Form 10-Q
period 1996-03-31
MERCER INTERNATIONAL INC
filed 1996-05-15
CIK 75659

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 1996

                          COMMISSION FILE NO.: 0-9409

                           MERCER INTERNATIONAL INC.
             Exact name of Registrant as specified in its charter.


           WASHINGTON                                        91-6087550
  State or other jurisdiction                       IRS Employee Identification
of incorporation or organization                               number

BRANDSCHENKE STR. 64, ZURICH, SWITZERLAND                     CH 8002
Address of principal executive office                       Postal Code


Registrant's telephone number including area code:         41(1) 201 7710


Indicate by check mark whether the registrant [1] has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

                      YES __X___                NO _____

The Registrant had 13,315,934 shares of beneficial interest outstanding as at May 10, 1996.


===============================================================================

                         PART I.  FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS





                           MERCER INTERNATIONAL INC.




                       CONSOLIDATED FINANCIAL STATEMENTS





                   FOR THE THREE MONTHS ENDED MARCH 31, 1996





                                  (UNAUDITED)





FORM 10-Q
QUARTERLY REPORT - PAGE 2

                           MERCER INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      MARCH 31,         DECEMBER 31,
                                                                        1996                1995
                                                                    -------------      ------------
                                                    ASSETS

Current Assets
    Cash and cash equivalents                                       $      12,706      $      29,230
    Investments                                                            72,742             65,311
    Receivables                                                            18,384             17,711
    Inventories                                                            26,968             27,723
    Other                                                                     735                643
                                                                    -------------      -------------
                                                                          131,535            140,618
Long-Term Assets
    Net assets of operation to be spun-off                                 55,391             55,366
    Investments                                                             5,881              5,653
    Receivables                                                            10,550             12,450
    Properties                                                            108,467            104,038
    Deferred income tax assets                                             10,570             10,625
                                                                    -------------      -------------

                                                                          190,859            188,132
                                                                    -------------      -------------

                                                                    $     322,394      $     328,750
                                                                    =============      =============





FORM 10-Q
QUARTERLY REPORT - PAGE 3

                           MERCER INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       MARCH 31,         DECEMBER 31,
                                                                         1996                1995
                                                                    ---------------     --------------
                                              LIABILITIES

Current Liabilities
    Accounts payable and accrued expenses                            $       39,258     $       47,455

Long-Term Liabilities
    Debt                                                                     27,569             25,220
    Due to affiliate                                                         21,429             21,778
    Other                                                                     7,072              7,282
                                                                     --------------     --------------
                                                                             56,070             54,280
                                                                     --------------     --------------

Total Liabilities                                                            95,328            101,735


                                          SHAREHOLDERS' EQUITY

Shares of beneficial interest                                                69,978             70,765

Cumulative translation adjustment                                            (7,132)            (1,732)

Net unrealized loss on investments valuation                                 (2,626)            (2,974)

Retained earnings                                                           166,846            160,956
                                                                     --------------     --------------
                                                                            227,066            227,015
                                                                     --------------     --------------

                                                                     $      322,394     $      328,750
                                                                     ==============     ==============





FORM 10-Q
QUARTERLY REPORT - PAGE 4

                           MERCER INTERNATIONAL INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)


                                                                         1996               1995
                                                                    --------------     --------------
Revenues
    Sales                                                           $       48,085     $       72,833
    Investments                                                              1,788              2,392
                                                                    --------------     --------------
                                                                            49,873             75,225
Expenses
    Cost of sales                                                           36,615             48,583
    General and administrative                                               6,269              6,647
    Interest expenses                                                        1,059              1,855
                                                                    --------------     --------------
                                                                            43,943             57,085
                                                                    --------------     --------------

Income from continuing operations before
    income taxes and minority interest                                       5,930             18,140
Income taxes                                                                    70               --
                                                                    --------------     --------------

Income from continuing operations before
    minority interest                                                        5,860             18,140
Minority interest                                                             --                5,746
                                                                    --------------     --------------

Income from continuing operations                                            5,860             12,394
Income (loss) from operations to be spun-off                                    30               (375)
                                                                    --------------     --------------
Net income                                                                   5,890             12,019

Retained earnings, beginning of period                                     160,956             96,773
                                                                    --------------     --------------
Retained earnings, end of period                                    $      166,846     $      108,792
                                                                    ==============     ==============
Earnings per share
    Income from continuing operations                               $         0.43     $         1.13
    Income (loss) from operations to be spun-off                              --                (0.03)
                                                                    --------------     --------------
Net income                                                          $         0.43     $         1.10
                                                                    ==============     ==============





FORM 10-Q
QUARTERLY REPORT - PAGE 5

                           MERCER INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         1996               1995
                                                                    --------------     --------------
Cash Flows from Continuing Operating Activities:
    Net income from continuing operations                           $        5,860     $       12,394
    Adjustments to reconcile net income from
         continuing operations to cash
         from continuing operating activities
         Depreciation and amortization                                      (1,835)            (3,560)
         Loss (gain) on investments                                              1             (1,391)
         Minority interest                                                    --                5,746
                                                                    ---------------    ---------------
                                                                             4,026             13,189
    Changes in current assets and liabilities
         Inventories                                                           (36)             1,995
         Receivables                                                           (59)             2,858
         Accounts payable and accrued expenses                              (6,530)             1,023
         Other                                                                 (96)               385

                                                                    ---------------    ---------------
                                                                            (2,695)            19,450

    Proceeds from the sales of trading securities                           11,875             --
    Purchase of trading securities                                         (21,153)           (26,777)
                                                                    ---------------    ---------------
         Net cash used in continuing
               operating activities                                        (11,973)            (7,327)

Cash Flows from Investing Activities of
    Continuing Operations:
    Purchase of available-for-sale securities                                 --               (3,271)
    Purchase of fixed assets                                                (5,366)            (5,192)
    Other                                                                       17                 94
                                                                    ---------------    ---------------
         Net cash used in investing
               activities of continuing operations                  $       (5,349)    $       (8,369)





FORM 10-Q
QUARTERLY REPORT - PAGE 6

                           MERCER INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         1996               1995
                                                                    --------------     --------------
Cash Flows from Financing Activities of Continuing
    Operations:
    Increase in bank indebtedness                                   $        3,300     $        4,722
    Decrease in bank indebtedness                                             (149)              (155)
    Net proceeds on issuance (cost to repurchase)
         shares of beneficial interest                                      (1,391)              --
                                                                    ---------------    ---------------
         Net cash provided by financing
               activities of continuing operations                           1,760              4,567

Effect of exchange rate changes on cash and
    cash equivalents                                                          (586)             4,577
                                                                    ---------------    ---------------

Net cash used in continuing operations                                     (16,148)            (6,552)
Net cash provided by (used in) operations to be
    spun-off                                                                  (376)             1,230
                                                                    ---------------    ---------------

Net decrease in cash and cash equivalents                                  (16,524)            (5,322)

Cash and Cash Equivalents, beginning of period                              29,230             42,512
                                                                    ---------------    ---------------
Cash and Cash Equivalents, end of period                            $       12,706     $       37,190
                                                                    ===============    ===============





FORM 10-Q
QUARTERLY REPORT - PAGE 7

                           MERCER INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THREE MONTHS ENDED MARCH 31, 1996

                                  (UNAUDITED)


Note 1.          Basis of Presentation

                 The consolidated financial statements include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

                 The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").
                 Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim period statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K. In the opinion of the Company, its unaudited interim consolidated financial statements contain all adjustments necessary, in order to present a fair statement of the results of the interim periods presented.

                 Previously reported financial statements for all periods and certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The Company's interest in the operating results and net assets of Arbatax International Inc. ("Arbatax") are classified separately within these financial statements as "spin-off operations" and are excluded from amounts for "continuing operations" (see Note 2. Spin-Off of Arbatax). In addition, the Company's cash flow statements exclude the activities of Arbatax. Intercompany transactions with Arbatax, which were eliminated in previous consolidated financial statements, are now reflected in these financial statements. Financial information presented for Arbatax in the Company's consolidated financial statements has been prepared solely for the purpose of reporting the Company's results and should not be viewed as a report on the results of Arbatax itself.

Note 2.          Spin-Off of Arbatax

                 On December 28, 1995, the Company announced plans to spin off its financial services segment to its shareholders, subject to regulatory approval. Pursuant to the spin-off, the Company will distribute (the "Distribution") approximately 83% of the currently issued shares of its 92% owned subsidiary, Arbatax. The





FORM 10-Q
QUARTERLY REPORT - PAGE 8

                 Company expects to effect the Distribution in 1996. The Distribution ratio will be one share of Arbatax common stock to every two shares of beneficial interest of the Company (the "Mercer Common Stock"). Fractional interests will not be distributed, but will be aggregated and sold and the cash proceeds will be distributed to the holders of Mercer Common Stock entitled to fractional interests. Upon completion of the Distribution, the Company will own 706,150 shares of Arbatax common stock, representing approximately 8.8% of the currently issued shares of Arbatax common stock, and 7,272,791 shares of Arbatax common stock will be held publicly. For the purposes of effecting the Distribution and governing certain ongoing relationships, the Company and Arbatax will enter into a separation agreement to provide for the Distribution, customary indemnities relating to tax, contingent liabilities and employees, the provision of transitional services and transfers of certain assets and liabilities.

                 The operations of Arbatax have been classified separately within the Company's financial statements as "spin-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. In addition, Arbatax's assets and liabilities are not consolidated into the Company's continuing operations. The Distribution will be recorded as a stock dividend and deducted from retained earnings at the carrying amount of the net assets of the spin-off operations. As a result, the Company's total assets and shareholders' equity will each be reduced by approximately $50.1 million after the Distribution.

Note 3.          Earnings Per Share

                 Earnings per share is computed on the weighted average number of shares outstanding during the period after considering convertible securities, warrants and options. The weighted average number of shares was 13,505,291 and 10,933,316 for the three months ended March 31, 1996 and 1995.





FORM 10-Q
QUARTERLY REPORT - PAGE 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company headquartered in Zurich, Switzerland. The Company's operations are primarily located in Germany and its manufacturing plants consist of five paper mills (the "Paper mills") and a sulphite pulp mill (the "Pulp mill") with aggregate annual production capacities of approximately 220,000 tonnes and 160,000 tonnes, respectively.

In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

On December 28, 1995, the Company announced that it would spin off its financial services segment to its shareholders, subject to regulatory approval. Pursuant to the spin-off, the Company will distribute approximately 83% of the currently issued shares of its 92% owned subsidiary, Arbatax International Inc. ("Arbatax") to its shareholders as a special dividend. The operations of Arbatax have been classified separately within the Company's financial statements as "spin-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. Previously reported financial statements for all periods and certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. See Notes 1 and 2 to the financial statements included herein.

The following discussion and analysis of the results of operation and the financial condition of the Company for the three months ended March 31, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996
- - ---------------------------------------------------------

In the first quarter of 1996, revenues decreased to $49.9 million from $75.2 million in the same period in 1995, primarily as a result of lower pulp and paper prices and decreased sales volumes. As the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar in the first quarter of 1996 also contributed to lower revenues. See "Foreign Currency".

Pulp and paper costs decreased to $36.6 million in the first quarter of 1996, compared to $48.6 million in the same period in 1995, primarily as a result of lower revenues and decreased fibre costs. General and administrative expenses decreased marginally to $6.3 million for the three months ended March 31, 1996, compared to $6.6 million in the same period in 1995.

For the three months ended March 31, 1996, net earnings from continuing operations were $5.9 million or $0.43 per share, compared to $12.4 million or $1.13 per share for the three months





FORM 10-Q
QUARTERLY REPORT - PAGE 10
ended March 31, 1995. Net earnings in the current period reflected the acquisition effective April 1, 1995 of the 30% minority interest in the Company's pulp and paper operations and weakened pulp and paper markets. In the three months ended March 31, 1996, the spin-off operations resulted in a profit of $30,000, compared to a loss of $375,000 in the comparative period.

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:

                                                                    QUARTER ENDED        QUARTER ENDED
                                                                    MARCH 31, 1996       MARCH 31, 1995
                                                                    --------------       --------------
                                                                                 (IN THOUSANDS)
SALES BY PRODUCT CLASS
Packaging papers                                                    $       9,715        $      15,201
Specialty papers                                                            8,014               12,088
Printing papers                                                            10,311               11,357
Pulp                                                                       18,424               31,655
Other                                                                       1,621                2,532
                                                                    ----------------     ----------------
Total(1)                                                            $      48,085        $      72,833
                                                                    ================     ================

SALES BY GEOGRAPHIC AREA
Germany                                                             $      29,164        $      46,990
European Union(2)                                                          11,244               25,843
Other                                                                       7,677                --
                                                                    ----------------     ----------------
Total                                                               $      48,085        $      72,833
                                                                    ================     ================

SALES BY VOLUME                                                                    (TONNES)
Packaging papers                                                           28,682               26,488
Specialty papers                                                            7,044               11,725
Printing papers                                                            11,190               11,671
Pulp                                                                       26,134               36,900
                                                                    ----------------     ----------------
Total                                                                      73,050               86,784
                                                                    ================     ================

- - -----------------------
(1)  Excluding intercompany sales.
(2)  Not including Germany.

Pulp and paper markets were generally weak in the first quarter of 1996, as a result of decreased demand and a sharp increase in pulp inventories. Customers generally reduced purchases to reduce their excess inventories, which resulted in lower product prices and reduced sales volumes in the first quarter of 1996. This price weakness is expected to continue until the excess inventory situation corrects itself. See "Cyclicality; Competitive Position".





FORM 10-Q
QUARTERLY REPORT - PAGE 11

In the first quarter of 1996, list prices for pulp were, on average, down approximately 18.7% from the same period in 1995 and approximately 14% from December 31, 1995. Pulp prices were negatively affected by a build up in pulp inventories which commenced in the latter part of 1995 because of lower demand and weak paper markets. In the first quarter of 1996, the Company's pulp inventories increased to 20,015 tonnes from 13,246 tonnes at December 31, 1995 and the Company's Pulp mill took 5 days of market related downtime. Pulp sales by volume in the first quarter of 1996 decreased by 29.1% compared to the same period in 1995, but increased by 12.4% from the fourth quarter of 1995. The overall effect of weaker pulp demand resulting from weaker paper markets was partially offset by the Company's increased production and sales of dissolving sulphite pulp.

The average net selling price for the Company's paper products decreased, on average, by approximately 19.9% in the first quarter of 1996 from the comparative period in 1995. Prices for printing papers remained relatively stable, while prices for packaging and specialty papers declined in the first quarter of 1996 from December 31, 1995. Paper sales by volume in the first quarter of 1996 decreased by 5.9% compared to the same period in 1995, but increased by 16.0% from the fourth quarter of 1995. Sales of packaging papers by volume increased by approximately 8% in the first quarter of 1996, compared to the same quarter of 1995, whereas sales by volume for specialty and printing papers declined. Results for the current quarter excluded the operations of the corrugated box plant at Heidenau and the Raschau paper mill, which were divested in the second half of 1995.

On average, the Company's fibre (wood chips and pulpwood) costs for pulp operations decreased by approximately 16% in the first quarter of 1996, compared to December 31, 1995 and were up approximately 2% in the current quarter, compared to the same period in 1995. Recycled fibre (wastepaper) costs for paper operations decreased by approximately 48% in the first quarter of 1996 from the same period in 1995 and were up approximately 10% in the current quarter of 1996, compared to December 31, 1995. While fibre costs remained relatively low in the first quarter of 1996, there can be no assurance that they will not escalate in the future.

The majority of the Company's employees are represented by a national union, which represents pulp and paper workers in Germany. The Company was a member of an employers' association which settled an industry-wide collective bargaining agreement with workers in 1995 that expired on January 31, 1996. In the first quarter of 1996, the Company advised the employers' association that it was withdrawing therefrom and wished to negotiate independently with its workers with respect to wages. The employers' association advised the Company that they have not accepted its notice of withdrawal because of alleged insufficient notice. In April 1996, the employers' association reached an industry-wide collective agreement with pulp and paper workers in Germany with respect to wages (the "National Agreement") which provides for a 4% wage increase retroactive to March 1, 1996 and further wage increases of 3%, 3% and 2.5% on September 1, 1996, January 1, 1997 and March 1, 1997, respectively. In April 1996, the Company settled a collective bargaining agreement independently with its own workers. Pursuant to the Company's agreement, which expires at the end of 1996, its employees will receive a 4% wage increase retroactive to March 1,





FORM 10-Q
QUARTERLY REPORT - PAGE 12

1996. The Company will not be participating in the additional wage increases reached under the National Agreement, but will be negotiating with its workers independently at the end of 1996.

Since acquisition, the Company has been implementing operational changes to its operations to improve efficiency, increase export sales to markets outside of Germany and upgrade its product mix. These changes continued in the first quarter of 1996 and resulted in the further elimination of employee positions and downtime at some of the Company's mills. These changes and upgrades to the mills will continue during the balance of 1996 and may result in further downtime at the Company's operations. In any given future reporting period, such downtime may affect the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                               MARCH 31, 1996   DECEMBER 31, 1995
                                               --------------   -----------------
                                                      (IN THOUSANDS)
FINANCIAL POSITION
Working capital                                  $  92,277          $  93,163
Total assets(1)                                    322,394            328,750
Long-term government debt                           10,252             10,522
Long-term debt - other                              17,317             14,698
Due to affiliate                                    21,429             21,778
Shareholders' equity(1)                            227,066            227,015

                                               QUARTER ENDED      QUARTER ENDED
                                               MARCH 31, 1996     MARCH 31, 1995(3)
                                               --------------     --------------
                                          (IN THOUSANDS, OTHER THAN PER SHARE AMOUNTS)
CASH FLOW FROM CONTINUING OPERATIONS(2)
Cash flow                                        $   4,026          $   7,443
Cash flow per share                              $    0.30          $    0.68

- - ----------------
(1) Prior to spin-off of Arbatax.
(2) Before changes in working capital and net purchases of trading securities.
(3) Net of minority interest.

At March 31, 1996, the Company's cash and cash equivalents decreased to $12.7 million from $37.2 million at March 31, 1995 or from $29.2 million at December 31, 1995. At March 31, 1996, the Company had short-term trading securities, consisting primarily of deutschmark and





FORM 10-Q
QUARTERLY REPORT - PAGE 13
swiss franc denominated investment grade bonds, totalling $72.7 million, compared to $65.3 million as at December 31, 1995.

Operating Activities

Cash used in operating activities before net purchases of trading securities was $2.7 million in the three months ended March 31, 1996, as compared to $19.5 million provided by operating activities in the same period in 1995. Cash flow from operations used cash of $12.0 million in the first quarter of 1996, as compared to $7.3 million for the same period in 1995. During the current period, the reduction of accounts payable and accrued expenses used $6.5 million, of which $5.3 million was the final instalment of a one-time payment for the settlement of a securities class action, and net purchases of trading securities used $9.3 million. Purchases of trading securities consisted primarily of interest bearing investment grade deutschmark and swiss franc bonds. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities

Investing activities in the first quarter of 1996 used cash of approximately $5.3 million, consisting primarily of capital expenditures for upgrades to the Pulp and Paper mills, compared to $8.4 million in the same period in 1995.

The Company is undertaking significant capital investments and expects to spend approximately $37.2 million in the three year period ending December 31, 1998. Approximately $5.4 million was expended in the first quarter of 1996, compared to $5.2 million in the same period in 1995. These investments are being partially financed through non-refundable grants made available by German federal and state governments to qualifying businesses operating in Germany.
At March 31, 1996, the Company had obtained approval for $10.4 million of such non-refundable government grants. These non-refundable grants are not recorded in the income of the Company, but instead reduce the cost base of the assets purchased with the proceeds thereof. At March 31, 1996, pursuant to the terms of the acquisition of the Company's pulp and paper operations from Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS"), the German government privatization agency, receivables from BVS totalled $13.6 million. Loan guarantees are also available from state governments in Germany for up to 80% of the cost of qualified investments. Such guarantees permit businesses to obtain term loans at below market interest rates. The Company has not yet utilized any such state guarantees.






FORM 10-Q
QUARTERLY REPORT - PAGE 14

Financing Activities

Cash provided by financing activities was $1.8 million in the first quarter of 1996, compared to $4.6 million in the same period in 1995. During the first quarter of 1996, the Company expended $1.4 million on repurchases of 70,500 of the Company's shares of beneficial interest, compared to nil in the same period in 1995.

The depreciation of the deutschmark against the U.S. dollar in the first quarter of 1996 resulted in an unrealized foreign exchange translation loss of $0.6 million from cash and cash equivalents and is shown in the consolidated statements of cash flows included herein. See "Foreign Currency".

The Company owns a substantial amount of real estate which is excess to its requirements and may be divested. If such real estate is sold prior to December 31, 1996, then 80% of the proceeds received in excess of the cost of the real estate as recorded in the financial statements of the Company's paper operations will be payable to BVS. Any proceeds received up to the amount of such costs are not subject to any payments to BVS. The Company does not expect that any material amounts will be payable to BVS upon the disposition of excess real estate.

The Company's pulp and paper operations had net operating tax losses of approximately $246.6 million at December 31, 1995. Under German tax laws, these losses may be carried forward indefinitely. If the Company uses the pre-acquisition tax losses of its pulp operations of $105 million to reduce future taxable income, it must pay to BVS either 35% of the reduction in taxes or a fixed amount of approximately $6.3 million. If the Company elects to make such one-time payment to BVS, the same will be deducted from the long-term portion of government receivables due to the Company from BVS. In 1995, the pulp operations earned a taxable profit and the Company expects that it may, prior to the end of 1996, acquire the said tax losses for $6.3 million as aforesaid. No payment to BVS is required if the Company utilizes the net operating tax losses of its paper operations. The Company's tax losses may result in a substantial deferred tax benefit being recognized, which under FASB Statement No. 109, may be reflected as an increase to earnings. The Company is continuing discussions with third parties to divest certain redundant assets and thereby realize the tax benefits of its paper operations. Any such transaction may result in changes of the corporate structure of the Company's paper operations.

At March 31, 1996, the Company had no material commitments to acquire assets or operating businesses. The Company anticipates that there will be acquisitions of businesses or commitments to projects during 1996. To achieve its long-term goals of expanding the asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets or the sale of assets.





FORM 10-Q
QUARTERLY REPORT - PAGE 15

Foreign Currency

Substantially all of the Company's operations are conducted in international markets and therefore its consolidated financial results are subject to foreign currency exchange rate fluctuations and in particular those in Germany. The Company's pulp and paper products are principally sold in deutschmarks. In the three months ended March 31, 1996, approximately 99% of the Company's revenues were denominated in deutschmarks.

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. At December 31, 1995, the cumulative foreign exchange translation resulted in a loss of $1.7 million. In the three months ended March 31, 1996, the overall depreciation of the deutschmark against the U.S. dollar resulted in a net $5.4 million foreign exchange translation loss and as a result the cumulative foreign exchange translation loss was increased from $1.7 million to $7.1 million at March 31, 1996.

As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The period average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                                        PERIOD FROM                    QUARTER ENDED               QUARTER ENDED
                                 MARCH 31 TO MAY 10, 1996             MARCH 31, 1996              MARCH 31, 1995
                               ----------------------------    ---------------------------   ---------------------------
                               PERIOD END    PERIOD AVERAGE    PERIOD END   PERIOD AVERAGE   PERIOD END   PERIOD AVERAGE
                               ----------    --------------    ----------   --------------   ----------   --------------
RATE OF EXCHANGE
Deutschmark                      1.5274          1.4987          1.4760         1.4785         1.3767         1.4497

Based upon the period average exchange rate in the first quarter of 1996, the U.S. dollar increased by approximately 3% in value against the deutschmark since December 31, 1995.





FORM 10-Q
QUARTERLY REPORT - PAGE 16

Cyclicality; Competitive Position

The pulp and paper business is cyclical in nature and markets for its principal products are affected by fluctuations in supply and demand in each cycle, which in turn affects product prices. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. The competitive position of the Company is influenced by the availability and quality of raw materials (fibre) and its experience in relation to other producers with respect to inflation, energy, labour costs and productivity. The earnings of the Company are sensitive to price changes to its principal products of pulp and paper.





FORM 10-Q
QUARTERLY REPORT - PAGE 17

                          PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

In the first quarter of 1996, the Company received court approval for the settlement of a class action securities litigation, which was originally filed against the Company and its senior management in April 1994, without any admission of liability. Reference is made to the Company's Form 10-K for the year ended December 31, 1995 for information concerning such legal proceeding.

The Company is also subject to routine litigation incidental to its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 2-5.    Not Applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number           Description

            27 Article 5 - Financial Data Schedule for 1st Quarter 1996 - Form 10-Q.

(b)      Reports on Form 8-K

                  None.





FORM 10-Q
QUARTERLY REPORT - PAGE 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERCER INTERNATIONAL INC.


                                           /s/ Michael J. Smith
                                        --------------------------------------
                                        Michael J. Smith
                                        Chief Financial Officer


Date: May 10, 1996





FORM 10-Q
QUARTERLY REPORT - PAGE 19

                                 EXHIBIT INDEX

Exhibit
Number                    Description

   27                     Article 5 - Financial Data Schedule for 1st Quarter
                          1996 - Form 10-Q.





FORM 10-Q
QUARTERLY REPORT - PAGE 20