Form 10-Q
period 1996-06-30
MERCER INTERNATIONAL INC
filed 1996-08-14
CIK 75659

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                   COMMISSION FILE NO.: 0-9409


                    MERCER INTERNATIONAL INC.
      (Exact name of Registrant as specified in its charter)


             WASHINGTON                             91-6087550
    (State or other jurisdiction          (IRS employer identification no.)
  of incorporation or organization)

   BRANDSCHENKE STR. 64, ZURICH, SWITZERLAND          CH 8002
    (Address of principal executive offices)      (Postal code)

                          41(1) 201 7710
       (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

                      YES X                   NO
                          ---                    ---

The Registrant had 13,315,934 common shares of beneficial interest outstanding as at August 9, 1996.

==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or plans for product development. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                 PART I -  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



                    MERCER INTERNATIONAL INC.

                CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDED JUNE 30, 1996

                           (UNAUDITED)

                    MERCER INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS

            AS AT JUNE 30, 1996 AND DECEMBER 31, 1995

                           (UNAUDITED)

                      (DOLLARS IN THOUSANDS)

                                              1996           1995
       ASSETS
Current Assets
  Cash and cash equivalents               $     12,172   $     29,230
  Investments                                   80,543         65,311
  Receivables                                   22,158         17,711
  Inventories                                   19,936         27,723
  Other                                            874            643
                                          ------------   ------------
                                               135,683        140,618
Long-term Assets
  Net assets of spun-off operations                  -         55,366
  Investments                                    9,595          5,653
  Receivables                                   10,252         12,450
  Properties                                   115,348        104,038
  Other                                          8,680         10,625
                                          ------------   ------------
                                               143,875        188,132
                                          ------------   ------------

                                          $    279,558   $    328,750
                                          ============   ============

                    MERCER INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS

            AS AT JUNE 30, 1996 AND DECEMBER 31, 1995

                           (UNAUDITED)

                      (DOLLARS IN THOUSANDS)

                                              1996           1995
      LIABILITIES
Current Liabilities
 Accounts payable and accrued expenses    $     50,958   $     47,455

Long-term Liabilities
 Debt                                           27,613         25,220
 Due to affiliate                               20,118         21,778
 Other                                           6,859          7,282
                                          ------------   ------------
                                                54,590         54,280
                                          ------------   ------------
Total Liabilities                              105,548        101,735

     SHAREHOLDERS' EQUITY
Shares of beneficial interest                   69,978         70,765
Cumulative translation adjustment               (9,390)        (1,732)
Net unrealised loss on investments valuation    (2,590)        (2,974)
Retained earnings                              116,012        160,956
                                          ------------   ------------
                                               174,010        227,015
                                          ------------   ------------

                                          $    279,558   $    328,750
                                          ============   ============


                    MERCER INTERNATIONAL INC.

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                           (UNAUDITED)

      (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                              1996           1995
REVENUES
 Sales                                    $     92,313   $    151,130
 Investments and other                           7,237          4,600
                                          ------------   ------------
                                                99,550        155,730
EXPENSES
 Cost of sales                                  75,994        104,139
 General and administrative                     12,788         16,069
 Interest expenses                               1,954          1,881
                                          ------------   ------------
                                                90,736        122,089
                                          ------------   ------------
INCOME FROM OPERATIONS                           8,814         33,641
INCOME TAXES                                        81              -
                                          ------------   ------------
INCOME FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST                        8,733         33,641
MINORITY INTEREST                                    -         (5,746)
                                          ------------   ------------

INCOME FROM CONTINUING OPERATIONS                8,733         27,895
INCOME FROM SPUN-OFF OPERATIONS                    466           (259)
                                          ------------   ------------

NET INCOME                                       9,199         27,636
RETAINED EARNINGS, BEGINNING OF PERIOD         160,956         96,773
DIVIDEND                                       (54,143)             -
                                          ------------   ------------
RETAINED EARNINGS, END OF PERIOD          $    116,012   $    124,409
                                          ============   ============
EARNINGS PER SHARE
 Continuing operations                    $       0.65   $       2.33
 Spun-off operations                              0.03          (0.03)
                                          ------------   ------------
                                          $       0.68   $       2.30
                                          ============   ============

                    MERCER INTERNATIONAL INC.

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

          FOR THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                           (UNAUDITED)

      (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                              1996           1995
REVENUES
 Sales                                    $     44,228   $     78,297
 Investments and other                           5,449          2,208
                                          ------------   ------------
                                                49,677         80,505
EXPENSES
 Cost of sales                                  39,379         55,556
 General and administrative                      6,519          9,422
 Interest expenses                                 895             26
                                          ------------   ------------
                                                46,793         65,004
                                          ------------   ------------

INCOME FROM OPERATIONS                           2,884         15,501
INCOME TAXES                                        11              -
                                          ------------   ------------
INCOME FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST                        2,873         15,501
MINORITY INTEREST                                    -              -
                                          ------------   ------------

INCOME FROM CONTINUING OPERATIONS                2,873         15,501
INCOME FROM SPUN-OFF OPERATIONS                    436            116
                                          ------------   ------------

NET INCOME                                       3,309         15,617
RETAINED EARNINGS, BEGINNING OF PERIOD         166,846        108,792
DIVIDEND                                       (54,143)             -
                                          ------------   ------------

RETAINED EARNINGS, END OF PERIOD          $    116,012   $    124,409
                                          ============   ============
EARNINGS PER SHARE
 Continuing operations                    $       0.21   $       1.19
 Spun-off operations                              0.03           0.01
                                          ------------   ------------

                                          $       0.24   $       1.20
                                          ============   ============


                    MERCER INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                           (UNAUDITED)

                      (DOLLARS IN THOUSANDS)

                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations         $      8,733   $     27,895
Adjustments to reconcile net income to
 cash from operating activities
 Depreciation and amortization                      (4,337)        (6,662)
 Loss (gain) on sales of investments                (3,975)        (2,079)
 Minority interest                                       -          5,746
 Other                                                   -              1
                                              ------------   ------------
                                                       421         24,901

Changes in current assets and liabilities
 Inventories                                         6,266         (3,215)
 Receivables                                        (3,283)        11,985
 Accounts payable and accrued expenses               6,986        (11,014)
 Other                                                (237)        (1,208)
                                              ------------   ------------
                                                    10,153         21,449

Proceeds from the sales of trading securities       24,821              -
Purchase of trading securities                     (38,792)       (43,435)
                                              ------------   ------------

                                                    (3,818)       (21,986)
                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale securities               -         (4,004)
 Purchase of fixed assets                          (12,844)       (11,033)
 Other                                                  25            882
                                              ------------   ------------
                                                   (12,819)       (14,155)
                                              ------------   ------------


                    MERCER INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)

           FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                           (UNAUDITED)

                      (DOLLARS IN THOUSANDS)

                                                   1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in bank indebtedness                 $      3,776   $     22,982
 Decrease in bank indebtedness                         (150)       (17,033)
 Decrease in notes payable                                -           (553)
 Net proceeds on issuance (cost to repurchase)
  shares of beneficial interest                      (1,391)             -
 Other                                                    -           (423)
                                               ------------   ------------
                                                      2,235          4,973
                                               ------------   ------------
 Effect of exchange rate changes on cash
  and cash equivalents                                 (965)         4,052
                                               ------------   ------------
 Net cash used in continuing operations             (15,367)       (27,116)
 Net cash used in (provided by) spun-off
  operations                                         (1,691)         6,118
                                               ------------   ------------

 Increase (decrease) in cash and
  cash equivalents                                  (17,058)       (20,998)

 Cash and cash equivalents:
  Beginning of period                                29,230         42,512
                                               ------------   ------------

  End of period                                $     12,172   $     21,514
                                               ============   ============


                    MERCER INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996

                           (UNAUDITED)

Note 1.   Basis of Presentation
- -------------------------------

The consolidated financial statements include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K. In the opinion of the Company, its unaudited interim consolidated financial statements contain all adjustments necessary, in order to present a fair statement of the results of the interim periods presented.

Previously reported consolidated financial statements for all periods and certain amounts in the Company's consolidated financial statements and related notes have been restated to conform to the current presentation. The Company's interest in the operating results and net assets of Arbatax International Inc. ("Arbatax") are classified separately within these consolidated financial statements as "spun-off operations" and are excluded from amounts for "continuing operations" (see Note 2. Spin-Off of Arbatax and Dividend). In addition, the Company's consolidated cash flow statements exclude the activities of Arbatax. Intercompany transactions with Arbatax, which were eliminated in previous consolidated financial statements, are now reflected in these financial statements. Financial information presented for Arbatax in the Company's consolidated financial statements has been prepared solely for the purpose of reporting the Company's results and should not be viewed as a report on the results of Arbatax itself.

Note 2.   Spin-Off of Arbatax and Dividend
- ------------------------------------------

On December 28, 1995, the Company announced plans to spin off its financial services segment to its shareholders, subject to regulatory approval.
Pursuant to the spin-off, the Company distributed (the "Distribution") approximately 83% of the issued shares of its 92% owned subsidiary, Arbatax as a special stock dividend. The Distribution was effected in June 1996 and the Distribution ratio was one share of Arbatax common stock for every two shares of beneficial interest of the

Company (the "Mercer Common Stock"). Fractional interests were not distributed, but were aggregated and sold and the cash proceeds distributed to the holders of Mercer Common Stock entitled thereto. The Company currently owns 671,931 shares of Arbatax common stock, representing approximately 7.1% of the issued shares of Arbatax common stock at June 30, 1996 and 8,848,760 shares of Arbatax common stock are held publicly. For the purposes of effecting the Distribution and governing certain ongoing relationships, the Company and Arbatax entered into a separation agreement to provide for the Distribution, customary indemnities relating to tax, contingent liabilities and employees, the provision of transitional services and transfers of certain assets and liabilities.

The operations of Arbatax have been classified separately within the Company's consolidated financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. In addition, Arbatax's assets and liabilities are not consolidated into the Company's continuing operations.

The Distribution was recorded as a stock dividend and deducted from shareholders' equity at the carrying amount of the net assets of the spun-off operations. The net amount of the special stock dividend was approximately $50.7 million comprised of $54.1 million, representing the Company's investment in Arbatax and the Company's share of Arbatax's undistributed post-acquisition profits, less $3.4 million representing the Company's share of the translation adjustment loss on Arbatax's net assets. The shares of Arbatax common stock retained by the Company are included in "Investments" under the "Long-term Assets" section in the balance sheets.

Note 3.   Earnings Per Share
- ----------------------------

Earnings per share is computed on the weighted average number of shares outstanding during the period after considering convertible securities, warrants and options. The weighted average number of shares was 13,480,550 and 11,996,015 for the six months ended June 30, 1996 and 1995, and 13,455,810 and 13,047,741 for the three months ended June 30, 1996 and 1995.

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

On December 28, 1995, the Company announced that it would spin off its financial services business to its shareholders, subject to regulatory approval. Pursuant to the spin-off which was completed in the second quarter of 1996, the Company distributed 6,697,716 shares of common stock of its subsidiary, Arbatax International Inc. ("Arbatax") to its shareholders as a special stock dividend. The operations of Arbatax have been classified separately within the Company's consolidated financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. Previously reported consolidated financial statements for all periods and certain amounts in the Company's consolidated financial statements and related notes have been restated to conform to the current presentation. See Notes 1 and 2 to the consolidated financial statements included herein.

The following discussion and analysis of the results of operations and the financial condition of the Company for the six months and quarter ended June 30, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended June 30, 1996
- ------------------------------------------------------

In the first half of 1996, revenues decreased to $99.6 million from $155.7 million in the same period in 1995, primarily as a result of lower pulp and paper prices, decreased paper sales and the divesture of the Company's corrugated box plant at Heidenau and Raschau paper mill (collectively the "Divested Plants") which occurred in the second half of 1995. In addition, as the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar by approximately 6% in the first half of 1996 also contributed to lower revenues. See "Foreign Currency".

Costs and expenses decreased to $90.7 million in the first half of 1996, compared to $122.1 million in the same period in 1995, primarily as a result of lower revenues and decreased fibre costs. General and administrative expenses decreased to $12.8 million for the six months ended June 30, 1996, compared to $16.1 million in the same period in 1995.

For the six months ended June 30, 1996, net earnings from continuing operations were $8.7 million or $0.65 per share, compared to $27.9 million or $2.33 per share for the six months ended June 30, 1995.

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:

                                  Six Months Ended    Six Months Ended
                                   June 30, 1996      June 30, 1995(1)
                                  ----------------    ----------------
                            (in thousands of dollars except volume amounts)
Sales by Product Class
- ----------------------
Packaging papers                   $     16,664         $     34,624
Specialty papers                         15,510               20,996
Printing papers                          19,447               28,996
Pulp                                     37,660               62,228
Other                                     3,032                4,286
                                   ------------         ------------
Total(2)                           $     92,313         $    151,130
                                   ============         ============
Sales by Geographic Area
- ------------------------
Germany                            $     52,781         $     97,599
European Union(3)                        23,568               42,859
Other                                    15,964               10,672
                                   ------------         ------------
Total                              $     92,313         $    151,130
                                   ============         ============
Sales by Volume
- ---------------                                 (tonnes)
Packaging papers                         53,630               61,095
Specialty papers                         14,191               18,872
Printing papers                          23,310               26,140
Pulp                                     64,985               69,775
                                   ------------         ------------
Total                                   156,116              175,882
                                   ============         ============
- ----------------------------
(1) Including the operations of the Divested Plants which had sales of
    $13.3 million or 18,218 tonnes of packaging papers.
(2) Excluding intercompany sales.
(3) Not including Germany.

Pulp and paper markets were generally weak in the first half of 1996, as a result of decreased demand for paper and a resulting increase in pulp producers' inventories. Customers generally reduced purchases to reduce their excess inventories, which resulted in lower product prices and reduced sales volumes in the first half of 1996. This price weakness is expected to continue until the excess inventory situation corrects itself.

In the first half of 1996, list prices for pulp were, on average, down approximately 31% from the same period in 1995 and approximately 42% from December 31, 1995. Pulp prices were negatively affected by a build up in pulp inventories which commenced in the latter part of 1995 because of lower demand and weak paper markets. In the first half of 1996, the Company's Pulp mill took 15 days of market related downtime. Pulp sales by volume in the first half of 1996 decreased by 7% compared to the same period in 1995. The overall effect of weaker pulp demand resulting from weaker paper markets was partially offset by the Company's increased production and sales of dissolving sulphite pulp. The erosion in pulp prices stabilized in April and there was a slight improvement in prices in June, 1996. The Company and other pulp producers have announced a further pulp price increase for the third quarter of 1996, although there can be no assurances that the same can be maintained.

The average net selling price for the Company's paper products decreased, on average, by approximately 25% in the first half of 1996 from the comparative period in 1995. Prices for specialty papers remained relatively stable, while prices for packaging and printing papers declined in the first half of 1996 from December 31, 1995. Sales volumes for all papers declined compared to the same period in 1995. Results for the current period excluded the operations of the Divested Plants, which were divested in the second half of 1995.

On average, the Company's fibre (wood chips and pulpwood) costs for pulp operations decreased by approximately 20% in the first half of 1996, compared to December 31, 1995 and were down approximately 10% in the current period from the comparative period in 1995. Recycled fibre (wastepaper) costs for paper production decreased by approximately 65% in the first half of 1996 from the same period in 1995. While fibre costs remained relatively low in the first half of 1996, there can be no assurance that they will not escalate in the future.

The majority of the Company's employees are represented by a national union for pulp and paper workers in Germany. The Company was a member of an employers' association which settled an industry-wide collective bargaining agreement with workers in 1995 that expired on January 31, 1996. In 1996, the Company gave notice to the employers' association that it was withdrawing therefrom and wished to negotiate independently with its workers with respect to wages. The employers' association has not accepted the Company's withdrawal because of alleged insufficient notice. The Company has commenced legal action for a declaration that its withdrawal from the employers' association was valid.

In April 1996, the employers' association reached an industry-wide collective agreement with pulp and paper workers in Germany with respect to wages (the "National Agreement") which provides for a 4% wage increase retroactive to March 1, 1996 and further wage increases of 3%, 3% and 2.5% on September 1, 1996, January 1, 1997 and March 1, 1997, respectively. In April 1996, the Company independently established a separate wage agreement for its own workers. Pursuant to the Company's position on wages, its employees will receive a 4% wage increase retroactive to March 1, 1996. The Company has taken the position that it is not subject to the additional wage increases reached under the National Agreement, but instead will negotiate a new agreement independently with its workers.

Since acquisition, the Company has been implementing operational changes to its production facilities to improve efficiency, increase export sales to markets outside of Germany and upgrade its product mix. These changes continued in the first half of 1996 and resulted in the elimination of employee positions and downtime at some of the Company's mills. These changes and upgrades to the mills will continue during the balance of 1996 and may result in further downtime at the Company's operations. In any given future reporting period, such downtime may affect the Company's results of operations.

Results of Operations - Quarter Ended June 30, 1996
- ---------------------------------------------------

Revenues in the second quarter of 1996 decreased to $49.7 million from $80.5 million in the comparative quarter of 1995. The decrease in revenues reflects lower pulp and paper prices and the exclusion of the Divested Plants. The lower value of the deutschmark against the U.S. dollar in the second quarter of 1996 compared to the second quarter of 1995 also contributed to lower revenues. On average, the deutschmark decreased by approximately 9% in the current period of 1996 from the comparative period of 1995.

Costs and expenses decreased to $46.8 million in the current quarter from $65.0 million in the same period in 1995, primarily as a result of lower revenues and fibre costs. General and administrative expenses decreased to $6.5 million in the current quarter from $9.4 million in the same quarter of 1995.

Net earnings from continuing operations in the quarter ending June 30, 1996, decreased to $2.9 million or $0.21 per share from $15.5 million or $1.19 per share in the same quarter in 1995.

In the second quarter of 1996, the Company completed the previously announced spin-off of its financial services business. Pursuant to the spin-off, the Company distributed (the "Distribution") 6,697,716 shares of common stock of its subsidiary, Arbatax, as a special stock dividend. The Distribution ratio was one share of Arbatax common stock for every two shares of beneficial interest of the Company. The Distribution was recorded as a stock dividend and reduced shareholders' equity by approximately $50.7 million.

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:

                                   Quarter Ended      Quarter Ended
                                   June 30, 1996      June 30, 1995(1)
                                   -------------      ---------------
                             (thousands of dollars except volume amounts)
Sales by Product Class
- ----------------------
Packaging papers                   $      6,949        $     19,423
Specialty papers                          7,496               8,908
Printing papers                           9,136              17,639
Pulp                                     19,236              30,573
Other                                     1,411               1,754
                                   ------------        ------------
Total(2)                           $     44,228        $     78,297
                                   ============        ============

Sales by Geographic Area
- ------------------------
Germany                            $     23,617        $     50,609
European Union(3)                        12,324              17,016
Other                                     8,287              10,672
                                   ------------        ------------
Total                              $     44,228        $     78,297
                                   ============        ============

Sales by Volume                               (tonnes)
- ----------------
Packaging papers                         24,948              34,607
Specialty papers                          7,147               7,147
Printing papers                          12,120              14,469
Pulp                                     38,851              32,875
                                   ------------        ------------
Total                                    83,066              89,098
                                   ============        ============
- -------------------------
(1) Including the operations of the Divested Plants which had sales of
    $7.7 million or 10,785 tonnes of packaging papers.
(2) Excluding intercompany sales.
(3) Not including Germany.

Although world pulp and paper markets remained generally weak in the second quarter of 1996, the erosion in pulp prices stabilized and there was a slight improvement in the pulp prices in June 1996. In the current period, pulp sales volumes improved as a result of improving demand and the Company reduced its pulp inventories to approximately 7,278 tonnes at June 30, 1996 from 20,015 tonnes at March 31, 1996. World pulp producer inventories were also reduced during the second quarter of 1996 as a result of production curtailments and improving demand. Certain pulp producers, including the Company, have announced price increases for the third quarter of 1996, although there can be no assurance such increases will be maintained.

The average net selling price for the Company's paper products decreased, on average, by approximately 29% in the second quarter of 1996 from the comparative period in 1995. Weaker market conditions resulted in some price erosion during the current period. Overall, paper prices stabilized and there were price improvements for packaging papers. After the normal slow down in shipments over the summer, business conditions for the remainder of the year for the Company's paper products should improve. In addition, higher pulp prices should support further paper price increases.

Fibre costs remained relatively low during the period. Wood costs for pulp production were approximately 20% lower in the current period of 1996 from the comparative period of 1995 and wastepaper prices were 76% lower in the current period compared to the same period in 1995.

Liquidity and Capital Resources
- -------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                     June 30, 1996     December 31, 1995
                                     -------------     -----------------
                                               (In thousands)
Financial Position
- ------------------
Working capital                       $     84,725       $     93,163
Total assets                               279,558            328,750(1)
Long-term government debt                    9,944             10,522
Long-term debt - other                      17,669             14,698
Due to affiliate                            20,118             21,778
Shareholders' equity                       174,010            227,015(1)
- ----------------------------
(1) Prior to the Distribution

At June 30, 1996, the Company's cash and cash equivalents were $12.2 million compared to $29.2 million at December 31, 1995. At June 30, 1996, the Company had short-term trading securities, consisting primarily of deutschmark and swiss franc denominated investment grade bonds, totalling $80.5 million, compared to $65.3 million as at December 31, 1995.

Operating Activities
- --------------------

Cash provided by operating activities before net purchases of trading securities was $10.1 million in the six months ended June 30, 1996, as compared to $21.4 million in the same period in 1995. Cash flow from operations used cash of $3.8 million in the first half of 1996, as compared to $22.0 million for the same period in 1995, primarily as a result of an increase in accounts payable and accrued expenses and a decrease in inventories. The accounts payable and accrued expenses are net of $5.3 million which was the final instalment of a one-time payment for the settlement of a securities class action. Net purchases of trading securities used $14.0 million in the current period as compared to $43.4 million in the same period of 1995. Purchases of trading securities consisted primarily of interest bearing investment grade deutschmark and swiss franc denominated bonds. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
- --------------------

Investing activities in the first half of 1996 used cash of approximately $12.8 million, consisting primarily of capital expenditures for upgrades to the Company's manufacturing plants, compared to $14.1 million in the same period in 1995.

The Company is undertaking significant capital investments and expects to spend approximately $37.2 million in the three year period ending December 31, 1998 of which approximately $12.8 million was expended in the first half of 1996. These investments are being partially financed through non-refundable grants made available by German federal and state governments to qualifying businesses operating in Germany. At June 30, 1996, the Company had obtained approval for $10.4 million of such non-refundable government grants which will be received periodically during 1996 and 1997. These non-refundable grants are not recorded in the income of the Company, but instead will reduce the cost base of the assets purchased with the proceeds thereof. At June 30, 1996, pursuant to the terms of the acquisition of the Company's pulp and paper operations from Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS"), the German government privatization agency, receivables from BVS totalled $15.1 million. Loan guarantees are also available from state governments in Germany for up to 80% of the cost of qualified investments. Such guarantees permit businesses to obtain term loans at below market interest rates. The Company has not yet utilized any such state guarantees.

Financing Activities
- --------------------

Cash provided by financing activities was $2.2 million in the first half of 1996, compared to $5.0 million in the same period in 1995.

The depreciation of the deutschmark against the U.S. dollar in the first quarter of 1996 resulted in an unrealized foreign exchange translation loss of $0.9 million from cash and cash equivalents and is shown in the consolidated statements of cash flows included herein. See "Foreign Currency".

The Company owns a substantial amount of real estate which is excess to its requirements and may be divested. In addition, the Company's pulp and paper operations have net operating tax losses, which aggregated approximately $246.6 million at December 31, 1995, that, under German laws, may be carried forward indefinitely. If the Company utilizes the pre-acquisition tax losses of its pulp operations of approximately $105 million, it must pay to BVS either 35% of any reduction in taxes or a fixed amount of approximately $6.3 million. If the Company elects to make such one-time payment to BVS, it will be deducted from the long-term portion of government receivables due to the Company from BVS. As the pulp operations had taxable earnings in 1995, the Company expects that it may, prior to the end of 1996, acquire the said tax losses for $6.3 million as aforesaid. No payment to BVS is required if the Company utilizes the net operating tax losses of its paper operations. The Company's tax losses may result in a substantial deferred tax benefit being recognized, which under FASB Statement No. 109, may be reflected as an increase to earnings. The Company is continuing discussions with third parties to divest certain redundant assets and thereby realize the tax benefits of its paper operations.

Although the Company had no material commitments to acquire assets or operating businesses at June 30, 1996, it anticipates that there will be acquisitions of businesses or commitments to projects during 1996. To achieve its long-term goals of expanding its asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets or the sale of assets.

Foreign Currency
- ----------------

As substantially all of the Company's operations are conducted in international markets, its consolidated financial results are subject to foreign currency exchange rate fluctuations and in particular those in Germany. In the current period approximately 99% of the Company's revenues were denominated in deutschmarks.

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. At December 31, 1995, the cumulative foreign exchange translation resulted in a loss of $1.7 million.
In the six months ended June 30, 1996, the overall depreciation of the deutschmark against the U.S. dollar and the Distribution resulted in a net $7.7 million foreign exchange translation loss and as a result the cumulative foreign exchange translation loss increased from $1.7 million at December 31, 1995 to $9.4 million at June 30, 1996.

Since the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The period average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                        Period From
                      June 30, 1996 to     Quarter Ended     Quarter Ended
                       August 9, 1996      June 30, 1996     June 30, 1995
                      ----------------     -------------     -------------
                      End      Average    End     Average   End     Average
                      ---      -------    ---     -------   ---     -------
Rates of Exchange
- -----------------
 Deutschmark        1.4788    1.5003     1.5218    1.5262  1.3827   1.3827

Based upon the period average exchange rate in the first half of 1996, the deutschmark depreciated by approximately 6% against the U.S. dollar since December 31, 1995.

Cyclical Nature of Business; Competitive Position
- -------------------------------------------------

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


                  PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 24, 1996. At the meeting, Mr. J.S.H. Lee was re-elected for a three year term to the Board of Trustees of the Company. Mr. Lee joins Mr. Arnulphy whose term does not expire until 1997 and Messrs. Smith and Moon whose terms do not expire until 1998.

The election of a trustee was submitted and voted upon at the meeting as follows:

                                                  Abstentions and
                      Votes FOR   Votes WITHHELD   Broker Non-Votes
                      ---------   --------------  -----------------
J.S.H. Lee            4,837,970       0                  -

ITEM 5.   OTHER INFORMATION

NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number              Description
     -------             -----------

      2.1        Separation Agreement between Mercer International Inc.
                 and Arbatax International Inc. dated for reference March 29, 1996. Incorporated by reference from
                 Form 8-K dated June 3, 1996.
      2.2 Information Statement dated May 22, 1996. Incorporated by reference from Form 8-K dated June 3, 1996.
      27         Article 5 - Financial Data Schedule for 2nd Quarter
                 1996 - Form 10-Q.

(b)  Reports on Form 8-K

     A report on Form 8-K dated June 3, 1996 was filed reporting under:

     Item 2.  Acquisition or Disposition of Assets.

     Item 7.  Financial Statements and Exhibits.

              (b) Pro forma consolidated financial statements for the three months ended March 31, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MERCER INTERNATIONAL INC.


                                  By: /s/ Michael J. Smith
                                  --------------------------
                                  Michael J. Smith
                                  (Chief Financial Officer)

Date: August 9, 1996

                          EXHIBIT INDEX

     Exhibit
     Number              Description
     -------             -----------

      2.1        Separation Agreement between Mercer International Inc.
                 and Arbatax International Inc. dated for reference March 29, 1996. Incorporated by reference from
                 Form 8-K dated June 3, 1996.
      2.2 Information Statement dated May 22, 1996. Incorporated by reference from Form 8-K dated June 3, 1996.
      27         Article 5 - Financial Data Schedule for 2nd Quarter
                 1996 - Form 10-Q.