Form 10-Q
period 1996-09-30
MERCER INTERNATIONAL INC
filed 1996-11-14
CIK 75659

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1996

                   Commission File No.: 0-9409

                    MERCER INTERNATIONAL INC.
      (Exact name of Registrant as specified in its charter)

             WASHINGTON                        91-6087550
    (State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

     Brandschenke Str. 64, Zurich, Switzerland                  CH 8002
     (Address of principal executive offices)                  (Zip code)

                          41(1) 201 7710
       (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X                   NO
                            ---                      ---

The Registrant had 14,797,038 common shares of beneficial interest outstanding as at November 1, 1996.

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

                 PART I  -  FINANCIAL INFORMATION
                            ---------------------



ITEM 1.  FINANCIAL STATEMENTS



                    MERCER INTERNATIONAL INC.

                CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                           (Unaudited)

















FORM 10-Q
QUARTERLY REPORT - PAGE 2

                    MERCER INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS

          AS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                           (Unaudited)
                      (Dollars in thousands)

     ASSETS                                         1996          1995
Current Assets
  Cash and cash equivalents                    $    15,279   $    29,230
  Securities                                        78,332        65,311
  Receivables                                       20,066        17,711
  Inventories                                       20,784        27,723
  Other                                                806           643
                                               -----------   -----------
                                                   135,267       140,618

Long-term Assets
  Net assets of spun-off operations                      -        55,366
  Securities                                         3,852         5,653
  Receivables                                       14,506        12,450
  Properties                                       120,161       104,038
  Other                                              8,680        10,625
                                               -----------   -----------
                                                   147,199       188,132
                                               -----------   -----------


                                               $   282,466   $   328,750
                                               ===========   ===========
















FORM 10-Q
QUARTERLY REPORT - PAGE 3

                    MERCER INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)

          AS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                           (Unaudited)
                      (Dollars in thousands)

     LIABILITIES                                    1996          1995
Current Liabilities
  Accounts payable and accrued expenses        $    48,657   $    47,455

Long-term Liabilities
  Debt                                              32,402        25,220
  Due to affiliate                                       -        21,778
  Other                                              6,837         7,282
                                               -----------   -----------
                                                    39,239        54,280
                                               -----------   -----------

Total Liabilities                                   87,896       101,735

     SHAREHOLDERS' EQUITY

Shares of beneficial interest                       87,672        70,765
Cumulative translation adjustment                  (10,072)       (1,732)
Net unrealised loss on investments valuation        (2,182)       (2,974)
Retained earnings                                  119,152       160,956
                                               -----------   -----------
                                                   194,570       227,015
                                               -----------   -----------


                                               $   282,466   $   328,750
                                               ===========   ===========











FORM 10-Q
QUARTERLY REPORT - PAGE 4

                    MERCER INTERNATIONAL INC.

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)
      (Dollars in thousands, except for earnings per share)

                                                    1996          1995
REVENUES
  Sales                                        $   136,488   $   225,900
  Net investments and other                          7,079         2,894
                                               -----------   -----------
                                                   143,567       228,794

EXPENSES
  Cost of sales                                    112,298       155,808
  General and administrative                        19,286        23,839
  Litigation settlement                                  -         7,000
                                               -----------   -----------
                                                   131,584       186,647
                                               -----------   -----------

INCOME FROM OPERATIONS                              11,983        42,147
INCOME TAXES (RECOVERY)                                110        (9,180)
                                               -----------   -----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST                           11,873        51,327
MINORITY INTEREST                                        -         5,746
                                               -----------   -----------
INCOME FROM CONTINUING OPERATIONS                   11,873        45,581
INCOME (LOSS) FROM SPUN-OFF OPERATIONS                 466          (184)
                                               -----------   -----------
NET INCOME                                          12,339        45,397
RETAINED EARNINGS, BEGINNING OF PERIOD             160,956        96,773
DIVIDEND                                           (54,143)            -
                                               -----------   -----------
RETAINED EARNINGS, END OF PERIOD               $   119,152   $   142,170
                                               ===========   ===========
EARNINGS (LOSS) PER SHARE
  Continuing operations                        $      0.87   $      3.67
  Spun-off operations                                 0.03         (0.02)
                                               -----------   -----------
                                               $      0.90   $      3.65
                                               ===========   ===========


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                    MERCER INTERNATIONAL INC.

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)
      (Dollars in thousands, except for earnings per share)

                                                    1996          1995
REVENUES
  Sales                                        $    44,175   $    74,770
  Net investments and other                          1,796           175
                                               -----------   -----------
                                                    45,971        74,945
EXPENSES
  Cost of sales                                     36,304        51,669
  General and administrative                         6,498         7,770
  Litigation settlement                                  -         7,000
                                               -----------   -----------
                                                    42,802        66,439
                                               -----------   -----------

INCOME FROM OPERATIONS                               3,169         8,506
INCOME TAXES (RECOVERY)                                 29        (9,180)
                                               -----------   -----------
INCOME FROM CONTINUING OPERATIONS                    3,140        17,686
INCOME FROM SPUN-OFF OPERATIONS                          -            75
                                               -----------   -----------

NET INCOME                                           3,140        17,761
RETAINED EARNINGS, BEGINNING OF PERIOD             116,012       124,409
                                               -----------   -----------

RETAINED EARNINGS, END OF PERIOD               $   119,152   $   142,170
                                               ===========   ===========
EARNINGS PER SHARE
  Continuing operations                        $      0.23   $      1.33
  Spun-off operations                                    -          0.01
                                               -----------   -----------

                                               $      0.23   $      1.34
                                               ===========   ===========





FORM 10-Q
QUARTERLY REPORT - PAGE 6

                    MERCER INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)
                      (Dollars in thousands)

                                                    1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations          $    11,873   $    45,581
Adjustments to reconcile net income to cash
 from operating activities
  Depreciation and amortization                     (6,363)       (9,152)
  Gain on sales of investments                      (5,926)       (2,684)
  Minority interest                                      -         5,746
  Deferred income taxes                                  -        (9,180)
  Other                                                  -          (412)
                                               -----------   -----------

                                                      (416)       29,899
Changes in current assets and liabilities
  Inventories                                        5,346        (5,940)
  Receivables                                          947        23,943
  Accounts payable and accrued expenses              6,844         1,092
  Other                                                492        (1,610)
                                               -----------   -----------

                                                    13,213        47,384

Proceeds from the sales of trading
 securities                                         24,676         5,475
Purchase of trading securities                     (40,091)      (62,599)
                                               -----------   -----------

                                                    (2,202)       (9,740)
                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities              -        (3,985)
  Proceeds from sales of available-for-sale
   securities                                        1,942             -
  Purchase of fixed assets, net                    (16,124)      (13,608)
  Other                                                 32           848
                                               -----------   -----------

                                                   (14,150)      (16,745)
                                               -----------   -----------

FORM 10-Q
QUARTERLY REPORT - PAGE 7

                    MERCER INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)

        FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)
                      (Dollars in thousands)

                                                    1996          1995
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in bank indebtedness                $     6,134   $    24,029
  Decrease in bank indebtedness                       (150)      (15,971)
  Net proceeds on issuance (cost to repurchase)
   shares of beneficial interest                    (1,070)        3,241
  Other                                                  -          (422)
                                               -----------   -----------

                                                     4,914        10,877
                                               -----------   -----------
  Effect of exchange rate changes on cash
   and cash equivalents                             (1,041)        3,217
                                               -----------   -----------

  Net cash used in continuing operations           (12,479)      (12,391)
  Net cash used in (provided by) spun-off
   operations                                       (1,472)         (133)
                                               -----------   -----------
  Decrease in cash and
   cash equivalents                                (13,951)      (12,524)

Cash and cash equivalents:
  Beginning of period                               29,230        42,512
                                               -----------   -----------

  End of period                                $    15,279   $    29,988
                                               ===========   ===========











FORM 10-Q
QUARTERLY REPORT - PAGE 8

                    MERCER INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

                           (Unaudited)

Note 1  Basis of Presentation
        ---------------------

The consolidated financial statements include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K. In the opinion of the Company, its unaudited interim consolidated financial statements contain all adjustments necessary in order to present a fair statement of the results of the interim periods presented.

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

Note 2   Spin-Off of Arbatax and Dividend
         --------------------------------

On December 28, 1995, the Company announced plans to spin off its financial services segment to its shareholders, subject to regulatory approval. Pursuant to the spin-off, the Company distributed 6,697,716 shares of common stock of






FORM 10-Q
QUARTERLY REPORT - PAGE 9

Arbatax (the "Distribution"), being approximately 83% of the issued shares of its former 92% owned subsidiary Arbatax, as a special stock dividend. The Distribution was effected in June 1996 and the Distribution ratio was one share of Arbatax common stock for every two shares of beneficial interest of the Company (the "Mercer Common Stock"). Fractional interests were not distributed, but were aggregated and sold and the cash proceeds distributed to the holders of Mercer Common Stock entitled thereto. For the purposes of effecting the Distribution and governing certain ongoing relationships, the Company and Arbatax entered into a separation agreement to provide for the Distribution, customary indemnities relating to tax, contingent liabilities and employees, the provision of transitional services and transfers of certain assets and liabilities. In September 1996, the Company settled its indebtedness to Arbatax in the amount of $22.3 million through the issuance of 700,000 shares of Mercer Common Stock and a note payable in the amount of $12.5 million due in January 1998.

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

Note 3  Earnings Per Share
        ------------------

Earnings per share is computed on the weighted average number of shares outstanding during the period after considering convertible securities, warrants and options. The weighted average number of shares was 13,629,664 and 12,428,542 for the nine months ended September 30, 1996 and 1995, respectively, and 13,922,180 and 13,288,755 for the three months ended September 30, 1996 and 1995, respectively.

Note 4  Related Party Transactions
        --------------------------

In September 1996, the Company settled its indebtedness with Arbatax as set forth in Note 2 above. Two trustees and officers of the Company are also officers and directors of Arbatax.





FORM 10-Q
QUARTERLY REPORT - PAGE 10

                 PART I  - FINANCIAL INFORMATION
                           ---------------------

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

In the second quarter of 1996, the Company completed its previously announced spin-off of its financial services business by way of a special stock dividend of shares (the "Distribution") of its former subsidiary, Arbatax International Inc. ("Arbatax"). The operations of Arbatax have been classified separately within the Company's consolidated financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. Previously reported consolidated financial statements for all periods and certain amounts in the Company's consolidated financial statements and related notes have been restated to conform to the current presentation. See Notes 1 and 2 to the consolidated financial statements included herein.

The following discussion and analysis of the results of operations and the financial condition of the Company for the nine months and quarter ended September 30, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended September 30, 1996
------------------------------------------------------------

In the nine months ended September 30, 1996, revenues decreased to $143.6 million from $228.8 million in the same period in 1995, primarily as a result of lower pulp and paper prices, decreased paper sales and the divesture of the Company's corrugated box plant at Heidenau and the Raschau paper mill (collectively, the "Divested Plants") which occurred in the second half of 1995. In addition, the depreciation of the deutschmark against the U.S. dollar during the current period also contributed to lower revenues. See "Foreign Currency".

Costs and expenses decreased to $131.6 million in the first nine months of 1996, compared to $186.6 million in the same period in 1995, primarily as a result of lower revenues and decreased fibre costs. During the comparative period of 1995, cost and expenses included $7.0 million in respect of a litigation settlement. General and administrative expenses decreased to $19.3 million for the nine months ended September 30, 1996 from $23.8 million in the same period in 1995.









FORM 10-Q
QUARTERLY REPORT - PAGE 11

For the nine months ended September 30, 1996, net earnings from continuing operations were $11.9 million or $0.87 per share, compared to $45.6 million or $3.67 per share for the nine months ended September 30, 1995.

In the second quarter of 1996, the Company completed the Distribution which was recorded as a stock dividend and reduced shareholders' equity by approximately $50.7 million.

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:


                                   Nine Months Ended    Nine Months Ended
                                   September 30, 1996   September 30, 1995(1)
                                   ------------------   ------------------
                               (in thousands of dollars except volume amounts)
Sales by Product Class
----------------------

Packaging papers                      $    25,672           $    53,876
Specialty papers                           21,638                29,742
Printing papers                            27,891                41,464
Pulp                                       57,152                94,653
Other                                       4,135                 6,165
                                      -----------           -----------
Total(2)                              $   136,488           $   225,900
                                      ===========           ===========

Sales by Geographic Area
------------------------

Germany                               $    78,311           $   140,760
European Union(3)                          38,052                61,695
Other                                      20,125                23,445
                                      -----------           -----------
Total                                 $   136,488           $   225,900
                                      ===========           ===========

Sales by Volume
---------------                                    (tonnes)

Packaging papers                           83,332                94,252
Specialty papers                           20,303                26,366
Printing papers                            34,477                36,967
Pulp                                      101,183               103,306
                                      -----------           -----------
Total                                     239,295               260,891
                                      ===========           ===========
------------------------------
(1) Including the operations of the Divested Plants which had sales of $17.7 million or 25,053 tonnes of packaging papers.
(2) Excluding intercompany sales.
(3) Not including Germany.

FORM 10-Q
QUARTERLY REPORT - PAGE 12

Pulp and paper markets were generally weak in the first nine months of 1996 and product prices were lower than in the same period of 1995, as a result of decreased paper demand and resulting increases in pulp inventories. Customers generally reduced purchases to reduce their excess inventories. This resulted in lower product prices and reduced paper sales volumes in the current period in 1996. This price weakness is expected to continue until the excess inventory situation corrects itself.

In the first nine months of 1996, while pulp sales by volume were only marginally lower than the same period in 1995, list prices for pulp were, on average, down approximately 38% from the same period in 1995 and from December 31, 1995. Pulp prices were negatively affected by a build-up in pulp inventories which commenced in the latter part of 1995 because of lower demand and weak paper markets. In the first nine months of 1996, the Company's Pulp mill took 15 days of market related downtime. The overall effect of weaker pulp markets resulting from weak paper markets was partially offset by the Company's increased production and sales of dissolving sulphite pulp. The erosion in pulp prices stabilized in April and there was a slight improvement in prices in June 1996. Some pulp producers have announced a further pulp price increase for the fourth quarter of 1996, although there can be no assurances that the same can be implemented.

The average net selling price for the Company's paper products decreased, on average, by approximately 31% in the first nine months of 1996 from the comparative period in 1995. Prices for specialty papers remained relatively stable, while prices for packaging and printing papers declined in the first nine months of 1996 from December 31, 1995. Sales volumes for all papers declined compared to the same period in 1995. Results for the current period excluded the Divested Plants, which were divested in the second half of 1995.

On average, the Company's fibre (wood chips and pulpwood) costs for pulp operations decreased by approximately 25% in the first nine months of 1996, compared to December 31, 1995 and were down approximately 19% in the current period from the comparative period in 1995. Recycled fibre (wastepaper) costs for paper production decreased by approximately 67% in the first nine months of 1996 from the same period in 1995. While fibre costs remained relatively low in the first nine months of 1996, there can be no assurance that they will not escalate in the future.

In 1996, the Company gave notice to the national employers' association for the pulp and paper industry in Germany that it was withdrawing and wished to negotiate independently with its workers with respect to wages. The employers' association has not accepted the Company's withdrawal because of alleged insufficient notice and the Company has commenced legal action for a declaration that its withdrawal was valid.





FORM 10-Q
QUARTERLY REPORT - PAGE 13

In April 1996, the employers' association reached an industry-wide collective agreement with pulp and paper workers in Germany with respect to wages (the "National Agreement") which provided for a 4% wage increase retroactive to March 1, 1996 and further wage increases of 3%, 3% and 2.5% on September 1, 1996, January 1, 1997 and March 1, 1997, respectively. In April 1996, the Company independently established a separate wage agreement for its own workers. Pursuant to the Company's position on wages, its employees received a 4% wage increase retroactive to March 1, 1996. The Company has taken the position that it is not subject to the additional wage increases reached under the National Agreement, but instead will negotiate a new agreement independently with its workers.

Since acquisition, the Company has been implementing operational changes to its production facilities to improve efficiency, increase export sales to markets outside of Germany and upgrade its product mix. These changes continued in the first nine months of 1996 and resulted in the elimination of employee positions and downtime at some of the Company's mills. These changes and upgrades to the mills will continue during the balance of 1996. In addition, the Company intends to convert the production of the Pulp mill from sulphite pulp to sulphate (kraft) pulp. See "Liquidity and Capital Resources - Investing Activities".

Results of Operations - Quarter Ended September 30, 1996
--------------------------------------------------------

Revenues in the third quarter of 1996 decreased to $46.0 million from $74.9 million in the comparative quarter of 1995. The decrease in revenues reflects lower pulp and paper prices and the exclusion of the Divested Plants. The lower value of the deutschmark against the U.S. dollar in the third quarter of 1996 compared to the third quarter of 1995 also contributed to lower revenues. On average, the deutschmark decreased by approximately 5% in the current period of 1996 from the comparative period of 1995.

Costs and expenses decreased to $42.8 million in the current quarter from $66.4 million in the same period in 1995, primarily as a result of lower revenues and fibre costs. General and administrative expenses decreased to $6.5 million in the current quarter from $7.8 million in the same quarter of 1995.

Net earnings from continuing operations in the quarter ending September 30, 1996, decreased to $3.1 million or $0.23 per share from $17.7 million or $1.33 per share in the same quarter in 1995.









FORM 10-Q
QUARTERLY REPORT - PAGE 14

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:

                                       Quarter Ended      Quarter Ended
                                       Sept. 30, 1996     Sept. 30, 1995(1)
                                       --------------     --------------
Sales by Product Class            (thousands of dollars except volume amounts)
----------------------
Packaging papers                       $     9,008        $    19,252
Specialty papers                             6,128              8,746
Printing papers                              8,444             12,468
Pulp                                        19,492             32,425
Other                                        1,103              1,879
                                       -----------        -----------
Total(2)                               $    44,175        $    74,770
                                       ===========        ===========

Sales by Geographic Area
------------------------

Germany                                $    25,530        $    43,161
European Union(3)                           14,484             18,836
Other                                        4,161             12,773
                                       -----------        -----------
Total                                  $    44,175        $    74,770
                                       ===========        ===========

Sales by Volume                                    (tonnes)
---------------

Packaging papers                            29,702             33,157
Specialty papers                             6,112              7,494
Printing papers                             11,167             10,827
Pulp                                        36,198             33,531
                                       -----------         ----------
Total                                       83,179             85,009
                                       ===========         ==========

--------------------------

(1) Including the operations of the Divested Plants which had sales of $4.4 million or 6,835 tonnes of packaging papers.
(2) Excluding intercompany sales.
(3) Not including Germany.




FORM 10-Q
QUARTERLY REPORT - PAGE 15

Although pulp and paper markets were generally weak, the erosion in pulp prices stabilized in the current quarter and pulp prices improved by approximately 9% over the period. In the current period, pulp sales by volume increased by 8% over the comparative period of 1995. Certain pulp producers have announced price increases for the fourth quarter of 1996, although there can be no assurance such increases will be implemented.

The average net selling price for the Company's paper products decreased, on average, by approximately 36% in the third quarter of 1996 from the comparative period in 1995. Weaker market conditions also resulted in some price erosion for some papers during the current period. Overall, paper prices started stabilizing in the current period and there were price improvements for packaging papers. After the normal slow down in shipments over the summer, business conditions for the remainder of the year for the Company's paper products are expected to improve. In addition, higher pulp prices should support further paper price increases.

Fibre costs remained relatively low during the period. Wood costs for pulp production were approximately 34% lower in the current period of 1996 from the comparative period of 1995 and wastepaper prices were 74% lower in the current period compared to the same period in 1995.

Liquidity and Capital Resources
-------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                 September 30, 1996      December 31, 1995
                                 ------------------      -----------------
                                               (in thousands)
Financial Position
------------------

Working capital                     $     86,610            $    93,163
Total assets                             282,466                328,750(1)
Long-term government debt                  9,911                 10,522
Total liabilities                         87,896                101,735
Shareholders' equity                     194,570                227,015(1)

---------------------------
(1) Prior to the Distribution


At September 30, 1996, the Company's cash and cash equivalents were $15.3 million compared to $29.2 million at December 31, 1995. At September 30, 1996, the Company had short-term trading securities, consisting primarily of deutschmark and swiss franc denominated investment grade bonds, totalling $78.3 million, compared to $65.3 million as at December 31, 1995.

FORM 10-Q
QUARTERLY REPORT - PAGE 16

Operating Activities
--------------------

Cash provided by operating activities before net purchases of trading securities was $13.2 million in the nine months ended September 30, 1996, as compared to $47.4 million in the same period in 1995. Cash flow from operations used cash of $2.2 million in the first nine months of 1996, as compared to $9.7 million for the same period in 1995, primarily as a result of a reduction in the net purchases of trading securities, a decrease in inventories and an increase in accounts payable and accrued expenses. Net purchases of trading securities used $15.4 million in the current period as compared to $57.1 million in the same period of 1995. Purchases of trading securities consisted primarily of interest bearing investment grade deutschmark and swiss franc denominated bonds. The accounts payable and accrued expenses are net of $7.0 million which was a one-time payment for the settlement of a securities class action. Receivables provided cash of $0.9 million in the current period, compared to $23.9 million in the same period of 1995. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
--------------------

Investing activities in the first nine months of 1996 used cash of approximately $14.1 million, consisting primarily of capital expenditures for upgrades to the Company's manufacturing plants, compared to $16.7 million in the same period of 1995.

The Company is currently undertaking a capital investment program estimated to cost approximately $37.2 million in the three year period ending December 31, 1998 of which approximately $18.8 million was expended in the first nine months of 1996. As a result of its plans to convert the production of the Pulp mill from sulphite to sulphate (kraft) pulp, the Company's current capital investment program will be modified to reflect the conversion project.

The Company's capital investments are being partially financed through non-refundable grants made available by German federal and state governments to qualifying businesses operating in Germany. At September 30, 1996, the Company had obtained approval for $10.4 million of such non-refundable government grants which will be received periodically during 1996 and 1997. These non-refundable grants are not recorded in the income of the Company, but instead will reduce the cost base of the assets purchased with the proceeds thereof. At September 30, 1996, pursuant to the terms of the acquisition of the Company's pulp and paper operations from Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS"), the German government privatization agency, receivables from BVS totalled $11.9 million. Loan guarantees are also available from state governments in Germany for up to 80% of the cost of qualified investments. Such guarantees permit businesses to obtain term loans at below market interest rates. The Company has not yet utilized any such state guarantees.

FORM 10-Q
QUARTERLY REPORT - PAGE 17

The Company plans to convert the Pulp mill from the production of sulphite pulp to sulphate (kraft) pulp. The conversion is expected to increase the capacity of the Pulp mill from 160,000 tonnes per year to 280,000 tonnes and reduce the mill's emissions of sulphur dioxides and effluent substantially. The estimated cost for the conversion is approximately $330 million, which will be financed through a combination of forgivable governmental grants of approximately $110,000 and governmental assistance and guarantees for long-term project financing. The conversion will be subject to, inter alia, the Company settling all financing and governmental grants and obtaining all necessary governmental permits and approvals for the conversion. The conversion project is expected to commence in 1998 and to be completed at the end of 1999. The conversion of the Pulp mill will result in its ceasing production for approximately three months prior to the switch over from sulphite to sulphate pulp production. The Finnish engineering firm Jaakko Poyry has been appointed as the project engineers for the conversion.

Germany is one of Europe's most important pulp markets and the Company is the only non-integrated pulp producer in Germany. As a result, most of its kraft pulp production will be sold on the domestic German market. The fibre supply for the converted mill will primarily come from the abundant supply of long fibre spruce wood located in the region surrounding the mill.

Financing Activities
--------------------

Cash provided by financing activities was $4.9 million in the first nine months of 1996, compared to $10.9 million in the same period of 1995, primarily as the result of a reduction in borrowing. In the current quarter, the Company settled bank debt of $13.4 million through a partial repayment, the issuance of 650,000 shares of beneficial interest and a promissory note in the amount of $0.9 million due in July 1997.

The depreciation of the deutschmark against the U.S. dollar in the first nine months of 1996 resulted in an unrealized foreign exchange translation loss of $1.0 million from cash and cash equivalents and is shown in the consolidated statements of cash flows included herein. See "Foreign Currency".

The Company's pulp and paper operations have net operating tax losses, which aggregated approximately $246.6 million at December 31, 1995, that, under German laws, may be carried forward indefinitely. If the Company utilizes the pre-acquisition tax losses of its pulp operations of approximately $105 million, it must pay to BVS either 35% of any reduction in taxes or a fixed amount of approximately $6.3 million. If the Company elects to make such one-time payment to BVS, it will be deducted from the long-term portion of government receivables due to the Company from BVS. As the pulp operations had taxable earnings in 1995, the Company may, prior to the end of 1996, acquire the said tax losses for $6.3 million as aforesaid. No payment to BVS is required if the Company utilizes the net operating tax losses of its paper operations. The Company's tax losses may result in a substantial deferred tax benefit being recognized, which under FASB Statement No. 109 may be reflected as an increase to earnings. The Company is continuing discussions with third parties to divest certain redundant assets including a substantial

FORM 10-Q
QUARTERLY REPORT - PAGE 18
amount of real property which is excess to its requirements. The Company has entered into certain lease arrangements with respect to some of the redundant assets whereby the Company has the right to "put" the assets to the tenant at a prearranged price commencing in 1997.

In the current quarter, the Company settled its indebtedness to Arbatax of $22.3 million through the issuance of 700,000 shares of beneficial interest and a note in the amount of $12.5 million due in January 1998.

Although the Company had no material commitments to acquire assets or operating businesses at September 30, 1996, it anticipates that there will be acquisitions of businesses or commitments to projects during 1996. In addition, the Company intends to convert the production of the Pulp mill from sulphite to sulphate (kraft) pulp. To achieve its long-term goal of expanding its asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, the issue of securities, borrowing against its assets and/or the sale of assets.

Foreign Currency
----------------

As substantially all of the Company's operations are conducted in international markets, its consolidated financial results are subject to foreign currency exchange rate fluctuations and in particular those in Germany. In the current period, approximately 99% of the Company's revenues were denominated in deutschmarks.

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the relevant period. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. At December 31, 1995, the cumulative foreign exchange translation resulted in a loss of $1.7 million.
In the nine months ended September 30, 1996, the overall depreciation of the deutschmark against the U.S. dollar and the Distribution resulted in a net $8.3 million foreign exchange translation loss and as a result the cumulative foreign exchange translation loss increased from $1.7 million at December 31, 1995 to $10.0 million at September 30, 1996.




FORM 10-Q
QUARTERLY REPORT - PAGE 19

Since the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The period average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                      Period From
                    Sept. 30, 1996 to    Quarter Ended    Quarter Ended
                      Nov. 12, 1996      Sept. 30, 1996   Sept. 30, 1995
                    -----------------    --------------   --------------

                     End     Average     End    Average   End    Average
                     ---     -------     ---    -------   ---    -------
Currency
--------

Deutschmark         1.5002   1.5000     1.5268  1.4999   1.4290  1.4249

Based upon the period average exchange rate in the first nine months of 1996, the deutschmark depreciated by approximately 6% against the U.S. dollar since December 31, 1995.

Cyclical Nature of Business; Competitive Position
-------------------------------------------------

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


                  PART II  -  OTHER INFORMATION
                              -----------------

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.



FORM 10-Q
QUARTERLY REPORT - PAGE 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                         Description
     -------                        -----------

      27             Article 5 - Financial Data Schedule for 3rd Quarter
                     1996 Form 10-Q.


(b)  Reports on Form 8-K

     NONE




























FORM 10-Q
QUARTERLY REPORT - PAGE 21

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MERCER INTERNATIONAL INC.

                                   By: /s/Michael J. Smith
                                      --------------------------
                                       Michael J. Smith
                                       Chief Financial Officer
                                       and Trustee


Date: November 12, 1996


































FORM 10-Q
QUARTERLY REPORT - PAGE 22

                          EXHIBIT INDEX

     Exhibit
     Number                      Description
     -------                     -----------

      27             Article 5 - Financial Data Schedule for 3rd Quarter
                     1996 Form 10-Q.





FORM 10-Q
QUARTERLY REPORT - PAGE 23