Form 10-Q/A
period 1996-09-30
MERCER INTERNATIONAL INC
filed 1996-11-15
CIK 75659

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A

                         AMENDMENT NO. 1

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

Mercer International Inc. hereby amends Item 2 of Part I of its Form 10-Q for the quarter ended September 30, 1996 by changing the reference to "forgivable governmental grants of approximately $110,000" in the first paragraph on page 18 to "forgivable governmental grants of approximately $110 million".


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











FORM 10-Q/A
QUARTERLY REPORT - PAGE 2

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
















FORM 10-Q/A
QUARTERLY REPORT - PAGE 3

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











FORM 10-Q/A
QUARTERLY REPORT - PAGE 4

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


FORM 10-Q/A
QUARTERLY REPORT - PAGE 5

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





FORM 10-Q/A
QUARTERLY REPORT - PAGE 6

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

FORM 10-Q/A
QUARTERLY REPORT - PAGE 7

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











FORM 10-Q/A
QUARTERLY REPORT - PAGE 8

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






FORM 10-Q/A
QUARTERLY REPORT - PAGE 9

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





FORM 10-Q/A
QUARTERLY REPORT - PAGE 10

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









FORM 10-Q/A
QUARTERLY REPORT - PAGE 11

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

FORM 10-Q/A
QUARTERLY REPORT - PAGE 12

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





FORM 10-Q/A
QUARTERLY REPORT - PAGE 13

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









FORM 10-Q/A
QUARTERLY REPORT - PAGE 14

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




FORM 10-Q/A
QUARTERLY REPORT - PAGE 15

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

FORM 10-Q/A
QUARTERLY REPORT - PAGE 16

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

FORM 10-Q/A
QUARTERLY REPORT - PAGE 17

The Company plans to convert the Pulp mill from the production of sulphite pulp to sulphate (kraft) pulp. The conversion is expected to increase the capacity of the Pulp mill from 160,000 tonnes per year to 280,000 tonnes and reduce the mill's emissions of sulphur dioxides and effluent substantially. The estimated cost for the conversion is approximately $330 million, which will be financed through a combination of forgivable governmental grants of approximately $110 million and governmental assistance and guarantees for long-term project financing. The conversion will be subject to, inter alia, the Company settling all financing and governmental grants and obtaining all necessary governmental permits and approvals for the conversion. The conversion project is expected to commence in 1998 and to be completed at the end of 1999. The conversion of the Pulp mill will result in its ceasing production for approximately three months prior to the switch over from sulphite to sulphate pulp production. The Finnish engineering firm Jaakko Poyry has been appointed as the project engineers for the conversion.

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

The Company's pulp and paper operations have net operating tax losses, which aggregated approximately $246.6 million at December 31, 1995, that, under German laws, may be carried forward indefinitely. If the Company utilizes the pre-acquisition tax losses of its pulp operations of approximately $105 million, it must pay to BVS either 35% of any reduction in taxes or a fixed amount of approximately $6.3 million. If the Company elects to make such one-time payment to BVS, it will be deducted from the long-term portion of government receivables due to the Company from BVS. As the pulp operations had taxable earnings in 1995, the Company may, prior to the end of 1996, acquire the said tax losses for $6.3 million as aforesaid. No payment to BVS is required if the Company utilizes the net operating tax losses of its paper operations. The Company's tax losses may result in a substantial deferred tax benefit being recognized, which under FASB Statement No. 109 may be reflected as an increase to earnings. The Company is continuing discussions with third parties to divest certain redundant assets including a substantial

FORM 10-Q/A
QUARTERLY REPORT - PAGE 18
amount of real property which is excess to its requirements. The Company has entered into certain lease arrangements with respect to some of the redundant assets whereby the Company has the right to "put" the assets to the tenant at a prearranged price commencing in 1997.

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




FORM 10-Q/A
QUARTERLY REPORT - PAGE 19

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

ITEMS 2 - 6.  Not Applicable.

FORM 10-Q/A
QUARTERLY REPORT - PAGE 20

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


Date: November 15, 1996












FORM 10-Q/A
QUARTERLY REPORT - PAGE 21