Form 10-K
period 1996-12-31
MERCER INTERNATIONAL INC
filed 1997-03-31
CIK 75659

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
                      ------------------------------------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996, or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                          Commission File No.: 0-9409

                           MERCER INTERNATIONAL INC.
              Exact name of Registrant as specified in its charter

                 WASHINGTON                                      91-6087550
        State or other jurisdiction                   IRS Employer Identification No.
              of incorporation

                BRANDSCHENKE STR. 64, ZURICH, SWITZERLAND, 8002
             Address of principal executive office        Zip Code

       Registrant's telephone number including area code: 41(1) 201 7710

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      ------------------------------------
                 SHARES OF BENEFICIAL INTEREST, $1.00 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)
                          ---------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 21, 1997 was approximately $143,444,927. The last reported sale price of the common shares of beneficial interest on the NASDAQ Stock Market's National Market on March 21, 1997 was $9.63 per share.

     As of March 21, 1997, the Registrant had 14,917,369 common shares of beneficial interest, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 1997 is incorporated by reference in Part III hereof. Certain exhibits in
Part IV of this Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                              PART I
Item 1.    BUSINESS.....................................................................    3
           The Company..................................................................    3
           Spun-off Operations..........................................................    3
           Products.....................................................................    4
           Sales, Marketing and Distribution............................................    4
           Fibre........................................................................    6
           Capital Expenditures and Government Financing................................    6
           Pulp Mill Conversion Project.................................................    7
           Environmental................................................................    8
           Human Resources..............................................................    9
           Acquisitions.................................................................   10
Item 2.    PROPERTIES...................................................................   10
Item 3.    LEGAL PROCEEDINGS............................................................   11
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................   11
                                             PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................................   12
Item 6.    SELECTED FINANCIAL DATA......................................................   13
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATION..................................................................   13
           Results of Operations........................................................   14
           Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995....   14
           Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994....   15
           Liquidity and Capital Resources..............................................   17
           Foreign Currency.............................................................   19
           Cyclical Nature of Business; Competitive Position............................   20
           Inflation....................................................................   20
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................   20
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE........................................   20
                                           PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................   21
Item 11.   EXECUTIVE COMPENSATION.......................................................   21
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............   21
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................   21
                                            PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............   22
           Financial Statements.........................................................   24
           Supplementary Financial Information..........................................   41
           SIGNATURES...................................................................   42

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Mercer International Inc. is a Massachusetts trust organized under the laws of the State of Washington in 1968. Under Washington law, shareholders of a Massachusetts trust have the same limited liability as shareholders of a corporation. In this document: (i) unless the context otherwise requires, the "Company" or "Mercer" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

     Mercer is a pulp and paper company headquartered in Zurich, Switzerland, with operations primarily located in Germany. The Company's pulp, paper and sales operations are conducted through its indirectly wholly-owned subsidiaries, Zellstoff-und Papierfabrik Rosenthal GmbH ("ZPR") and Dresden Paper AG ("DPAG"). The Company initially acquired its paper operations in 1993 and its pulp operations in 1994 from Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS"), the German government agency responsible for the privatization of government owned companies.

     The Company currently employs 873 people and its manufacturing plants consist of five paper mills (the "Paper mills") and a pulp mill (the "Pulp mill") with aggregate annual production capacities of approximately 220,000 tonnes and 160,000 tonnes, respectively. The Paper mills produce three primary classes of paper products, being packaging, printing and specialty, and the Pulp mill produces sulphite pulp.

     During the last three and a half years, the Company has focused upon implementing operational changes and plant upgrades to improve efficiency, reduce effluent discharges and emissions and modernize its manufacturing plants. In aggregate, the Company has expended approximately $89.3 million on capital investments at the Company's mills, of which $27.9 million was financed through non-refundable government grants.

     The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity, the economy, interest rates and fluctuations in foreign currency exchange, all of which can have a significant influence on the Company's selling prices and overall profitability. The Company competes with European and international pulp and paper firms ranging from very large integrated firms to smaller specialty firms. Areas of competition include price, innovation, quality and service. The Company's competitive position is influenced by the availability and cost of its raw materials, energy and labour, and its plant efficiencies and productivity in relation to its competitors.

     The Company previously also operated in the financial services segment. On December 28, 1995, the Company announced that it would spin-off its financial services business to its shareholders and the same was completed in June 1996.

     The corporate strategy of the Company is to expand its asset and earnings base both in Europe and internationally through the acquisition of interests in companies and assets in the pulp and paper and related businesses.

SPUN-OFF OPERATIONS

     Effective June 3, 1996, the Company completed the spin-off of its financial services segment in a one for two stock dividend (the "Distribution") of approximately 83% of its previously held 92% interest in Arbatax International Inc., now called MFC Bancorp Ltd. ("Arbatax"). The Distribution was recorded as a stock dividend from shareholders' equity at the carrying amount of the net assets of the spun-off operations. As a result, the Company's total assets and shareholders' equity were each reduced by approximately $50.7 million after the Distribution. The operations of Arbatax have been classified separately within the Company's financial statements and herein as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. In addition, Arbatax's assets and liabilities are not consolidated into the Company's continuing operations. Previously reported financial statements for all periods and certain amounts in the Company's financial statements have been restated to conform to this presentation.

     The Distribution has permitted the Company to concentrate its management and financial resources on its core business and pursue new opportunities in the pulp and paper and related industries.

PRODUCTS

     The Company manufactures and sells sulphite pulp and three primary classes of paper products. The Company's products are produced from both virgin fibre, being wood chips and pulpwood, and recycled fibre, being waste paper. The Company's manufacturing plants are all located in Germany in the States of Saxony and Thuringia. The Paper mills are located at Heidenau, Hainsberg, Fahrbrucke, Trebsen and Greiz and have an aggregate annual production capacity of approximately 220,000 tonnes. The Pulp mill is situated near the town of Blankenstein and has an annual production capacity of approximately 160,000 tonnes. The following table sets out the Company's primary classes of paper products and the mills at which they are produced:

PAPER PRODUCT CLASS       MILL                         PRODUCT DESCRIPTION
-------------------       ----                         -------------------
Packaging Paper.......... Greiz and Trebsen            Corrugated medium and testliner used in
                                                       the production of boxes and corrugated
                                                       shipping containers.
Specialty Paper.......... Heidenau and Fahrbrucke      Greaseproof paper and coated and
                                                       uncoated wallpaper.
Printing Paper........... Hainsberg and Fahrbrucke     Recycled and woodfree printing, writing
                                                       and copy paper.

     Pulp is generally classified according to fibre type, the process used and the degree to which it is bleached. The sulphite pulp produced by the Pulp mill is a chemical wood pulp manufactured by a magnesium bisulphite acid cooking process. The majority of the production of the mill is used to make paper grade pulp. The dissolving sulphite pulp produced by the mill is a specialty pulp used in the production of synthetic textile fibre such as viscose staple fibre (rayon). A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including an emerging requirement, particularly in the European market, for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Pulp mill has the capability of producing both "totally chlorine free" ("TCF") and "elemental-chlorine free" ("ECF") pulp. TCF pulp is bleached to a high brightness using oxygen and hydrogen peroxide as bleaching agents, whereas ECF pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent. Ethanol, a by-product of pulp production, is also sold by the Company to industrial producers and used in making paints, lacquers, films and printing colours. The Company plans to convert the Pulp mill from the production of sulphite pulp to kraft (sulphate) pulp. See "Business -- Pulp Mill Conversion Project."

SALES, MARKETING AND DISTRIBUTION

     The Company's sales and marketing operations focus primarily on western European countries and are responsible for the majority of the paper sales. In 1996, the Company increased the amount of paper sales conducted through agents to approximately 35% of total paper sales from approximately 30% in 1995 and 5% in 1994, in order to expand its sales in markets outside of Germany. The majority of the Company's paper products are sold to printers, wallpaper manufacturers, corrugators and converters. Sales of sulphite pulp within Germany are conducted primarily by the Company's own sales staff, while sales outside of Germany are carried out primarily through agents. The Company's sulphite pulp is sold principally to tissue and paper mills and rayon producers. Pulp and paper sales are made on terms customary to the industry. At December 31, 1996, there were no material payment delinquencies. The Company's products are delivered to market by truck, rail and ship.

     The distribution of the Company's sales by volume, product class and geographic area are set out in the following table for the periods indicated:

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996       1995(1)      1994(1)(2)
                                                             --------     --------     --------
                                                                          (tonnes)
SALES BY VOLUME
Packaging Papers.........................................     110,179      121,145       98,387
Specialty Papers.........................................      26,548       29,813       28,371
Printing Papers..........................................      46,416       47,089       40,893
Pulp.....................................................     133,005      126,562       64,167
                                                             --------     --------     --------
Total(3).................................................     316,148      324,609      231,818
                                                             ========     ========     ========
                                                                       (in thousands)
SALES BY PRODUCT CLASS
Packaging Papers.........................................    $ 33,165     $ 66,776     $ 42,239
Specialty Papers.........................................      27,012       34,370       28,342
Printing Papers..........................................      36,469       50,960       29,536
Pulp.....................................................      72,456      115,934       40,512
Other....................................................       4,995        7,292        7,142
                                                             --------     --------     --------
Total....................................................    $174,097     $275,332     $147,771
                                                             ========     ========     ========
SALES BY GEOGRAPHIC AREA
Germany..................................................    $101,351     $171,876     $104,170
European Union(4)........................................      48,795       72,485       34,797
Other....................................................      23,951       30,971        8,804
                                                             --------     --------     --------
Total....................................................    $174,097     $275,332     $147,771
                                                             ========     ========     ========

---------------

(1) In 1995, the Company divested the corrugating box plant at Heidenau and the Raschau paper mill. These plants had combined sales of $17.2 million or 22,123 tonnes of packaging papers in 1995 and sales of $15.2 million or 24,540 tonnes of packaging papers in 1994.

(2) The Company acquired its pulp operations effective July 1, 1994.

(3) Excluding intercompany sales of 3,609, 3,545 and 1,774 tonnes of pulp in 1996, 1995 and 1994, respectively.

(4) Not including Germany.

     The following charts illustrate the geographic distribution of the Company's sales for the periods indicated:

                                                               YEAR ENDED          YEAR ENDED            YEAR ENDED
                                                            DECEMBER 31, 1996    DECEMBER 31, 1995    DECEMBER 31, 1994(1)
                                                                    %                    %                     %
                                                            -----------------    -----------------    --------------------
Germany..................................................         58.2                 62.4                   70.5
European Union(2)........................................         28.0                 26.3                   23.5
Other....................................................         13.8                 11.3                    6.0

---------------

(1) The Company acquired its pulp operations effective July 1, 1994.

(2) Not including Germany.

     In 1996 and 1995, no single customer accounted for more than 10% of the Company's pulp and paper sales. The Company's sales are not dependent upon a single customer or upon a concentrated group of major customers. The loss of any one customer would not have a material adverse effect on the Company.

FIBRE

     The fibre used by the Company's manufacturing plants consists of waste paper and pulp used to produce paper products and wood chips and pulpwood used to produce sulphite pulp. Approximately 80% of the fibre used in the Company's paper operations consists of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp fibre. The remaining 20% of the fibre is made up of market pulps and chemical additives, both of which are available at market prices from suppliers throughout Europe. In 1996, the Paper mills consumed approximately 167,802 tonnes of waste paper. Prices for fibre were relatively low in 1996 as a result of weak paper markets and weakened pulp markets. Changes in market prices for fibre in 1996 were generally reflected in the lower prices for the Company's paper products.

     The Company's pulp operations are situated in a region which offers a stable fibre supply. Its fibre requirements are met from wood chips produced by local sawmills or pulpwood. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulpwood processed especially for this purpose. Pulpwood consists of lower quality logs not used in the production of lumber. The wood chips are procured from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometre radius of the Pulp mill. Within this radius, the Pulp mill is by far the largest consumer of wood chips. Wood chips are normally procured from sawmills pursuant to one year supply contracts, which provide for quarterly price adjustments. Pulpwood is partly procured from the state forest agency in Thuringia on a contract basis and partly from private holders. The Pulp mill's fibre requirements are handled and procured primarily by PWA Holz, which is the largest wood procurement company in Germany and handles a total volume of approximately four million cubic metres per year. In 1996, the Pulp mill consumed approximately 656,109 cubic metres of fibre comprised of approximately 530,650 cubic metres of wood chips and 125,459 cubic metres of pulpwood.

     The cost of fibre for pulp producers in Europe decreased significantly during 1996 due to low demand for pulp and a build-up in pulpwood supply. While fibre costs remained relatively low in the last quarter of 1996, there can be no assurance that they will not escalate in the future. During the early part of 1997, there were signs of upward price pressure for pulpwood in Europe. Overall, in 1996, reduced fibre prices were reflected in significantly lower pulp prices. While fibre costs are subject to cyclical changes based upon demand, the Company expects that it will be able to obtain an adequate and stable supply of fibre on satisfactory terms due to the favourable location of the Pulp mill and its long-term relationship with suppliers.

CAPITAL EXPENDITURES AND GOVERNMENT FINANCING

     In 1996, the Company continued with its capital investment programs designed to improve efficiency and profitability, reduce effluent discharges and emissions and increase production capacity. Such capital investments were partially financed through non-refundable grants made available by German federal and state governments and were used to offset certain wastewater fees.

     Under legislation adopted by the federal and certain state governments of Germany, non-refundable grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Pursuant to the terms of such grants, state governments will provide funding ranging between 15% and 23% of the cost of qualified investments. Additional non-refundable grants, equal to 5% of qualified investments, are available from the federal government. These grants are not refundable or repayable by the recipient, unless the proceeds are used for a non-specified purpose. Such grants are available generally to qualifying businesses in Germany, and are unrelated to BVS or other amounts due to the Company from BVS. These non-refundable grants are not recorded in the income of the Company, but instead reduce the cost basis of the assets purchased by the proceeds thereof.

     Loan guarantees are also available from German state government agencies for up to 80% of the cost of qualifying investments. These guarantees are provided by state governments to assist qualifying businesses with financing capital investments. The guarantees permit such businesses to obtain term loans at below market interest rates. To date, the Company has not utilized any such state government guarantees.

     The capital investments made by the Company to reduce effluent discharges have been applied to offset wastewater fees that would otherwise be payable. At December 31, 1996, the aggregate wastewater fees saved by the Company over the last four years as a result of environmental capital expenditures were $10.3 million.

     The following table sets out the Company's capital expenditures and non-refundable grants recorded for the periods indicated:

                                                            YEARS ENDED              SIX MONTHS ENDED
                                                           DECEMBER 31,                DECEMBER 31,
                                                  -------------------------------    ----------------
                                       TOTAL       1996        1995       1994(1)        1993(2)
                                      -------     -------     -------     -------    ----------------
                                                           (in thousands)
Capital Expenditures................  $89,319(3)  $23,865     $18,968     $25,145        $ 21,341
                                      =======     =======     =======     =======        ========
Non-refundable grants...............  $27,952     $ 5,328     $ 7,291     $12,882        $  2,451
                                      =======     =======     =======     =======        ========

---------------

(1) The Company acquired its pulp operations effective July 1, 1994.

(2) The Company acquired its paper operations effective July 1, 1993.

(3) To December 31, 1996, capital expenditures have offset $10.3 million in wastewater fees.

     In 1993, the Company initiated a four year capital investment program at an anticipated cost of approximately $57.9 million to modernize and upgrade the Paper mills. As at December 31, 1996, the Company had substantially completed this capital investment program and spent in total approximately $58.8 million thereon. Expenditures under this program in 1996 totalled approximately $9.7 million, of which $1.6 million was financed by non-refundable grants. The principal investments at the Paper mills under this program consisted of: (i) approximately $3.9 million for the installation of effluent treatment equipment to improve environmental compliance; (ii) approximately $12.2 million for the installation of power plants at two of the Paper mills; (iii) approximately $6.6 million to add a coating facility to the Heidenau mill; (iv) approximately $5.9 million to add a de-inking plant at the Hainsberg mill; and (v) approximately $8.1 million to upgrade the paper machine at the Trebsen mill to increase its annual production capacity by 25,000 tonnes. These investments are also expected to improve the efficiencies of the Paper mills. As the capital investment program has been substantially completed, the level of capital expenditures at the Paper mills is expected to be lower in the next two years. The Company anticipates that capital investments at its Paper mills will total approximately $2.8 million in 1997.

     In 1994, the Company initiated a capital investment program to reduce effluent discharges and emissions and upgrade the Pulp mill. The program was estimated to cost approximately $48.4 million and be completed by December 31, 1998. As at December 31, 1996, approximately $33.8 million had been expended on this program. Expenditures under this program in 1996 totalled $13.6 million, of which $3.7 million was funded by non-refundable grants. These investments included the installation of new screens at the Pulp mill at an approximate cost of $2.7 million which decreased losses of dissolved material and resulted in reduced effluent discharges and cleaner pulp. In 1996, the Company also increased the evaporation capacity of the Pulp mill to reduce effluent discharges at an approximate cost of $1.5 million. The balance of this investment program has been modified as a result of the Company's plans to convert the Pulp mill to produce kraft pulp.

PULP MILL CONVERSION PROJECT

     The Company plans to convert the Pulp mill from the production of sulphite pulp to kraft pulp. Kraft pulp is a fibrous material produced by chemically reducing wood into its component parts using a sulphate cooking process and is primarily used in the production of paper, tissues and paper related products. This grade of pulp is noted for its strength, whiteness and absorption properties and is the main type of pulp imported and sold in the European market. Germany is one of the most significant pulp markets in Europe and the Company is the only non-integrated pulp producer in the country. As a result, most of the Company's kraft pulp production will be sold on the domestic German market.

     The conversion of the Pulp mill to produce kraft pulp is expected to increase its annual production capacity from 160,000 tonnes to 280,000 tonnes, substantially reduce effluent and sulphur dioxide emissions and reduce energy costs.

     The estimated cost for the conversion is approximately $325 million, which will be financed through a combination of non-refundable governmental grants of approximately $97.5 million, governmental assistance and guarantees for long-term project financing and cash flow from operations.

     The conversion will be subject to, among other things, the Company settling all financing and governmental grants on satisfactory terms and obtaining all necessary environmental and operating permits and approvals for the conversion. The Company has conducted extensive studies and held extensive discussions with the State Government of Thuringia in connection with the conversion project. To date, the State Government of Thuringia has been supportive of the Company's proposal and is assisting it in reducing the permitting period for a project of this nature, from three years to approximately nine months. The Company is finalizing its detailed reviews and anticipates making its formal application for approval of the project in mid-1997. A final decision to proceed with the conversion would be made upon receipt of all necessary permits and approvals which are currently expected to be received at the end of 1997. The Company estimates that its costs in respect of the project in 1997 will be approximately $3.3 million. The actual conversion of the Pulp mill is expected to commence in 1998 and to be completed at or about the end of 1999. The majority of expenditures on the project will occur in 1998 and 1999. The conversion of the Pulp mill will result in it taking approximately three months downtime prior to the switch over from sulphite to sulphate pulp production. The Finnish engineering firm Jaakko Poyry has been appointed as the project engineer for the conversion project. The fibre supply for the converted mill will primarily come from the abundant source of long fibre spruce wood located in the region surrounding the mill.

     Although the Company's plan to convert the Pulp mill to the production of kraft pulp has received favourable support from German governmental and regulatory bodies to date, the same is subject to receiving substantial governmental financial assistance under existing programs and receipt of complex environmental and operating permits. There can be no assurance that current governmental assistance programs will not be amended in the future or that financial assistance will be provided to the Company on terms satisfactory to it, if at all, or that all necessary environmental and operating permits will be received on satisfactory terms, if at all, or in time to permit the Company to proceed with and complete the project as currently planned.

ENVIRONMENTAL

     The Company's operations are subject to a broad range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, the Company has devoted significant financial and management resources to complying with all applicable environmental laws and regulations. The Company's total capital expenditures on environmental projects were approximately $13.7 million in 1996 and are expected to be approximately $6.0 million in 1997.

     The Company's operations are currently in substantial compliance with the requirements of all applicable environmental legislation and regulations and its respective operating permits.

     In 1996, the Company completed the installation of a flue gas dust remover at the Hainsberg paper mill and converted the Trebsen power plant to fire with heating oil instead of coal, which reduced particulates in air emissions to comply with prescribed levels effective on November 1, 1996 and January 1, 1997, respectively. New wastewater treatment plants at the Greiz and Trebsen paper mills were also completed in 1996 and are substantially in operation. The municipality of Heidenau in co-operation with the Company is planning to build a community wastewater treatment plant on land owned by the Company, which will provide the Heidenau mill with the services of a new treatment facility.

     The Pulp mill, which has a relatively modern biological wastewater treatment and oxygen bleaching facility, will have to gradually satisfy more stringent state regulations with respect to both air emissions and effluent discharges. In 1996, the Company installed new screens for the Pulp mill which reduced the losses of dissolved material and resulted in reduced effluent discharges and cleaner pulp. Additional upgrades to the Pulp mill were also being implemented to recover more dissolved substances from the process and to decrease the effluent load. In 1995, the Company modified the recovery boiler at the Pulp mill to reduce certain levels of particulates in air emissions to prescribed levels which became effective on January 1, 1996. As well, the Company has reduced its levels of AOX (Adsorbable Organic Halogen) discharge to
0.6 kilograms per tonne,
in order to comply with new effluent discharge levels. A further reduction to
0.4 kilograms per tonne must be made by January 1, 1998. In addition, the Company must reduce its levels of COD (Chemical Oxygen Demand) discharge at the Pulp mill to 50 kilograms per tonne by July 1, 1997. The Company has and will continue to modify its wastewater and bleaching facilities at the Pulp mill to meet or exceed these prescribed regulations. Such modifications are also expected to improve the operational efficiency of the Pulp mill and are part of the Company's capital investment program for the mill.

     Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of such expenditures against the wastewater fees that would otherwise be payable. As a result, the Company has offset the amount of environmental capital expenditures made at the Pulp mill against wastewater fees for the period of 1993 to 1996, which totalled approximately $10.3 million. The Company expects that its capital investment programs for its manufacturing plants will offset the full amount of wastewater charges that may be payable in 1997 and will ensure that its operations continue in substantial compliance with prescribed standards.

     The Company periodically performs environmental audits of operational sites and procedures both with Company personnel and outside consultants.

HUMAN RESOURCES

     The Company currently employs a total of 873 employees, of which 487 are engaged in paper operations, 381 in pulp operations and the balance at the Company's head office. In 1996, the Company reduced the number of employees by 65 as part of its continuing operational changes. The Company expects to further reduce employment levels to those permitted under the terms of acquisition, which require the Company to employ 360 workers in its pulp operations in 1997 and 350 in 1998. At the end of 1996, there were no further contractual obligations of the Company to BVS to maintain prescribed employment levels at its paper operations. The terms of acquisition required BVS to reimburse the Company, subject to certain maximum limits, for all severance payments and costs incurred to reduce the number of employees in its pulp and paper operations to the aforesaid permitted levels. To date, the Company has been reimbursed approximately $5.7 million for such expenses.

     The majority of the Company's employees are represented by the Industriegewerkschaft Chemie-Papier-Keramik (the "ICPK"), a national union which represents pulp and paper workers in Germany. The Company was previously a member of an employers' association, now called the Arbeitgeberverband ostdeutsche Papierindustrie (the "AGOP"), which represents pulp and paper producers in Germany and negotiates collectively on their behalf with the ICPK. In April 1996, the AGOP reached an industry-wide collective agreement with pulp and paper workers in Germany with respect to wages (the "National Agreement") which provided for a 4% wage increase retroactive to March 1, 1996 and further wage increases of 3%, 3% and 2.5% on September 1, 1996, January 1, 1997 and March 1, 1997, respectively.

     In 1996, the Company gave notice to the AGOP that it was withdrawing from the association and wished to negotiate independently with its workers with respect to wages. In April 1996, the Company independently established a separate wage agreement for its own workers, pursuant to which its employees received a 4% wage increase retroactive to March 1, 1996. The Company is not subject to the additional wage increases reached under the National Agreement, but instead it has entered into separate labour negotiations with the Worker's Council for each of its manufacturing plants. The Company has settled a labour agreement for its pulp workers that expires at the end of June 1997 and is in the process of negotiating agreements with its paper workers.

     Although the Company cannot predict with any certainty the results of such labour negotiations or provide any assurances, it expects that new labour agreements will eventually be successfully concluded without material work stoppages.

ACQUISITIONS

     Effective April 1, 1995, the Company acquired the 30% minority interest and related assets in its pulp and paper operations, including shareholder loans of $6.4 million, held by the Shin Ho Group, a Korean industrial and paper manufacturer, in consideration of two million common shares in the capital of the Company at an issue price of $21.00 per share. The total acquisition price was $42 million, of which $22.4 million was allocated to ZPR and $19.6 million to DPAG.

     The Company acquired its 70% interest in its pulp operations from BVS, effective July 1, 1994. Under the terms of acquisition: (i) the Company was responsible for 70% of the total purchase price of $0.6 million and a loan of $12.9 million to ZPR; and (ii) the pulp operations were to receive a total of $40.3 million in non-refundable privatization supplements from BVS, of which $27.3 million and $6.7 million was received by December 31, 1995 and 1996, respectively, and the further amounts of $3.2 million and $3.2 million due in 1997 and 1998 will be set off against the acquisition cost of the tax losses. These supplements were recorded by the Company as revenue in 1994 at a discounted value of $38.8 million. In addition, ZPR undertook to make approximately $48.4 million in capital investments during the period ending December 31, 1998 and to maintain certain annual employment levels through December 31, 1998.

     Pursuant to the terms of acquisition, BVS: (i) paid ZPR for the cost to replace a boiler drum and to partially compensate it for downtime resulting from the drum replacement; (ii) agreed to compensate ZPR for certain employee termination costs; (iii) agreed to indemnify ZPR for 90% of remediation costs for environmental liabilities of up to a maximum of $11.9 million; (iv) forgave indebtedness of $47.4 million; and (v) agreed to reimburse ZPR for certain interest, fees and charges relating to its bank credit facilities in 1994. ZPR is restricted from making distributions to its owners prior to January 1, 1999, however, the Company may expand or invest through ZPR.

     In 1996, the Company acquired the net operating tax losses of its pulp operations of approximately $97.0 million for the fixed amount of $6.3 million, which will be deducted from the government supplements due from BVS to ZPR in 1997 and 1998. Under German tax laws the tax losses may be carried forward indefinitely to offset future taxable income.

     In 1994, the Company agreed to include the Trebsen paper mill in its ongoing operations and BVS agreed to fund new investments at the mill of up to a maximum of $11.4 million. This funding consisted of a subordinated loan in the amount of $6.0 million with repayment beginning in 10 years, pre-financing of certain non-refundable government grants and payment of $1.8 million. The Company is permitted to sell the excess real estate located at the Trebsen mill and apply the proceeds to repay the foregoing loan.

     The Company acquired its paper operations from BVS effective July 1, 1993. Under the terms of acquisition: (i) the Company was responsible for 70% of the total purchase price of $0.6 million for the shares of DPAG and related receivables and a loan of $11.5 million to DPAG; (ii) DPAG undertook to make approximately $57.9 million in capital investments during the period ending December 31, 1996; and (iii) DPAG agreed to maintain certain average annual employment levels and was restricted from making any distributions to its owners until December 31, 1996. At December 31, 1996, DPAG had expended a total of $58.8 million on capital investments and its obligations with respect to maintaining certain employment levels and restrictions on distributions to its owners had expired.

     In connection with the acquisition, BVS: (i) forgave $45.4 million of indebtedness owed by DPAG, which was contributed to the capital of DPAG; (ii) paid $39.2 million in non-refundable privatization supplements to DPAG; (iii) paid $6.9 million to compensate for losses and closure costs at certain previously operated mills; and (iv) provided an indemnity for 90% of the remediation costs for environmental liabilities at the Paper mills, up to a maximum of $7.2 million.

ITEM 2.  PROPERTIES

     The Company's corporate head office is located in Zurich, Switzerland and it also maintains offices in Germany and Hong Kong. All of these offices are leased, except for those in Germany which are owned.

     The Company's Paper mills and the Pulp mill are located in Germany in the States of Saxony and Thuringia. All of the mills are situated on property owned by the Company.

     The Heidenau paper mill serves as headquarters for the Company's pulp and paper operations. It produces specialty papers and has an annual production capacity of 35,000 tonnes. In October 1995, the Company closed the corrugating box plant at this location. The Fahrbrucke mill produces both specialty and printing papers and the Hainsberg mill produces printing papers and each has an annual production capacity of 30,000 tonnes. The de-inking plant at the Hainsberg mill improves paper brightness and general product quality and allows for the increased usage of lower priced waste paper. Both mills use virgin and recycled fibre in producing various grades of printing papers.

     The Greiz and the Trebsen mills produce packaging papers and have an annual production capacity of 50,000 and 75,000 tonnes, respectively. The fibre supply for these mills is almost entirely from waste paper. In November 1995, the Company leased the Raschau paper mill, with an option to purchase, to third parties. All of the Paper mills operate their own power plants to produce electricity. A new power plant was completed at the Trebsen mill in 1996.

     The Pulp mill has an annual production capacity of 160,000 tonnes and is situated on a 220 acre site in close proximity to the Saale River and the town of Blankenstein in the State of Thuringia. The Pulp mill was constructed between 1973 and 1977 and has been upgraded in several stages. Its facilities include a complete wood fibre processing line with an oxygen bleaching plant, chemical recovery systems, power plant, a biological wastewater treatment facility and a waste disposal site.

     The following table sets out, by primary product class, the production capacity and actual production of the Company for the periods indicated:

                                                                               PRODUCTION
                                                                     -------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                               ANNUAL PRODUCTION     -------------------------------
PRODUCT CLASS                                     CAPACITY(1)         1996        1995        1994
-------------                                  -----------------     -------     -------     -------
                                                                     (tonnes)
Packaging Papers...........................         120,000(2)       110,304     138,591      98,387
Specialty Papers...........................          40,000           26,179      34,069      28,371
Printing Papers............................          60,000           45,568      50,245      40,893
Pulp.......................................         160,000          134,950     139,409      67,810(3)
                                                    -------          -------     -------     -------
     Total.................................         380,000          317,001     362,314     235,461
                                                    =======          =======     =======     =======

---------------

(1) Capacity is stated upon the rated capacity of the plants, which is based upon production for 365 days a year. Actual production is generally based upon 340 days per year.

(2) In 1995, the Company divested the corrugating box plant at Heidenau and the Raschau paper mill. These plants had a combined annual production capacity of 20,000 tonnes.

(3) The Company acquired the pulp operations effective July 1, 1994.

     The Company owns a substantial amount of real estate adjacent to its Paper mills, which is excess to its production requirements and may be divested.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to routine litigation incidental to its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. The Company's shares of beneficial interest trade on the NASDAQ Stock Market's National Market under the symbol "MERCS" and on EASDAQ under the symbol "MERC". The following table sets forth the quarterly high and low closing prices on NASDAQ for the two years ended December 31, 1995 and 1996, and for the period ending March 21, 1997.

    FISCAL QUARTER ENDED                                                      HIGH       LOW
    --------------------                                                     ------     ------
    1995
    March 31.............................................................    $15.63     $12.00
    June 30..............................................................    $22.00     $13.00
    September 30.........................................................    $27.75     $19.63
    December 31..........................................................    $25.75     $19.00

    1996
    March 31.............................................................    $24.00     $18.50
    June 30..............................................................    $23.63     $13.13(1)
    September 30.........................................................    $15.38     $10.75
    December 31..........................................................    $13.63     $ 9.00

    1997
    Period ending March 21...............................................    $12.63     $ 8.63

---------------

(1) Stock dividend paid.

(b) Shareholder Information. As of March 21, 1997, there were approximately 927 holders of record of the Company's shares and a total of 14,917,369 shares were outstanding.

(c) Dividend Information. Effective June 3, 1996, the Company spun-off its financial services segment in a one for two stock dividend of 6,697,716 shares of Arbatax. The Company did not pay any cash dividends on its shares of beneficial interest in 1996. In 1997, the Company resolved that subject to, among other things, the availability of earnings and its anticipated cash requirements, to pay regular dividends on its shares of beneficial interest. The first dividend will be $0.03 per share to be paid on May 9, 1997 to shareholders of record as of April 30, 1997. The actual timing, payment and amount of future dividends paid by the Company will be determined by the board of trustees of the Company from time to time based upon, among other things, the cash flow, results of operations and financial condition of the Company, the need for funds to finance ongoing operations and such other business considerations as the board of trustees of the Company considers relevant.

(d) Recent Sales of Unregistered Securities. In December 1996, the Company issued 2,461 shares of beneficial interest upon the conversion of $24,000 of Series 1 convertible bonds initially issued in 1992. These securities were issued in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), and the rules promulgated under the Act, as transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company for each of the last five years ended December 31, 1996. The Company's previous interest in the operating results and net assets of "spun-off operations" are classified separately and excluded from the Company's revenues, expenses and other amounts presented for continuing operations. The following financial information has been restated to conform to this current presentation.

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed financial statements and related notes contained elsewhere herein.

                                                      YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                   1996            1995          1994          1993          1992
                                 --------        --------      --------      --------      --------
                                            (in thousands, other than per share amounts)
Revenues(1)....................  $186,729        $300,737      $197,359      $ 66,260      $  9,346
Net income from continuing
  operations...................  $ 15,557        $ 65,637      $ 41,499      $ 18,663      $  4,697
Net income from continuing
  operations, per common
  share........................  $   1.12        $   5.14      $   3.69      $   1.79      $   0.46
Current assets.................  $132,651        $140,618      $111,374      $ 71,460      $  6,561
Current liabilities............  $ 53,988        $ 49,915      $ 57,063      $ 54,456      $  8,048
Working capital................  $ 78,663        $ 90,703      $ 54,311      $ 17,004      $ (1,487)
Total assets...................  $279,839(1)     $328,750(2)   $245,326(2)   $165,102(2)   $ 69,638(2)
Long-term liabilities..........  $ 31,312        $ 51,820      $ 52,049      $ 33,501      $ 12,997
Shareholders' equity...........  $194,539(1)(3)  $227,015(2)   $111,540(2)   $ 77,120(2)   $ 48,593(2)
Cash dividends.................  $  --           $  --         $  --         $  --         $  --

---------------

(1) Excludes spun-off operations.

(2) Includes net assets of spun-off operations.

(3) After stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. The Company's previous interest in the operating results and net assets of the financial services segment, which were spun-off to shareholders of beneficial interest on June 3, 1996, are classified separately within the Company's financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. Previously reported financial statements for all periods and certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The following management discussion and analysis of financial condition and results of operations are based upon the restated financial statements for all prior years as aforesaid.

RESULTS OF OPERATIONS

     Selected sales data for the Company for each of the last three years is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996       1995(1)      1994(2)
                                                             --------     --------     --------
                                                                       (in thousands)
SALES BY PRODUCT CLASS
Packaging Papers.........................................    $ 33,165     $ 66,776     $ 42,239
Specialty Papers.........................................      27,012       34,370       28,342
Printing Papers..........................................      36,469       50,960       29,536
Pulp.....................................................      72,456      115,934       40,512
Other....................................................       4,995        7,292        7,142
                                                             --------     --------     --------
Total....................................................    $174,097     $275,332     $147,771
                                                             ========     ========     ========
                                                                          (tonnes)
SALES BY VOLUME
Packaging Papers.........................................     110,179      121,145       98,387
Specialty Papers.........................................      26,548       29,813       28,371
Printing Papers..........................................      46,416       47,089       40,893
Pulp.....................................................     133,005      126,562       64,167
                                                              -------      -------      -------
Total(3).................................................     316,148      324,609      231,818
                                                              =======      =======      =======

---------------

(1) In 1995, the Company divested the corrugating box plant at Heidenau and the Raschau paper mill. These plants had combined sales of $17.2 million or 22,123 tonnes of packaging papers in 1995 and sales of $15.2 million or 24,540 tonnes of packaging papers in 1994.

(2) The Company acquired its pulp operations effective July 1, 1994.

(3) Excluding intercompany sales of 3,609, 3,545 and 1,774 tonnes of pulp in 1996, 1995 and 1994, respectively.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     In 1996, revenues decreased by 37.9% to $186.7 million from $300.7 million in 1995, primarily as a result of decreased sales volumes, lower prices for pulp and paper products, and the divesture of the Company's corrugated box plant at Heidenau and the Raschau paper mill which occurred in the second half of 1995. As the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar in 1996 compared to 1995 also contributed to lower revenues.

     Costs and expenses decreased to $174.3 million in 1996 compared to $238.5 million in 1995, primarily as a result of lower sales revenues and decreased fibre costs (raw materials). In 1995, cost and expenses included $7.0 million in respect of a litigation settlement. General and administration expenses decreased to $24.9 million in 1996 from $35.2 million in 1995. Interest expense decreased to $4.0 million from $4.5 million in 1995 as a result of lower interest rates. The acquisition of the Company's pulp and paper operations resulted in a purchase credit, which was allocated to property and equipment. See Note 3 to the financial statements included in this annual report.

     In 1996, net earnings from continuing operations were $15.6 million or $1.12 per share, compared to $65.6 million or $5.14 per share in 1995. Net earnings in 1996 reflected the acquisition of the 30% minority interest in the Company's pulp and paper operations for the entire year, compared to nine months in 1995 and a net deferred income tax benefit of $3.1 million.

     On June 3, 1996, the Company completed the spin-off of its financial services business. As a result, these operations are classified separately within the Company's financial statements as "spun-off" operations, are excluded from the amounts of revenues and expenses of continuing operations and its assets and liabilities are not consolidated into the Company's continuing operations.

     In 1996, the Company's sales, operating income and net earnings were all lower than in 1995. The primary factors contributing to the decrease in 1996 were the sudden and prolonged collapse in the pulp market and weak paper market. Lower prices for pulp and paper were in sharp contrast with the 1995 record levels, accounting for the decline in the Company's 1996 earnings. In 1996, world pulp and paper markets were generally weak throughout the year. List prices for pulp in 1996 were, on average, approximately 40.5% lower than in 1995, primarily as a result of weak demand for pulp and high world pulp inventories. Sulphite pulp prices were also negatively impacted by price reductions implemented by a large Eastern European producer to solidify its market position. The Company's pulp sales decreased by 37.5% to $72.5 million in 1996 from $115.9 million in 1995 on a volume increase of 5% and an average price decrease of 40.5%. The overall effect of weaker pulp demand resulting from weaker paper markets was partially offset by the Company's increased production and sales of dissolving sulphite pulp. Paper sales in 1996 decreased by 36.5% to $96.6 million from $152.1 million in 1995 on a volume decrease of 7.5% and an average price decrease of 31.3%. The average price for specialty papers remained relatively stable, while prices for packaging and printing papers declined during 1996. Sales volumes for all papers declined in 1996, compared to 1995. The 1995 results included other revenue of $14.8 million related to a pre-acquisition contingent asset.

     The deterioration in pulp and paper prices in 1996 was partially offset by decreased fibre costs from lower prices for wood chips and pulpwood used to produce pulp and lower prices for pulp and recycled fibre (waste paper) used to produce paper. Weak pulp and paper markets resulted in manufacturing facilities taking market-related downtime. Recycled fibre costs decreased dramatically in 1996 and were down approximately 61.0% compared to 1995, although there can be no assurance that they will not escalate in the future. The price of wood for pulp production also decreased in 1996, primarily due to weak pulp demand and a build-up of wood inventories. By the end of 1996, the price of pulpwood began to experience upward pressure in Europe. On average, the Company's fibre costs for pulp production were down approximately 23% in 1996, compared to 1995 and remain among the lowest in Europe. Decreased fibre costs in 1996 were generally reflected in lower product prices.

     In the fourth quarter of 1996, pulp and paper markets remained weak as a result of lower demand and a sharp increase in pulp inventories. Customers generally reduced purchases to decrease their excess inventories. As a result, prices for pulp and paper remained depressed in the last quarter of 1996 and have remained weak in early 1997. This price weakness is expected to continue until the excess inventory situation corrects itself.

     Since the acquisition of its pulp and paper operations, the Company has been implementing operational changes to its operations to improve efficiency, increase export sales to markets outside of Germany and upgrade its product mix. In 1995, the Company centralized its pulp and paper administration in Heidenau. It also closed the corrugated box plant at the Heidenau mill, sold the corrugating machine for $2.6 million and eliminated 60 employee positions thereat. The Company also leased the Raschau paper mill and its operations, with an option to purchase, to third parties in 1995. The Raschau mill and Heidenau corrugated box plant had a combined annual production capacity of 20,000 tonnes and neither made a positive contribution to the Company or were considered to be long-term strategic assets. In 1996, the Company increased its sales outside of Germany by approximately 3.8%, increased its production of dissolving sulphite pulp to 26.6% of total pulp production from 24.5% in 1995 and upgraded its paper product mix. The implementation of operating changes resulted in downtime at some of the Company's mills in 1996. In addition, the Pulp mill, like many other pulp producers, took market-related downtime in 1996. Operating changes and upgrades to the mills will continue in 1997 and may result in further downtime at the Company's operations. In any given future reporting period, such downtime may affect the Company's results of operation.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     The Company's results of operation in 1995 did not include any government supplements, whereas its results for 1994 reflected $44.4 million of government supplements, including $38.8 million of one-time non-refundable government supplements for its pulp operations (the "pulp supplement").

     In 1995, revenues increased by 52.4% to $300.7 million from $197.3 million ($158.5 million excluding the pulp supplement) in 1994, primarily as a result of increased sales volumes, higher prices for pulp and paper products and the inclusion of pulp sales for the entire year in 1995, compared to six months in 1994. As the

Company's products are principally sold in deutschmarks, the strength of the deutschmark against the U.S. dollar in 1995 compared to 1994 also contributed to higher revenues.

     Pulp and paper costs increased to $191.7 million in 1995 compared to $116.7 million in 1994, primarily as a result of increased sales revenues and higher costs for fibre (raw materials). General and administration expenses increased to $35.2 million in 1995 from $19.6 million in 1994. The increase in general and administrative expenses is primarily a result of the inclusion of pulp operations for the entire year in 1995, compared to six months in 1994. Interest expense increased to $4.5 million from $3.5 million in 1994 as a result of increases in the Company's borrowings. The acquisition of the Company's pulp and paper operations resulted in a purchase credit, which was allocated to property and equipment. See Note 3 to the Financial Statements included in this annual report.

     In 1995, net earnings from continuing operations were $65.6 million or $5.14 per share in 1995, compared to $41.5 million or $3.69 per share ($14.4 million or $1.28 per share excluding the pulp supplement) in 1994. Net earnings in 1995 reflected the acquisition effective April 1995 of the 30% minority interest in the Company's pulp and paper operations, included a deferred income tax benefit of $9.1 million and a one-time expense of $7.0 million resulting from the settlement of a securities class action suit filed in 1994 against the Company.

     On December 28, 1995, the Company announced that it would distribute approximately 83% of the issued shares of Arbatax to its shareholders as a special dividend. As a result, the Company has accounted for Arbatax separately within its financial statements as "spun-off operations" and it is excluded from the amounts of revenues and expenses of the Company's continuing operations. In the year ended December 31, 1995, the spin-off operations resulted in a loss of $1.5 million or $0.11 per share, compared to earning of $4.6 million or $0.41 per share in 1994.

     In 1995, the Company's sales, operating income and net earnings were all higher than in 1994. The improved results were due to higher pulp and paper prices, increased sales volumes and operating changes implemented by the Company. In 1995, world pulp and paper markets were generally strong. Strong paper markets and a tight supply resulted in higher pulp prices, and in the first three quarters of 1995 list prices for pulp were near historical highs. In 1995, list prices for pulp were, on average, approximately 45% higher than in 1994. Pulp sales increased to $115.9 million in 1995 from $40.5 million in 1994, primarily as a result of the inclusion of pulp sales for the entire year in 1995 compared to six months in 1994 and improved prices. Paper sales in 1995 increased by 51.9% to $152.1 million from $100.1 million in 1994 on a volume increase of 18.1% and an average price increase of 25%. The Pulp mill owns two waste disposal sites. At the time of acquisition of the Company's pulp operations, the extent of and conditions relating to the future use of such sites were not determinable. In 1995, the Company clarified the conditions relating to the use of such waste disposal sites and, pursuant to Statement of Financial Accounting Standards No. 38, recorded the value thereof, being $14.8 million, as other revenue.

     Improvements in pulp and paper prices in 1995 were partially offset by increased fibre costs from higher prices for wood chips and pulpwood used to produce pulp and higher prices for pulp and recycled fibre (waste paper) used to produce paper. Strong pulp and paper markets resulted in manufacturing facilities operating at or near full production capacity and contributed to higher fibre costs. Recycled fibre costs were extremely volatile in 1995. Such costs, which on a relative basis were extremely low at the beginning of 1995, were on average 125% higher in 1995 compared to 1994. Recycled fibre costs increased dramatically in the first half of 1995, and for the first six months of 1995 were up approximately 416% over the corresponding period in 1994. Recycled fibre costs stabilized in the third quarter of 1995 and certain grades decreased markedly in the last quarter of 1995, although there can be no assurance that they will not escalate in the future. Fibre costs for pulp production were also up in the first half of 1995 and then stabilized and decreased in the last quarter of 1995. On average, fibre costs for pulp production were up 34% in 1995 compared to 1994. Increased fibre costs in 1995 were generally reflected in higher product prices and the Company has not experienced any significant difficulty in obtaining fibre in the economic proximity to its mills.

     In the fourth quarter of 1995, pulp and paper markets began to weaken as a result of lower demand and a sharp increase in pulp inventories. Customers generally reduced purchases to decrease their excess inventories.

As a result, prices for pulp and certain grades of paper began to decline in the last quarter of 1995 and remained weak through 1996.

     Since acquisition, the Company has been implementing operational changes to its operations to improve efficiency, increase export sales to markets outside of Germany and upgrade its product mix. In 1995, the Company centralized its pulp and paper administration in Heidenau. It also closed the corrugated box plant at the Heidenau mill, sold the corrugating machine for $2.6 million and eliminated 60 employee positions thereat. The Company also leased the Raschau paper mill and its operations, with an option to purchase, to third parties in 1995. The Raschau mill employed 70 people and all ongoing employees were transferred to the lessee. The Raschau mill and Heidenau corrugated box plant had a combined annual production capacity of 20,000 tonnes and neither made a positive contribution to the Company or were considered to be long-term strategic assets. In 1995, the Company increased its sales outside of Germany by approximately 8.1%, increased its production of dissolving sulphite pulp to 24.5% of total pulp production from 16.6% in 1994 and upgraded its paper product mix. The implementation of operating changes resulted in downtime at some of the Company's mills in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                                           DECEMBER 31, 1996       DECEMBER 31, 1995
                                                           -----------------       -----------------
                                                          (in thousands, other than per share amounts)
FINANCIAL POSITION
Working capital...........................................     $  78,663               $  90,703
Property, plant and equipment (net).......................       125,116                 104,038
Total assets..............................................       279,839(1)              328,750(2)

Long-term government debt.................................         9,184                  10,522
Long-term debt -- other...................................        19,426                  12,238
Due to spun-off operations................................           368                  21,778

CAPITAL SOURCES
Shareholders' equity......................................     $ 194,539(1)(3)         $ 227,015(2)
Cash flow(4)..............................................         8,688                  45,480
Cash flow per share(4)....................................          0.62                    3.56

---------------

(1) Excludes spun-off operations.

(2) Includes net assets of spun-off operations.

(3) After stock dividend.

(4) Cash flow provided by operations before net purchases of trading securities.

     At December 31, 1996, the Company's cash and cash equivalents totalled $10.0 million, a net decrease of $19.2 million from $29.2 million at the end of 1995. At December 31, 1996, the Company had short-term trading securities totalling $83.4 million, compared to $65.3 million at December 31, 1995.

     Effective June 3, 1996, the Company completed the spin-off of its financial services segment in a one for two stock dividend of approximately 83% of its previously held 92% interest in Arbatax. The Distribution was recorded as a stock dividend from shareholders' equity at the carrying amount of the net assets of the spin-off operations. As a result, the Company's total assets and shareholders' equity were each reduced by approximately $50.7 million after the Distribution. The stock distribution itself is a non-cash transaction which did not affect the Company's cash flow statement.

OPERATING ACTIVITIES

     Net cash used by operating activities was $6.4 million in 1996, compared to $16.5 million in 1995. Reductions in receivables and inventories accounted for the majority of cash provided by operations. Net purchases of trading securities used cash of $15.1 million in 1996, compared to $61.9 million in 1995. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

INVESTING ACTIVITIES

     Investing activities in 1996 used cash of approximately $16.3 million, consisting primarily of capital expenditures for upgrades to the Company's manufacturing plants, compared to $11.0 million in 1995.

     The Company has undertaken significant capital investments to upgrade its manufacturing plants including approximately $23.5 million in 1996, of which $5.3 million was funded by non-refundable government grants. As a result of the Company's plans to convert the production of the Pulp mill from sulphite to kraft pulp, the Company's previous capital investment program has been modified to reflect the conversion project.

     The Company expects capital investments in 1997 to be approximately $10.7 million, which will be funded from cash, cash flow from operations and non-refundable government grants. Such non-refundable grants are made available by German federal and state governments to qualifying businesses. At December 31, 1996, the Company has a receivable of non-refundable grants totalling $1.3 million. These non-refundable government grants are not recorded in the income of the Company, but instead reduce the cost base of the assets purchased with the proceeds thereof. In addition, loan guarantees are available to the Company from state governments in Germany for up to 80% of the cost of qualified investments. Such guarantees permit businesses to obtain term loans at below market interest rates. The Company has not used such state guarantees to date, but anticipates utilizing the same in connection with its conversion plans for the Pulp mill. See "Business -- Capital Expenditures and Government Financing."

     The Company plans to convert the Pulp mill from the production of sulphite pulp to kraft pulp. The conversion is, among other things, expected to increase the capacity of the Pulp mill from 160,000 tonnes per annum to 280,000 tonnes and reduce the mill's emissions of sulphur dioxides and effluent substantially. The estimated cost for the conversion is approximately $325 million, which will be financed through a combination of non-refundable governmental grants of approximately $97.5 million and governmental assistance and guarantees for long-term project financing. The conversion project is expected to commence in 1998 and to be completed at or about the end of 1999.

     The conversion project is subject to, among other things, the Company settling all financing and governmental grants and obtaining all necessary environmental and operating permits. Although the Company's plan to convert the Pulp mill to produce kraft pulp has received favourable support from German governmental and regulatory bodies to date, there can be no assurance that current governmental financial assistance programs will not be amended in the future or that financial assistance will be provided to the Company on satisfactory terms or that all necessary environmental and operating permits will be received on satisfactory terms or in time to permit the Company to proceed and complete the project as currently planned. See "Business -- Pulp Mill Conversion Project."

FINANCING ACTIVITIES

     Cash provided by financing activities was $5.8 million in 1996, primarily as a result of increased bank indebtedness. Cash provided by financing activities in 1995 was also $5.8 million. The overall depreciation of the deutschmark against the U.S. dollar in 1996 resulted in an unrealized foreign exchange translation loss of $1.0 million from cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency."

     In 1996, the Company settled bank debt of $13.4 million through a partial repayment, the issuance of 650,000 shares of beneficial interest and a promissory note in the amount of $0.9 million due in July 1997. The Company also settled its indebtedness to Arbatax in 1996 of $22.3 million through the issuance of 700,000 shares of beneficial interest and a note in the amount of $14.5 million due in January 1998.

     The Company's pulp and paper operations had net operating tax losses of approximately $242.0 million at December 31, 1996, which under German tax laws may be carried forward indefinitely. Pursuant to the terms of acquisition, if the Company utilized the pre-acquisition tax losses of its pulp operations, it was required to pay to BVS either a portion of all tax savings realized or a one-time payment of approximately $6.3 million to be made on or before December 31, 1996. In 1996, the Company paid the $6.3 million which was deducted from the long-term portion of government receivables due to the Company from BVS. As a result, no payments are due to BVS if the Company utilizes any of its tax losses. These tax losses may result in a substantial deferred tax benefit being recognized by the Company, which under FASB Statement No. 109 may be reflected in an increase to earnings. In 1996, the Company re-examined its operations and ability to utilize its tax losses and reduced the valuation allowance therefor, which resulted in a net deferred tax benefit of $3.1 million being recognized. In 1995, the Company recognized a deferred tax benefit of $9.1 million.

     The Company is continuing discussions with third parties to divest certain redundant assets, including a substantial amount of real property which is excess to its requirements. The Company has entered into certain lease arrangements with respect to some of the redundant assets whereby the Company has the right to "put" the assets to the tenant at a prearranged price commencing in 1997.

     In 1996, net proceeds used to repurchase shares were $0.8 million. In 1995, the Company received, net of share repurchases, proceeds of $7.1 million from the issuance of shares.

     Other than the Company's plan to convert the production of the Pulp mill from sulphite to kraft pulp, the Company had no material commitments to acquire assets or operating businesses as at December 31, 1996. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding the asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The required necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

FOREIGN CURRENCY

     Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations and in particular those in Germany. The Company's pulp and paper products are principally sold in deutschmarks and approximately 99% of the Company revenues were denominated in deutschmarks.

     The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

     Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. At December 31, 1996, the cumulative foreign exchange translation resulted in a loss of $12.0 million. During 1996, the overall depreciation of the deutschmark against the U.S. dollar resulted in a net $10.3 million foreign exchange translation loss and as a result the cumulative foreign exchange translation loss was increased from $1.7 million at December 31, 1995 to $12.0 million at December 31, 1996.

     As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

     The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                                                                         YEARS ENDED DECEMBER 31,
                            --------------------------   ---------------------------------------------------------

                                       1997                         1996                          1995
                            --------------------------   ---------------------------   ---------------------------
                                        PERIOD AVERAGE
                            MARCH 21,    TO MARCH 21,    PERIOD END   PERIOD AVERAGE   PERIOD END   PERIOD AVERAGE
                            ---------   --------------   ----------   --------------   ----------   --------------
RATES OF EXCHANGE
Deutschmark................   1.6888        1.6707         1.5389         1.5075         1.4339         1.4209

Based upon the period average exchange rate in 1996, the U.S. dollar increased by approximately 5% in value against the deutschmark since December 31, 1995.

CYCLICAL NATURE OF BUSINESS; COMPETITIVE POSITION

     The pulp and paper business is cyclical in nature and markets for the Company's principal products are affected by fluctuations in supply and demand in each cycle, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to cyclical changes in the industry capacity and in the economy, both of which can have a significant influence on selling prices and the earnings of the Company. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. The competitive position of the Company is influenced by the availability and quality of raw materials (fibre) and its experience in relation to other producers with respect to inflation, energy, labour costs and productivity.

INFLATION

     The Company does not believe that inflation has had a material impact on revenues or income during 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As a Massachusetts trust, the Company is managed by "trustees", who have comparable duties and responsibilities as directors of corporations.

     J.S.H. Lee, age 39, has been a Trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC Bancorp Ltd. (formerly Arbatax International Inc.) as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively.

     C.S. Moon, age 49, has been a Trustee since June 1994. Mr. Moon is Executive Director of Shin Ho Group of Korea, an international paper manufacturer headquartered in Korea. Mr. Moon joined Shin Ho in 1990 and previously served in managerial positions with Moo Kim Paper Manufacturing Co., Ltd. and Sam Yung Pulp Co., Ltd.

     M. Arnulphy, age 62, has been a Trustee since June 1995. From 1975 to present, Mr. Arnulphy has been Managing Director of J. Mortenson & Co., Ltd. in Hong Kong. J. Mortenson & Co., Ltd. manufactures water treatment equipment.

     M. Reidel, age 33, has been a Trustee since December 1996, a Managing Director of ZPR since November 1994 and the Chairman of the Management Board of DPAG since 1995. Previously, he was a member of the Supervisory Board of DPAG from 1992 to 1994, a member of BVS responsible for portfolios of service industry and wood and paper industry companies from 1992 to 1994, and an accountant with Arthur Andersen & Co. from 1987 to 1992.

     Dr. R. Aurell, age 61, has been a Managing Director of ZPR since November 1994. From November 1991 to 1994, Dr. Aurell served as an independent consultant advising clients, including the Company, on the pulp and paper industry. Previously, he held managerial positions with North British Newsprint Ltd., Jaakko Poyry OY, MoDo-Chemetics AG and Stora Forest Industries.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from Registrant's definitive proxy statement to be filed within 120 days of the end of Registrant's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from Registrant's definitive proxy statement to be filed within 120 days of the end of Registrant's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from Registrant's definitive proxy statement to be filed within 120 days of the end of Registrant's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     INDEX

(a)  (1)  FINANCIAL STATEMENTS

          Independent Auditors' Report
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
          Notes to the Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

          Independent Auditors' Report
          SCHEDULE I - Condensed Financial Information of Registrant

          All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  LIST OF EXHIBITS

      3.1(a)* Restated Declaration of Trust of the Company as filed with the Secretary of
              State of Washington on June 11, 1990 together with an Amendment to Declaration of Trust dated December 12, 1991.
             (b)* Amendments to Declaration of Trust dated July 8, 1993; August 17, 1993; and
              September 9, 1993.
      3.2*    Trustees' Regulations dated September 24, 1973.
      4.1     Shareholder Rights Plan. Incorporated by reference from Form 8-A dated August
              17, 1993.
      4.2     Trust Indenture for Convertible Subordinated Debentures between Mercer
              International Inc. and Montreal Trust Company of Canada dated as of September
              10, 1992. Incorporated by reference from Form 8-K of Mercer International Inc.
              dated October 31, 1992.
      4.3*    Trust Indenture for Subordinated Debentures between Mercer International Inc.
              and Montreal Trust Company of Canada as Trustee dated as of December 22, 1992.
     10.1     Acquisition Agreement among Treuhandanstalt, Dresden Papier AG, Dresden Papier
              Holding GmbH, Mercer International Inc., and Shin Ho Paper Mfg. Co., Ltd.
              Incorporated by reference from Form 8-K dated September 20, 1993.
     10.2     Acquisition Agreement among Treuhandanstalt, Zellstoff- und
              Papierfabrik Rosenthal GmbH, Raboisen Einhundertsechsundfunfzigste
              Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR
              Zellstoff- und Papierfabrik Rosenthal Holding GmbH, Mercer
              International Inc. and 448380 B.C. Ltd. dated July 3, 1994.
              Incorporated by reference from Form 8-K dated July 3, 1994.
     10.3*    Assignment Agreement between Nalcap Holdings Inc. and CanCapital Corporation dated as of January 1, 1992.
     10.4*    Amended and Restated 1992 Stock Option Plan.
     10.5*    1994 Employee Incentive Bonus Plan.
     10.6     Stock Purchase Agreement between CVD Financial Corporation and Mercer
              International Inc. dated March 22, 1995. Incorporated by reference from Item 7,
              Amendment No. 5 to Schedule 13D filed by Mercer International Inc. with respect to the common shares of CVD Financial Corporation.
     10.7     Acquisition Agreement between Mercer International Inc. and Five Continents
              International dated for reference March 31, 1995. Incorporated by reference from
              Form 8-K dated August 12, 1995.

     10.8*    Form of Separation Agreement between Mercer International Inc. and Arbatax
              International Inc.
     21.      List of Subsidiaries of Registrant.
     23.      Consent of Independent Auditors.
     27.      Article 5 - Financial Data Schedule for the Year Ended
              December 31, 1996.
    ---------------
      *       Filed in Form 10-K for prior years.

(b) Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year.

LETTERHEAD

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
  MERCER INTERNATIONAL INC.

     We have audited the consolidated balance sheets of Mercer International Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer International Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

                                                  /s/ PETERSON SULLIVAN P.L.L.C.

March 12, 1997
Seattle, Washington

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                           (In Thousands of Dollars)

                                                                           1996         1995
                                                                         --------     --------
ASSETS
Current Assets
  Cash and cash equivalents..........................................    $  9,967     $ 29,230
  Investments........................................................      83,359       65,311
  Receivables........................................................      18,366       17,711
  Inventories........................................................      20,668       27,723
  Other..............................................................         291          643
                                                                         --------     --------
                                                                         132,651..     140,618
Long-Term Assets
  Net assets of spun-off operation...................................       --          55,366
  Investments........................................................       3,759        5,653
  Government receivable..............................................       --          12,450
  Properties.........................................................     125,116      104,038
  Deferred income tax assets.........................................      18,313       10,625
                                                                         --------     --------
                                                                         147,188..     188,132
                                                                         --------     --------
                                                                         $279,839     $328,750
                                                                         ========     ========
LIABILITIES
Current Liabilities
  Accounts payable and accrued expenses..............................    $ 45,324     $ 47,455
  Notes payable......................................................       6,017        2,460
  Current portion of long-term debt..................................       2,647        --
                                                                         --------     --------
                                                                           53,988       49,915
Long-Term Liabilities
  Debt...............................................................      28,610       22,760
  Due to spun-off operation..........................................         368       21,778
  Other..............................................................       2,334        7,282
                                                                         --------     --------
                                                                           31,312       51,820
                                                                         --------     --------
     Total liabilities...............................................      85,300      101,735
SHAREHOLDERS' EQUITY
Shareholders' Equity
  Preferred shares, no par value: 50,000,000
     authorized, and issuable in series
     Series A, 500,000 authorized, none issued and outstanding.......       --           --
     Series B, 3,500,000 authorized, none issued and outstanding.....       --           --
  Shares of beneficial interest, $1 par value:
     unlimited authorized, 14,750,638 and 13,326,023
     issued and outstanding at December 31, 1996 and 1995............      85,965       70,765
  Cumulative translation adjustment..................................     (12,014)      (1,732)
  Net unrealized loss on investments valuation.......................      (2,250)      (2,974)
  Retained earnings..................................................     122,838      160,956
                                                                         --------     --------
                                                                          194,539      227,015
                                                                         --------     --------
                                                                         $279,839     $328,750
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (In Thousands of Dollars, Except Earnings Per Share)

                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues
  Sales....................................................  $174,097     $275,332     $147,771
  Supplements..............................................     --           --          44,356
  Investments..............................................    11,060       10,359        2,202
  Other....................................................     1,572       15,046        3,030
                                                             --------     --------     --------
                                                              186,729      300,737      197,359
Expenses
  Cost of sales............................................   145,432      191,726      116,681
  General and administrative...............................    24,863       35,217       19,637
  Litigation settlement....................................     --           7,000        --
  Interest expense.........................................     3,978        4,543        3,522
                                                             --------     --------     --------
                                                              174,273      238,486      139,840
                                                             --------     --------     --------
Income from continuing operations before income taxes and
  minority interest........................................    12,456       62,251       57,519
Income tax benefit.........................................     3,101        9,132          581
                                                             --------     --------     --------
Income from continuing operations before minority
  interest.................................................    15,557       71,383       58,100
Minority interest..........................................     --          (5,746)     (16,601)
                                                             --------     --------     --------
Income from continuing operations..........................    15,557       65,637       41,499
Income (loss) of spun-off operation, net of applicable
  income tax recovery (provision for) income tax of $(219)
  in 1996, $(463) in 1995 and $1,784 in 1994...............       466       (1,454)       4,597
                                                             --------     --------     --------
  Net income...............................................  $ 16,023     $ 64,183     $ 46,096
                                                             ========     ========     ========
Earnings per share
  Income from continuing operations........................  $   1.12     $   5.14     $   3.69
  Income (loss) of spun-off operation......................      0.03        (0.11)        0.41
                                                             --------     --------     --------
Net income.................................................  $   1.15     $   5.03     $   4.10
                                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (In Thousands of Dollars)

                                                  SHARES OF BENEFICIAL INTEREST                                NET
                                                ---------------------------------                           UNREALIZED
                           PREFERRED SHARES                              AMOUNT                              LOSS ON
                          -------------------                            PAID IN               CUMULATIVE   INVESTMENT
                          NUMBER OF   AMOUNT    NUMBER OF               EXCESS OF   RETAINED   TRANSLATION  VALUATION
                           SHARES      PAID      SHARES     PAR VALUE   PAR VALUE   EARNINGS   ADJUSTMENT     AMOUNT      TOTAL
                          ---------   -------   ---------   ---------   ---------   --------   ----------   ----------   --------
Balance at December 31,
  1993..................    63,517    $1,227    11,758,089   $11,758    $ 21,908    $50,677     $ (6,793)    $ (1,657)   $ 77,120
Repurchase of shares....   (71,517)   (1,072)   (1,778,314)   (1,778)    (17,824)     --          --           --         (20,674)
Shares issued for
  conversion of
  debentures and
  preferred shares and
  exercise of
  warrants..............     8,000      (155)     870,536        870       5,990      --          --           --           6,705
Translation
  adjustments...........     --         --         --          --          --         --           2,043       --           2,043
Reduction of investment
  valuation account.....     --         --         --          --          --         --          --              250         250
Net income..............     --         --         --          --          --        46,096       --           --          46,096
                          ---------   -------   ---------   ---------   ---------   --------   ----------   ----------   --------
Balance at December 31,
  1994..................     --         --      10,850,311    10,850      10,074     96,773       (4,750)      (1,407)    111,540
Repurchase of shares....     --         --        (28,000)       (28)       (638)     --          --           --            (666)
Shares issued for
  acquisition of
  minority interest in
  subsidiaries..........     --         --      2,000,000      2,000      40,000      --          (4,872)      --          37,128
Shares issued for
  conversion of
  debentures and
  exercise of
  warrants..............     --         --         26,212         26         276      --          --           --             302
Shares issued on
  exercise of options...     --         --        477,500        478       7,727      --          --           --           8,205
Translation
  adjustments...........     --         --         --          --          --         --           7,890       --           7,890
Increase of investment
  valuation account.....     --         --         --          --          --         --          --           (1,567)     (1,567)
Net income..............     --         --         --          --          --        64,183       --           --          64,183
                          ---------   -------   ---------   ---------   ---------   --------   ----------   ----------   --------
Balance at December 31,
  1995..................     --         --      13,326,023    13,326      57,439    160,956       (1,732)      (2,974)    227,015
Dividend of shares
  pursuant to spin-off
  transaction...........     --         --         --          --          --       (54,141)       3,406       --         (50,735)
Shares issued for
  conversion
  debentures............     --         --         81,515         82         726      --          --           --             808
Shares issued for
  exercise of options...     --         --        152,500        152       1,478      --          --           --           1,630
Shares issued for the
  settlement of debt....     --         --      1,350,000      1,350      13,831      --          --           --          15,181
Repurchase of shares....     --         --       (159,400)      (159)     (2,260)     --          --           --          (2,419)
Translation
  adjustments...........     --         --         --          --          --         --         (13,688)      --         (13,688)
Decrease in investment
  valuation account.....     --         --         --          --          --         --          --              724         724
Net income..............     --         --         --          --          --        16,023       --           --          16,023
                          ---------   -------   ---------   ---------   ---------   --------   ----------   ----------   --------
Balance at December 31,
  1996..................     --         --      14,750,638   $14,751    $ 71,214    $122,838    $(12,014)    $ (2,250)   $194,539
                          ==========  =======   =========   =========   =========   ========   ==========   =========    ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (In Thousands of Dollars)

                                                               1996         1995         1994
                                                             --------     --------     --------
Cash Flows from Continuing Operating Activities
  Income from continuing operations........................  $ 15,557     $ 65,637     $ 41,499
  Adjustments to reconcile income from continuing
     operations to cash from continuing operating
     activities
     Depreciation and amortization, net....................   (10,960)     (13,883)     (10,263)
     Gain on sale of property..............................    (1,572)       --           --
     Losses on facilities to be sold.......................     --           --           1,899
     Recognition of preacquisition contingency.............     --         (14,779)       --
     Gains in trading securities...........................    (5,934)      (3,736)       --
     Deferred income taxes.................................    (3,101)      (9,132)        (581)
     Minority interest.....................................     --           5,746       16,601
     Other.................................................       (55)        (400)          40
  Changes in current assets and liabilities net of effects
     of companies acquired
     Investment in trading securities......................   (15,071)     (61,948)       1,068
     Inventories...........................................     5,271       (7,291)      (7,506)
     Receivables...........................................     9,442       33,153      (13,196)
     Accounts payable and accrued expenses.................       287       (9,826)      (9,049)
     Other.................................................      (247)          (9)       1,799
                                                             --------     --------     --------
     Net cash provided by (used in) continuing operating
       activities..........................................    (6,383)     (16,468)      22,311
Cash Flows from Investing Activities of Continuing
  Operations
  Proceeds from the sales of available-for-sale
     securities............................................     1,946        2,364          517
  Purchase of available-for-sale securities................     --          (6,268)        (203)
  Purchase of fixed assets, net of investment grants.......   (18,200)      (8,419)      (9,829)
  Decrease in notes receivable.............................     --           1,219          219
  Purchase of subsidiaries, net of cash acquired...........     --           --          (1,278)
  Other....................................................       (81)          90        --
                                                             --------     --------     --------
     Net cash used in investing activities of continuing
       operations..........................................   (16,335)     (11,014)     (10,574)
Cash Flows from Financing Activities of Continuing
  Operations
  Increase in bank debts...................................     7,504       47,048       34,750
  Decrease in bank debts...................................      (959)     (47,730)     (27,813)
  Net proceeds on the issuance of (cost to repurchase)
     shares of beneficial interest.........................      (789)       7,117      (19,602)
  Redemption of preferred shares...........................     --           --          (1,072)
  Contribution from minority shareholders..................     --           --           7,978
  Debenture redemption.....................................     --           --            (931)
  Other....................................................     --            (634)         518
                                                             --------     --------     --------
     Net cash provided by (used in) financing activities of
       continuing operations...............................     5,756        5,801       (6,172)
Effect of exchange rate changes on cash and cash
  equivalents..............................................    (1,028)       4,062          112
                                                             --------     --------     --------
Net cash provided by (used in) continuing operations.......   (17,990)     (17,619)       5,677
Net cash provided by (used in) spun-off operation..........    (1,273)       4,337       12,619
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......   (19,263)     (13,282)      18,296
Cash and Cash Equivalents, beginning of year...............    29,230       42,512       24,216
                                                             --------     --------     --------
Cash and Cash Equivalents, end of year.....................  $  9,967     $ 29,230     $ 42,512
                                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company is a business trust organized under the laws of the State of Washington, USA. Under Washington law shareholders of a business trust have the same limited liability as shareholders of a corporation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable in the United States of America and are stated in United States dollars, as rounded to the nearest thousand.

     The Company presently operates in the pulp and paper industry in Europe. The industry is cyclical in nature and the markets for the Company's products are affected by fluctuations in supply and demand in each cycle which has an affect on prices.

Basis of Presentation

     Effective June 3, 1996, the Company completed the spin-off of approximately 83% of the outstanding shares of common stock of Arbatax International Inc. ("Arbatax") as a dividend to the Company's shareholders. Subsequent to the spin-off, Arbatax changed its name to MFC Bancorp Ltd. The operating results of Arbatax are included in these consolidated statements of operations and cash flows for the period of January 1, 1996 through June 2, 1996 and the years ended December 31, 1995 and 1994. The December 31, 1996 consolidated balance sheet reflects the reductions related to the spin-off and at December 31, 1995 the net assets of Arbatax of $55,366 have been reported separately.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions of continuing operations have been eliminated. Unless otherwise stated, all notes relate to continuing operations.

Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost which approximates market. The Company maintains cash balances in foreign financial institutions in excess of insured limits.

Investments

     The Company's available-for-sale and trading securities are stated at their fair values. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of shareholders' equity until realized and included in earnings for trading securities. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses.

Inventories

     Inventories of pulp are stated at the lower of cost (average cost method) or market. Paper products are stated at the lower of cost (first-in, first-out method) or market.

Depreciation

     Depreciable assets are stated at cost. Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over a 10 to 50 year life and production equipment over 8 to 20 years.

Foreign Currency Translation

     The Company translates foreign assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are included in the equity section of the balance sheet. Realized gains or losses are included in general and administrative expenses in the income statement. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Environmental Conservation

     Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

Earnings Per Share

     Earnings per share is computed on the weighted average number of shares outstanding during the year, after considering convertible securities, warrants and options. The weighted average number of shares was 13,935,349, 12,758,753 and 11,255,775 for the years ended December 31, 1996, 1995 and 1994, respectively.

Accounting for Acquisitions

     Acquisitions have been accounted for using the purchase method. The amount by which book value of the acquired entity exceeds or is less than cost is amortized over the estimated benefit period.

Taxes on Income

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  SPIN-OFF OF ARBATAX

     As discussed in Note 1, 83% of Arbatax's common shares were spun-off to the Company's shareholders effective June 3, 1996. The spin-off was a taxable transaction for U.S. income tax purposes. However, because the estimated valuation of the transaction for U.S. tax purposes is less than the Company's basis in Arbatax, no U.S. income tax has been provided. Further, no tax was provided in any foreign tax jurisdiction on the transaction because it has been deemed not taxable under appropriate foreign tax law. Since the spin-off has not been reviewed by either U.S. or foreign tax authorities, there can be no assurance that a tax audit may not result in a potential future liability. But, management believes that it is more likely than not that no significant income tax will ultimately be incurred because of this transaction. The separation agreement between the Company and Arbatax contains a tax indemnification provision.

     Arbatax represented the Company's financial services segment which consisted of managing insurance, royalties and other activities primarily in Canada and the United States. Revenues for Arbatax were $14,927 for the period January 1, 1996 through June 2, 1996, $20,895 and $20,366 for the years ended December 31, 1995 and 1994, respectively. Revenues included preferred share dividends from an affiliate of $823 in 1996, $2,967 in 1995 and $3,286 in 1994.

     The Company's December 31, 1996 consolidated balance sheet reflects a $54,141 reduction in retained earnings and a $3,406 foreign currency translation adjustment due to the dividend of the Arbatax shares. The following is a summary of Arbatax's consolidated net assets:

                                                                      JUNE 2, 1996     DECEMBER 31,
                                                                      (UNAUDITED)          1995
                                                                      ------------     ------------
Assets
  Cash, cash equivalents and investments                                $ 57,190         $ 21,602
  Receivables and other                                                   31,794           17,427
  Due from the Company                                                    20,118           21,778
  Resource properties                                                     24,119           12,643
                                                                        --------         --------
                                                                         133,221           73,450
Liabilities
  Accounts payable and accrued liabilities                                16,581            2,661
  Accrued losses, claims and settlement expenses                          10,062           11,982
  Long-term debt                                                          46,984           --
  Minority interest                                                        3,767            3,441
                                                                        --------         --------
                                                                          77,394           18,084
                                                                        --------         --------
  Consolidated net assets                                               $ 55,827         $ 55,366
                                                                        ========         ========

     The amount due from the Company was settled on September 5, 1996 with 700,000 shares of the Company's stock at a fair value of $7,787 and a promissory note amounting to $14,543, inclusive of $2,212 which the Company paid on behalf of another affiliate. The note is due January 1, 1998 and bears interest at 8%.

NOTE 3.  PULP AND PAPER COMPANIES

Zellstoff-und Papierfabrik Rosenthal GmbH ("ZPR")

     ZPR is a pulp production company located in Germany. Effective July 1, 1994, the Company along with another entity acquired ZPR from a German governmental agency. The Company acquired the other entity's interest in ZPR effective April 1, 1995, resulting in ZPR becoming a wholly-owned subsidiary.

     The 1995 and 1994 acquisitions resulted in purchase credits which were allocated to property and equipment. Both credits are being amortized over a five-year life. The total amount of credit amortized was $11,512, $12,389 and $5,169 in 1996, 1995 and 1994, respectively. In December 1995, the Company recorded a pre-acquisition contingent asset of $14,779 which is being amortized on the straightline method over its estimated useful life of twenty-two years.

     Under the 1994 agreement, ZPR received privatization supplements amounting to $40,274. Since the receivable was due in installments through 1998, it was discounted at a rate of 5.5%. The total amount of the supplements, net of the discount, amounting to $38,757 was recorded as revenue in 1994. The net current portion of the receivable amounted to $4,847 and the long-term portion amounted to $6,706 at December 31, 1995. The remaining discount at December 31, 1995 was $711. In 1996, the receivable was paid down to $6,300 which was legally offset in payment for the utilization of preacquisition income tax loss carryforwards as originally provided in the acquisition agreement. This amount was considered in the reduction of the income tax benefit reserve discussed in Note 11.

     ZPR agreed to invest $48,360 in property and equipment improvements through 1998, of which $33,820 has been spent. Also, the governmental agency is to reimburse ZPR up to a total of $12,000 of defined environmental costs as actual expenditures take place. At December 31, 1996 and 1995, ZPR recorded $1,949 and $2,092, respectively, in environmental expenditures as a liability.

     ZPR is not permitted under the original purchase agreement to make distributions to the Company or make payments on a $12,896 loan payable to the Company prior to January 1999. The net assets which may not be distributed amounted to $137,510 at December 31, 1996. However, the Company may expand or invest through ZPR.

     ZPR has a fiber supply contract with another company which expires December 31, 1997, at a cost-plus rate. ZPR has a labor agreement which expires in June 1997 and Dresden Papier AG has a labour agreement which is currently under negotiation.

Dresden Papier AG ("DPAG")

     DPAG is a paper manufacturing company located in Germany which the Company acquired during 1993 from the same governmental agency discussed above. In addition, the same entity as discussed with ZPR acquired an interest in DPAG during 1994. The Company purchased the other entity's interest in DPAG effective April 1, 1995, which resulted in DPAG also becoming a wholly-owned subsidiary.

     The 1993 acquisition resulted in a purchase credit which was allocated to property and equipment and is being amortized over a five-year period expiring June 30, 1998. The amortization was $13,712, $15,473 and $14,028 for the years ended December 31, 1996, 1995 and 1994, respectively. The 1995 purchase resulted in an excess of cost over the interest in DPAG acquired which is being amortized over a sixty-month period resulting in amortization of $1,741 for 1996 and $2,319 for 1995.

     DPAG also received privatization supplements. During 1994, $5,599 of these supplements was recorded as income. The final supplement payment was received in 1995.

     DPAG has recorded $325 and $6,395 as estimated potential liabilities for environmental conservation expenditures. The 1993 agreement provides for reimbursements with respect to the potential liability. The Company has no reimbursement receivable at December 31, 1996 and $5,465 at December 31, 1995.

     Finally, ZPR and DPAG's revenues are derived from the following geographic areas:

                                                                      YEARS ENDED DECEMBER 31
                                                                     -------------------------
                                                                     1996      1995      1994
                                                                     -----     -----     -----
Germany............................................................  58.2%     62.4%     70.5%
European Union.....................................................  28.0%     26.3%     23.5%
Other..............................................................  13.8%     11.3%      6.0%

NOTE 4.  INVESTMENTS

     Trading securities are classified as current assets and are summarized as follows:

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Bonds....................................................................  $52,043     $58,294
Equity securities........................................................   29,820       7,017
                                                                           -------     -------
                                                                           $81,863     $65,311
                                                                           =======     =======

     The change in net unrealized holding gains on trading securities which has been included in earnings was $888 and $3,736 during 1996 and 1995, respectively. Included with trading securities in current investments at December 31, 1996 is $1,496 of securities in an affiliate, as described in Note 14.

     Available-for-sale securities consist of equity securities and have been classified as long-term investments. The fair value of these securities was $1,015 and $2,900 and the unrealized total losses amounted to $2,250 and $2,974 at December 31, 1996 and 1995, respectively. The loss on investment valuation in shareholders' equity was decreased by $724 at December 31, 1996 and increased by $1,567 at December 31, 1995. The Company sold available-for-sale securities during 1996 for $1,946 which resulted in a realized loss of $415. During 1995, the Company sold available-for-sale securities representing all of its 34.6% interest in an affiliate for $2,364. This sale resulted in no gain or loss and was to another affiliate where a director and officer of the Company was a board member. During 1994, the proceeds from sales of available-for-sale securities amounted to $517 and realized gains were $273.

     Included in long-term investments are preferred shares in an affiliate of the spun-off entity which are stated at cost of $2,744 and $2,753 at December 31, 1996 and 1995, respectively. These securities have no readily determinable fair value.

Fair Value of Financial Instruments

     The fair value of other financial instruments at December 31 is summarized as follows:

                                                                   1996                 1995
                                                             -----------------   ------------------
                                                             CARRYING    FAIR    CARRYING    FAIR
                                                              AMOUNT    VALUE     AMOUNT     VALUE
                                                             --------   ------   --------   -------
Cash and cash equivalents..................................   $9,967    $9,967   $ 29,230   $29,226
Preferred shares in affiliate..............................    2,744     2,744      2,753     2,764
Long-term government receivables...........................    --         --       12,450    12,450
Notes payable..............................................    6,017     6,017      2,460     2,460
Long-term debt.............................................   31,257    30,613     22,760    23,368

     None of the Company's financial instruments are derivatives. The fair value of cash and cash equivalents is based on reported market value. The preferred shares in affiliate's value is based on their retractability feature and dividend rate compared to other securities. The fair value of government receivables at December 31, 1995 is equal to the carrying amount because a discount had already been recorded. The fair value of notes payable was based on the value of similar debt incurred in the pulp and paper industry. The fair value of long-term debt was determined using discounted cash flows at prevailing market rates. The other long-term liabilities which have a carrying value of $2,334 and $7,282 at December 31, 1996 and 1995, respectively are primarily accrued environmental liabilities at ZPR and DPAG. These liabilities may be partially reimbursable. Further, the Company cannot estimate at this time when these amounts will be paid. Therefore, the fair value of other long-term liabilities cannot be determined.

NOTE 5.  CURRENT RECEIVABLES

                                                                              DECEMBER 31
                                                                          --------------------
                                                                           1996         1995
                                                                          -------      -------
Sale of paper and pulp products........................................   $10,146      $10,387
Sale of property.......................................................     2,391        --
Government.............................................................     --           4,847
Other..................................................................     5,829        2,477
                                                                          -------      -------
                                                                          $18,366      $17,711
                                                                          =======      =======

NOTE 6.  INVENTORIES

                                                                              DECEMBER 31
                                                                          --------------------
                                                                           1996         1995
                                                                          -------      -------
Pulp and paper
  Raw materials........................................................   $ 9,426      $13,211
  Work in process and finished goods...................................    11,242       14,512
                                                                          -------      -------
                                                                          $20,668      $27,723
                                                                          =======      =======

NOTE 7.  PROPERTIES

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Land...................................................................  $ 14,740     $ 12,060
Buildings..............................................................    21,769       16,166
Production and other equipment.........................................   124,858       99,714
                                                                         --------     --------
                                                                          161,367      127,940
Less: Accumulated depreciation                                             36,251       23,902
                                                                         --------     --------
                                                                         $125,116     $104,038
                                                                         ========     ========

     Depreciation expense was $13,373, $13,431 and $8,553 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 8.  NOTES PAYABLE

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1996         1995
                                                                           ------       ------
Bank loan, 7% interest payable monthly, due April 1997,
  collateralized by inventory..........................................    $3,077       $2,460
Bank loan, 6.5% interest payable monthly, due February 1997,
  collateralized by inventory..........................................     1,981         --
Bank loan, 10% interest, due July 1997, unsecured......................       959         --
                                                                           ------       ------
                                                                           $6,017       $2,460
                                                                           ======       ======

NOTE 9.  LONG-TERM DEBT

                                                                              DECEMBER 31
                                                                          --------------------
                                                                           1996         1995
                                                                          -------      -------
Note payable to spun-off entity, 8% interest, due January 1998,
  unsecured............................................................   $14,543      $ --
Loan from governmental agency, 7% interest payable annually, due 2004,
  collateralized by fixed assets.......................................     6,584        7,035
Loan from governmental agency, non-interest bearing, due 2001..........     3,249        3,487
Bank loan, 9.25% interest, due 1998, collateralized by securities......     --          10,406
Subordinated debenture, Series I, interest at 6% due annually,
  due December 31, 1997................................................     1,079        1,587
Bank loan, interest at 5.5% payable quarterly, principal due in March
  2001, collateralized by land and buildings...........................     2,924        --
Bank loan, interest at LIBOR plus 2% (5.125% at December 31, 1996)
  payable monthly, due in March 2001, collateralized by land and
  buildings............................................................     1,631        --
Note payable, interest at 13.5% payable $256 per quarter,
  due June 1998, unsecured.............................................     1,247        --
Other..................................................................     --             245
                                                                          -------      -------
                                                                           31,257       22,760
Less: Current portion..................................................     2,647        --
                                                                          -------      -------
                                                                          $28,610      $22,760
                                                                          =======      =======

     During 1996, the $10,406 bank loan above was increased to $13,418 which was paid down to $959 as of December 31, 1996. The payment was made by transferring 650,000 shares of the Company with a market value of $7,394 and other securities with a fair value of $5,065. The remaining balance was paid with 100,000 of the Company's shares subsequent to year-end and is classified as a current note payable.

     Series I subordinated debentures have a total of 65,880 warrants attached at December 31, 1996, which entitle the debenture holder to purchase one share of beneficial interest at $10.25 in 1997.

     As of December 31, 1996, the principal maturities of long-term debt are as follows:

            MATURES                                                      AMOUNT
            -------                                                      -------
            1997.....................................................    $ 2,647
            1998.....................................................     16,439
            1999.....................................................      2,022
            2000.....................................................      2,022
            2001.....................................................      1,544
            Thereafter...............................................      6,583
                                                                         -------
                                                                         $31,257
                                                                         =======

     Interest paid amounted to $2,693 in 1996, $3,697 in 1995 and $2,230 in 1994. Interest amounting to $246, $668 and $880 has been capitalized in property and equipment during 1996, 1995 and 1994, respectively.

NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Accounts payable and accrued expenses....................................  $11,835     $ 8,637
Trade payables...........................................................   25,773      37,865
Payable for securities...................................................    6,838       --
Other....................................................................      878         953
                                                                           -------     -------
                                                                           $45,324     $47,455
                                                                           =======     =======

NOTE 11.  INCOME TAXES

     The current recovery of (provision for) income taxes on income consists of the following:

                                                                      YEAR ENDED DECEMBER 31
                                                                    ---------------------------
                                                                     1996        1995      1994
                                                                    -------     ------     ----
U.S...............................................................  $(1,456)    $2,380     $581
Non U.S...........................................................    4,557      6,752      --
                                                                    -------     ------     ----
Recovery of income taxes..........................................  $ 3,101     $9,132     $581
                                                                    =======     ======     ====

     Differences between the U.S. Federal Statutory and the Company's effective rates are as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------    --------    --------
U.S. Federal statutory rates on income from continuing
  operations before considering minority interest.............  $ 4,234    $ 20,907    $ 19,988
Reduction in taxes resulting from:
  Non U.S. income.............................................   (2,778)    (20,907)    (19,988)
  Benefit of operating loss carryforward......................   (1,456)      --          --
                                                                -------    --------    --------
                                                                $ --       $  --       $  --
                                                                =======    ========    ========

     In 1995, a U.S. tax benefit was recognized based on a temporary difference resulting from a litigation settlement. The provision in 1996 represents a partial utilization of that benefit. Management believes that, while realization of the remaining U.S. income tax benefits amounting to $924 is not assured, that it is more likely than not that they will be realized. The Company's U.S. net operating losses amounting to approximately $2,718 at December 31, 1996 will expire in 2011 if not utilized.

     Both ZPR and DPAG have German tax net operating losses which may be carried forward indefinitely. ZPR has approximately $97,000 and DPAG has $145,000 of such losses available as of December 31, 1996.

     In 1994, the tax benefit associated with ZPR's tax losses was fully reserved. During 1995, management, in consultation with industry experts, undertook a study to determine if the reserve should be reduced. Management considered plant improvements, more efficient utilization of labor and the significant downward price trends in the pulp market, among other factors, to determine an appropriate reserve reduction. Management concluded that a reduction of $6,752 was appropriate for 1995 given the state of the pulp market. During 1996, because the pulp market had stabilized to a degree, management, along with its consultants, again considered a further reduction in the reserve. Based on the factors considered in the original study together with the analysis performed in 1996, the reserve was reduced by $4,557. Even though realization of the resulting benefit is not assured, management believes that it is more likely than not that the reductions in ZPR's reserve are appropriate. Included in the deferred tax asset is the $6,300 paid to a German governmental agency to utilize ZPR's tax losses as required under the 1994 purchase agreement discussed in Note
3. This amount will be amortized based on the tax loss benefit utilized annually.

     The Company has continued to fully reserve DPAG's tax loss benefit. Even though the Company is seeking alternative uses for these losses, management believes that it does not have sufficient information necessary to reduce the reserve. There are no other temporary differences at either ZPR or DPAG.

     Income from foreign source operations amounted to $20,015, $72,437 and $58,805 for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts are intended to be indefinitely reinvested in operations. Further, any U.S. income tax benefit which may be attributable to the stock option plan or unrealized losses in available-for-sale securities have been fully reserved.

     The Company has foreign tax credits available to be used against U.S. income tax resulting from general limitation income in the approximate amount of $2,500. Of these credits, $900 will expire in 1999 and $1,600 in 2000 if they are not utilized.

NOTE 12.  STOCK-BASED COMPENSATION

     The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 1,000,000 shares of beneficial interest. Additionally, the plan provides that options may be granted to directors who are not officers or employees to acquire up to 100,000 shares.

     During 1996, options to acquire 139,500 shares at $21.50, 35,000 shares at $13.88 and 60,000 shares at $9.50 were granted to officers and employees of the Company. The 35,000 options and the 60,000 options vest one-third at the grant date and one-third each year thereafter. All other options discussed in this note vest one-half at the grant date and the rest at the end of one year. All options have a contractual life of ten years. Also during 1996, directors of the Company were granted options to acquire 12,000 shares at $20.50.

     The Company repriced the 139,500 options granted to employees and the 12,000 granted to directors during August 1996. After consideration of this repricing, the weighted fair value per option granted in 1996 amounted to $3.33 each.

     During 1995, options to acquire 600,000 shares at $19.75 each were granted to officers and employees of the Company. The weighted fair value of these options was $5.03 each.

     During 1994, options to acquire 435,000 shares at $12.50 each were granted to officers and employees. In addition, directors of the Company were granted options to acquire 6,000 shares at $14.13. In prior years, directors were granted 12,000 options to acquire shares at $14.13.

     Following is a summary of the status of the plan during 1996 and 1995:

                                                                                       WEIGHTED
                                                                      NUMBER OF        AVERAGE
                                                                       SHARES       EXERCISE PRICE
                                                                      ---------     --------------
Outstanding at January 1, 1995......................................    453,000         $12.55
Granted.............................................................    600,000          19.75
Exercised...........................................................   (477,500)         16.29
Forfeited...........................................................    (45,000)         18.14
                                                                       --------         ------
Outstanding at December 31, 1995....................................    530,500          16.84
Granted.............................................................    246,500          15.58
Exercised...........................................................   (152,500)         10.69
Forfeited...........................................................   (229,000)         17.33
                                                                       --------         ------
Outstanding at December 31, 1996....................................    395,500         $14.88
                                                                       ========         ======

     Following is a summary of the status of options outstanding at December 31, 1996:

                      OUTSTANDING OPTIONS                               EXERCISABLE OPTIONS
----------------------------------------------------------------     --------------------------
                             WEIGHTED AVERAGE        WEIGHTED                       WEIGHTED
  EXERCISE                      REMAINING            AVERAGE                        AVERAGE
 PRICE RANGE     NUMBER      CONTRACTUAL LIFE     EXERCISE PRICE     NUMBER      EXERCISE PRICE
-------------    -------     ----------------     --------------     -------     --------------
$9.50-13.88      156,000            9.2               $10.98          92,666         $10.89
$16.89-18.47     239,500            8.7               $17.41         196,000         $17.21

Compensation

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There was no compensation cost incurred based on options granted in either 1996 or 1994. However, compensation costs charged to operations was $420 in 1995 as a result of options granted. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and earnings per share would have been adjusted as follows:

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Net Income
  As reported............................................................  $16,023     $64,183
                                                                           =======     =======
  Pro forma..............................................................  $15,027     $63,205
                                                                           =======     =======
Primary Earnings Per Share
  As reported............................................................  $  1.15     $  5.03
                                                                           =======     =======
  Pro forma..............................................................  $  1.08     $  4.95
                                                                           =======     =======

     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

                                                                             1996       1995
                                                                            ------     ------
Risk-free interest rate...................................................    5.0%       5.0%
                                                                                 2          2
Expected life of the options..............................................   years      years
Expected volatility.......................................................  49.62%     38.45%
Expected dividend yield...................................................    0.0%       0.0%

NOTE 13.  SHAREHOLDERS' EQUITY

     In a prior year, the Company issued one attached preferred share purchase right for each outstanding share of beneficial interest. A total of 11,958,993 rights were issued which allow the holder to acquire from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $75 per one one-hundredth of a preferred share. The rights will expire on December 31, 2003. The Company has the right to repurchase the rights for $.01 each.

     The Company has reserved 110,000 Series A Junior Participating Preferred Shares in connection with the rights. The preferred shares are entitled to quarterly dividends of $10 per share and have 100 votes per share. However, the preferred stock will be entitled to an aggregate dividend of 100 times any dividends declared on shares of beneficial interest and an aggregate of 100 times any payment to shares of beneficial interest on merger or liquidation.

     Also, during a prior year the Company authorized the issuance of 3.5 million shares of Cumulative Retractable Convertible Preferred Shares, Series B at a price of $20 per share. These shares have a cumulative dividend rate of up to 4%, a liquidation preference of $20 per share plus unpaid dividends, a redemption right beginning January 1, 2004 at $20 per share plus unpaid dividends and may convert up to 10% of the issued and outstanding shares into common shares based on dividing the issue price plus unpaid dividends by $20 per share.

NOTE 14.  TRANSACTIONS WITH AFFILIATES

     In connection with the spin-off discussed in Note 2, the Company assumed the debt of an affiliate of Arbatax in the amount of $2,052. In prior years, the Company had been the guarantor on the loan. In exchange for the assumption, the Company received shares in a publicly-traded affiliate having a fair value of $1,496, which is less than fair value at December 31, 1996, and a note for $556. The note is due in quarterly installments of $256 until paid, bears interest at 10% and is unsecured. Under the terms of the exchange, the affiliate may replace the shares with other assets. The affiliate is engaged in a legal action which could result in replacement. Therefore, these shares are being held as a temporary investment stated at the transfer price.

     After the spin-off discussed in Note 2, the Company had a remaining 9% interest in the outstanding shares of the spun-off entity. These shares which had a fair value of $5,065, were used to reduce the debt described in Note 9.

     During 1996, ZPR acquired bonds in a subsidiary of the spun-off entity with a face amount of $5,922 for $4,548. ZPR acquired $6,000 in convertible debentures of the spun-off entity. The spun-off entity acquired the subsidiary's bonds for $5,922 and ZPR recorded income of $1,374 as a result of this transaction for the year ended December 31, 1996. Finally, ZPR converted the debentures into 857,143 common shares of the spun-off entity at the market price.

     The Company has net receivables from two officers and directors amounting to $366 as of December 31, 1996. An entity related to one of these officer-directors charged fees of $232 to the Company during 1996 and was due $77 from the Company at December 31, 1996.

     The Company incurred accounting and management fees to an affiliate amounting to $191 and $535 during 1996 and 1995, respectively. The Company has an open account payable to this affiliate amounting to $217 and $972 at December 31, 1996 and 1995, respectively. Further, the Company has an open receivable from the affiliate amounting to $426 as of December 31, 1996.

     During 1994, the Company acquired 650,000 of its shares from an affiliate for $8,786 which was the amount the affiliate paid for the shares during 1993. The amount paid by the Company was approximately market value at date of acquisition.

NOTE 15.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

     Significant noncash transactions in 1996 included:

     1. The Company received 546,441 shares of common stock and a note in exchange for assuming debt amounting to $2,052 of an affiliate. The shares had a fair value of $1,496 and the note amounted to $556.

     2. The Company settled its amount payable to the spun-off entity with 700,000 shares of its common stock with a fair value of $7,787 and a promissory note for $14,543.

     3. The Company paid bank debt of $12,459 with 650,000 of the Company's shares with a market value of $7,394 and securities with a fair value of $5,065.

     4. As discussed in Note 2, the Company spun-off 83% of Arbatax amounting to $50,735 net of a foreign currency translation adjustment.

     Significant noncash transactions in 1995 included:

     1. During the year, 2,000,000 shares of beneficial interest amounting to $42,000 were issued to acquire another entity's thirty percent ownership in ZPR and DPAG.

     2. A preacquisition contingency amounting to $14,779 was recorded as an asset which reflects the value of a waste disposal site at ZPR.

     Significant noncash transactions in 1994 included:

     1. During the year, 8,000 preferred shares were converted into shares of beneficial interest on a one-for-one basis. Also, warrants attached to $6,208 of bonds were exchanged for shares of beneficial interest.

     2. The Company acquired 650,000 shares of beneficial interest from an affiliate for $8,786 in exchange for assumption of debt and the elimination of a receivable.

NOTE 16.  CONTINGENCIES

     ZPR and DPAG are required to pay certain charges based on water pollution levels at their manufacturing facilities. Unpaid charges can be reduced by investing in qualifying equipment that results in less water pollution. ZPR and DPAG believe equipment investments already made will offset most of these charges, but they have not received final determination from the appropriate authorities. Accordingly, a liability for these water charges has only been recognized to the extent that equipment investments have not been made.

     The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the estimated outcome of such issues will not have a material effect on the Company's financial statements.

                           MERCER INTERNATIONAL INC.

                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (Thousands, Except per Share Amounts)

                                                                   QUARTER ENDED
                                              --------------------------------------------------------
                                              MARCH 31       JUNE 30      SEPTEMBER 30     DECEMBER 31
                                              --------       -------      ------------     -----------
1996
Net Sales..................................    49,873         49,677         46,164           41,015
Gross profit...............................    13,258         10,298          9,860            7,881
Income before extraordinary items and
  cumulative effect of a change in
  accounting...............................     5,860          2,873          3,140            3,684
Income before extraordinary items and
  cumulative effect of a change in
  accounting, per share*...................      0.43           0.21           0.23             0.25
Net income.................................     5,890          3,309          3,140            3,684
1995
Net Sales..................................    75,225         80,505         76,529           68,478
Gross profit...............................    26,642         24,949         24,860           32,560
Income before extraordinary items and
  cumulative effect of a change in
  accounting...............................    12,394         15,501         17,686           20,056
Income before extraordinary items and
  cumulative effect of a change in
  accounting, per share*...................      1.13           1.19           1.33             1.48
Net Income.................................    12,019         15,617         17,761           18,786

---------------

*on a fully diluted basis

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 1997                     MERCER INTERNATIONAL INC.


                                          By: /s/ Jimmy S.H. Lee
                                              ---------------------------------
                                              Jimmy S.H. Lee
                                              Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee                               Date: March 24, 1997
---------------------------------------------
Jimmy S.H. Lee
Chairman, Chief Executive Officer
and Trustee

/s/ Michel Arnulphy                              Date: March 24, 1997
---------------------------------------------
Michel Arnulphy
Trustee

/s/ C.S. Moon                                    Date: March 24, 1997
---------------------------------------------
C.S. Moon
Trustee

/s/ M. Reidel                                    Date: March 24, 1997
---------------------------------------------
M. Reidel
Trustee

LETTERHEAD

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
  MERCER INTERNATIONAL INC.

     Our report on the consolidated financial statements of Mercer International Inc. is included on page 24 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ PETERSON SULLIVAN P.L.L.C.

March 12, 1997
Seattle, Washington

                           MERCER INTERNATIONAL INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
ASSETS
  Cash...................................................................    9,967      29,230
  Receivables............................................................   18,366      30,161
  Inventories............................................................   20,668      27,723
  Investments............................................................   87,118      70,964
  Investment in spun-off operations......................................        0      55,366
  Properties.............................................................  125,116     104,038
  Deferred income tax assets.............................................   18,313      10,625
  Other..................................................................      291         643
                                                                           -------     -------
                                                                           279,839     328,750
                                                                           =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses..................................   48,026      76,515
  Debt...................................................................   37,274      25,220
  Shareholders' equity...................................................  194,539     227,015
                                                                           -------     -------
                                                                           279,839     328,750
                                                                           =======     =======

STATEMENT OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Revenues
  Pulp and paper and related sales and supplements............  174,097     275,332     192,127
  Investments.................................................   11,060      10,359       2,202
  Other.......................................................    1,572      15,046       3,030
                                                                -------     -------     -------
                                                                186,729     300,737     197,359
Expenses
  Pulp and paper costs........................................  145,432     191,726     116,681
  General and administrative..................................   24,863      35,217      19,637
  Interest....................................................    3,978       4,543       3,522
  Settlement of litigation....................................        0       7,000           0
  Income tax recovery.........................................   (3,101)     (9,132)       (581)
  Minority interest...........................................        0       5,746      16,601
                                                                -------     -------     -------
                                                                171,172     235,100     155,860
                                                                -------     -------     -------
Income from continuing operations.............................   15,557      65,637      41,499
                                                                =======     =======     =======

STATEMENT OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Net cash provided by (used in) operating activities...........   (6,383)    (16,468)     22,311
Net cash used by investing activities, purchase of fixed
  assets......................................................  (16,335)    (11,014)    (10,574)
Net cash provided by (used in) financing activities...........    4,728       9,863      (6,060)
Net cash provided by (used in) spun-off operation.............   (1,273)      4,337      12,619
                                                                -------     -------     -------
Net change in cash............................................  (19,263)    (13,282)     18,296
Cash and cash equivalent, beginning of year...................   29,230      42,512      24,216
                                                                -------     -------     -------
Cash and cash equivalent, end of year.........................    9,967      29,230      42,512
                                                                =======     =======     =======

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
         3.1(a)* Restated Declaration of Trust of the Company as filed with the
              Secretary of State of Washington on June 11, 1990 together with an
              Amendment to Declaration of Trust dated December 12, 1991.
           (b)* Amendments to Declaration of Trust dated July 8, 1993; August 17, 1993;
              and September 9, 1993.
         3.2* Trustees' Regulations dated September 24, 1973.
         4.1  Shareholder Rights Plan. Incorporated by reference from Form 8-A dated
              August 17, 1993.
         4.2  Trust Indenture for Convertible Subordinated Debentures between Mercer
              International Inc. and Montreal Trust Company of Canada dated as of
              September 10, 1992. Incorporated by reference from Form 8-K of Mercer
              International Inc. dated October 31, 1992.
         4.3* Trust Indenture for Subordinated Debentures between Mercer
              International Inc. and Montreal Trust Company of Canada as Trustee
              dated as of December 22, 1992.
        10.1  Acquisition Agreement among Treuhandanstalt, Dresden Papier AG, Dresden
              Papier Holding GmbH, Mercer International Inc., and Shin Ho Paper Mfg.
              Co., Ltd. Incorporated by reference from Form 8-K dated September 20,
              1993.
        10.2  Acquisition Agreement among Treuhandanstalt, Zellstoff- und Papierfabrik
              Rosenthal GmbH, Raboisen Einhundertsechsundfunfzigste Vermogens-
              verwaltungsgesellschaft GmbH, to be renamed ZPR Zellstoff- und
              Papierfabrik Rosenthal Holding GmbH, Mercer International Inc. and
              448380 B.C. Ltd. dated July 3, 1994. Incorporated by reference from
              Form 8-K dated July 3, 1994.
        10.3* Assignment Agreement between Nalcap Holdings Inc. and CanCapital
              Corporation dated as of January 1, 1992.
        10.4* Amended and Restated 1992 Stock Option Plan.
        10.5* 1994 Employee Incentive Bonus Plan.
        10.6  Stock Purchase Agreement between CVD Financial Corporation and Mercer
              International Inc. dated March 22, 1995. Incorporated by reference from
              Item 7, Amendment No. 5 to Schedule 13D filed by Mercer International
              Inc. with respect to the common shares of CVD Financial Corporation.
        10.7  Acquisition Agreement between Mercer International Inc. and Five
              Continents International dated for reference March 31, 1995.
              Incorporated by reference from Form 8-K dated August 12, 1995.
        10.8* Form of Separation Agreement between Mercer International Inc. and
              Arbatax International Inc.
        21.   List of Subsidiaries of Registrant.
        23.   Consent of Independent Auditors.
        27.   Article 5 - Financial Data Schedule for the Year Ended
              December 31, 1996.
---------------
         *    Filed in Form 10-K for prior years.