Form 10-Q
period 1997-03-31
MERCER INTERNATIONAL INC
filed 1997-05-15
CIK 75659

=============================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter ended March 31, 1997

                           Commission File No.: 0-9409

                             MERCER INTERNATIONAL INC.
            Exact name of Registrant as specified in its charter.

                  WASHINGTON                           91-6087550
          State or other jurisdiction                 IRS Employer
       of incorporation or organization             Identification No.
   Brandschenke Str. 64, Zurich, Switzerland              CH 8002
    Address of principal executive office                Zip Code

Registrant's telephone number including area code:     41(1) 201 7710


Indicate by check mark whether the registrant [1] has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

                      YES  (X)            NO    ( )

The Registrant had 14,917,369 shares of beneficial interest outstanding as at March 31, 1997.





=============================================================================

FORWARD-LOOKING STATEMENTS
--------------------------

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                            MERCER INTERNATIONAL INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (Unaudited)





















FORM 10-Q
QUARTERLY REPORT - PAGE 2

                          MERCER INTERNATIONAL INC.

                         CONSOLIDATED BALANCE SHEETS
                  As at March 31, 1997 and December 31, 1996
                                  (Unaudited)
                             (dollars in thousands)

                                                   March 31,    December 31,
                                                     1997           1996
                                                   ---------    -----------
                                      ASSETS
Current Assets
   Cash and cash equivalents                      $    4,048    $    9,967
   Investments                                        75,276        83,359
   Receivables                                        16,362        18,366
   Inventories                                        17,143        20,668
   Other                                                 124           291
                                                  ----------    ----------
                                                     112,953       132,651
Long-Term Assets
   Investments                                         4,010         3,759
   Properties                                        120,321       125,116
   Deferred income tax assets                         16,962        18,313
                                                     141,293       147,188
                                                  ----------    ----------
                                                  $  254,246    $  279,839
                                                  ==========    ==========






















 The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 3

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                  As at March 31, 1997 and December 31, 1996
                                  (Unaudited)
                               (dollars in thousands)

                                                   March 31,    December 31,
                                                     1997           1996
                                                   ---------    ------------
                              LIABILITIES
Current Liabilities
   Accounts payable and accrued expenses           $  36,547     $  45,324
   Notes payable                                       3,572         6,017
   Current portion of long-term debt                  14,815         2,647
                                                   ---------     ---------
                                                      54,934        53,988

Long-Term Liabilities
   Debt                                               12,682        28,610
   Due to spun-off operations                            364           368
   Other                                               2,156         2,334
                                                   ---------     ---------
                                                      15,202        31,312
                                                   ---------     ---------

Total Liabilities                                     70,136        85,300

                             SHAREHOLDERS' EQUITY

Shares of beneficial interest                         87,606        85,965
Cumulative translation adjustment                    (27,680)      (12,014)
Net unrealized loss on investments valuation          (1,838)       (2,250)
Retained Earnings                                    126,022       122,838
                                                   ---------     ---------
                                                     184,110       194,539
                                                   ---------     ---------
                                                   $ 254,246     $ 279,839
                                                   =========     =========







 The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 4

                          MERCER INTERNATIONAL INC.

          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               For Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)
            (dollars in thousands, except for earnings per share)


                                                     1997          1996
                                                  ----------    ----------
Revenues
   Sales                                          $   42,132    $   48,085
   Investments                                         2,222         1,788
                                                  ----------    ----------
                                                      44,354        49,873
Expenses
   Cost of sales                                      34,468        36,615
   General and administrative                          5,804         6,269
   Interest expenses                                     884         1,059
                                                  ----------    ----------
                                                      41,156        43,943
                                                  ----------    ----------

Income from continuing operations before
   income taxes                                        3,198         5,930
Income taxes                                              14            70
                                                  ----------    ----------

Income from continuing operations                      3,184         5,860
Income (loss) from spun-off operations                   --             30
                                                  ----------    ----------

Net income                                             3,184         5,890

Retained earnings, beginning of period               122,838       160,956
                                                  ----------    ----------

Retained earnings, end of period                  $  126,022    $  166,846
                                                  ==========    ==========

Earnings per share
   Income from continuing operations              $     0.21    $     0.43
   Income (loss) from spun-off operations                 --            --
                                                  ----------    ----------
                                                  $     0.21    $     0.43
                                                  ==========    ==========



 The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 5

                          MERCER INTERNATIONAL INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               For Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)
                             (dollars in thousands)


                                                        1997         1996
                                                  -----------   ----------

Cash Flows from Continuing Operating Activities:
  Net income from continuing operations           $     3,184   $    5,860
  Adjustments to reconcile net income from
     continuing operations to cash
     from continuing operating activities
     Depreciation and amortization                     (2,070)      (1,835)
     Loss (gain) on investments                        (1,663)           1
                                                  -----------   ----------
                                                         (549)       4,026
  Changes in current assets and liabilities
     Inventories                                        1,939          (36)
     Receivables                                          796          (59)
     Accounts payable and accrued expenses             (7,422)      (6,530)
     Other                                                144          (96)
                                                  -----------   ----------
                                                       (5,092)      (2,695)

  Proceeds from the sales of trading securities         7,801       11,875
  Purchase of trading securities                       (4,369)     (21,153)
                                                  -----------   ----------
     Net cash used in continuing
       operating activities                            (1,660)     (11,973)

Cash Flows from Investing Activities of
 Continuing Operations:
  Purchase of fixed assets                             (1,864)      (5,366)
  Other                                                     8           17
                                                  -----------   ----------
  Net cash used in investing
    activities of continuing operations           $    (1,856)  $   (5,349)








 The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 6

                                MERCER INTERNATIONAL INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Continued)
                    For Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)
                               (dollars in thousands)

                                                       1997        1996
                                                   ----------   ----------
Cash Flows from Financing Activities of Continuing
 Operations:
  Increase in bank indebtedness                    $      --    $    3,300
  Decrease in bank indebtedness                        (2,684)        (149)
  Net proceeds on issuance (cost to repurchase)
      of shares of beneficial interest                    570       (1,391)
                                                   ----------   ----------
  Net cash provided by financing
      activities of continuing operations              (2,114)       1,760

Effect of exchange rate changes on cash and
  cash equivalents                                       (289)        (586)
                                                   ----------   ----------

Net cash used in continuing operations                 (5,919)     (16,148)
Net cash provided by (used in) spun-off operations        --          (376)
                                                   ----------   ----------

Net decrease in cash and cash equivalents              (5,919)     (16,524)

Cash and Cash Equivalents, beginning of period          9,967       29,230
                                                   ----------   ----------
Cash and Cash Equivalents, end of period           $    4,048   $   12,706
                                                   ==========   ==========
















 The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 7

                              MERCER INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THREE MONTHS ENDED MARCH 31, 1997

                                    (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim period statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-
K. In the opinion of the Company, its unaudited interim consolidated financial statements contain all adjustments necessary in order to present a fair statement of the results of the interim periods presented.

Previously reported financial statements for all periods and certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The Company's interest in the operating results and net assets of MFC Bancorp Ltd. ("MFC"), formerly Arbatax International Inc., are classified separately within these financial statements as "spun-off operations" and are excluded from amounts for "continuing operations" (see Note 2. Spun-Off Operations). In addition, the Company's cash flow statements exclude the activities of MFC. Intercompany transactions with MFC, which were eliminated in previous consolidated financial statements, are now reflected in these financial statements.

NOTE 2.  SPUN-OFF OPERATIONS

Effective June 3, 1996, the Company completed the spin-off of its financial services segment in a one for two stock dividend (the "Distribution") of approximately 6,697,716 shares of MFC as announced on December 28, 1995. The Distribution was recorded as a stock dividend from shareholders' equity at the carrying amount of the net assets of the spun-off operations. As a result, the Company's total assets and shareholders' equity were each reduced by approximately $50.7 million after the Distribution.










FORM 10-Q
QUARTERLY REPORT - PAGE 8

The operations of MFC have been classified separately within the Company's financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations.

NOTE 3.  EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding during the period after considering convertible securities, warrants and options. The weighted average number of shares was 14,930,868 and 13,505,291 for the three months ended March 31, 1997 and 1996, respectively.












































FORM 10-Q
QUARTERLY REPORT - PAGE 9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company headquartered in Zurich, Switzerland and its operations are primarily located in Germany. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

In June 1996, the Company completed the spin-off of its financial services segment and its operations have been classified separately within the Company's financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. See Notes 1 and 2 to the financial statements included herein.

The following discussion and analysis of the results of operation and the financial condition of the Company for the three months ended March 31, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1997
---------------------------------------------------------

In the first quarter of 1997, revenues decreased to $44.4 million from $49.9 million in the same period in 1996, primarily as a result of lower pulp and paper prices. As the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar in the first quarter of 1997 also contributed to lower revenues. See "Foreign Currency".

Pulp and paper costs decreased to $34.5 million in the first quarter of 1997, compared to $36.6 million in the same period in 1996, primarily as a result of reduced revenues and decreased fibre costs (raw materials). General and administrative expenses decreased marginally to $5.8 million for the three months ended March 31, 1997 from $6.3 million in the same period in 1996.

For the three months ended March 31, 1997, net earnings from continuing operations were $3.2 million or $0.21 per share, compared to $5.9 million or $0.43 per share for the three months ended March 31, 1996.















FORM 10-Q
QUARTERLY REPORT - PAGE 10

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:

                                           Quarter Ended       Quarter Ended
                                           March 31, 1997      March 31, 1996
                                           --------------      --------------
                                                     (in thousands)
Sales by Product Class
----------------------
Packaging papers                             $   7,011           $   9,715
Specialty papers                                 6,916               8,014
Printing papers                                  8,901              10,311
Pulp                                            18,401              18,424
Other                                              903               1,621
                                             ---------           ---------
Total(1)                                     $  42,132           $  48,085
                                             =========           =========
Sales by Geographic Area
------------------------
Germany                                      $  25,265           $  29,164
European Union(2)                               12,780              11,244
Other                                            4,087               7,677
                                             ---------           ---------
Total                                        $  42,132           $  48,085
                                             =========           =========

Sales by Volume                                         (tonnes)
---------------
Packaging papers                                26,589              28,682
Specialty papers                                 8,459               7,044
Printing papers                                 12,851              11,190
Pulp                                            41,445              26,134
                                             ---------           ---------
Total                                           89,344              73,050
                                             =========           =========

------------------
(1) Excluding intercompany sales.
(2) Not including Germany.

Pulp and paper markets were generally weak in the first quarter of 1997 and product prices were lower than in the same period in 1996, as a result of relatively slow paper demand and high pulp inventories. Increased sales volumes in the first quarter of 1997 only partially compensated for the price weakness, which is expected to continue until the excess inventory situation corrects itself. See "Cyclical Nature of Business; Competitive Position".

While demand for market pulp improved during the quarter, high operating rates and inventories resulted in generally weak prices. In the first quarter of 1997, list prices for pulp were, on average, down approximately 37.0% from the same period in 1996 and approximately 7.7% from December 31, 1996. Pulp sales by volume in the first quarter of 1997 increased by 58.5% compared to the same period in 1996. Improvements in overall demand during the current quarter resulted in some

FORM 10-Q
QUARTERLY REPORT - PAGE 11
pulp producers announcing a price increase in the second quarter. However, there can be no assurance that such an increase can be successfully implemented.

The average net selling price for the Company's paper products decreased, on average, by approximately 20.2% in the first quarter of 1997 from the comparative period in 1996. Prices for all classes of paper also declined in the first quarter of 1997 compared to the fourth quarter of 1996. In contrast, paper sales by volume in the first quarter of 1997 increased by 2.1% compared to the same period in 1996, and increased by 6.4% from the fourth quarter of 1996. Sales of specialty and printing papers, by volume, increased marginally in the first quarter of 1997, compared to the same quarter in 1996, whereas sales volume for packaging papers declined.
Although sales prices for paper products are stabilizing and expected to be firm in the second quarter, there can be no assurance that such prices can be maintained.

On average, the Company's fibre (wood chips and pulpwood) costs for pulp operations decreased by approximately 8.9% in the first quarter of 1997, compared to December 31, 1996 and were down approximately 21.9% in the current quarter, compared to the same period in 1996. Recycled fibre (wastepaper) costs for paper operations decreased by approximately 44.6% in the first quarter of 1997 from the same period in 1996 and were down approximately 24.4% in the current quarter of 1997, compared to December 31, 1996. While fibre costs remained relatively low in the first quarter of 1996, there can be no assurance that they will not escalate in the future.

The Company is currently negotiating new labour agreements with its pulp and paper workers. The Company has agreed to a three percent wage increase with its paper workers effective March 1, 1997 with ongoing negotiations to finalize a new labour agreement. The Company's labour agreement with its pulp workers expires at the end of June 1997. Although the Company cannot predict with any certainty the results of such labour negotiations or provide any assurances, it expects that new labour agreements will eventually be successfully concluded without material work stoppages.

The date by which the Pulp mill must reduce its levels of AOX (adsorbable organic halogen) discharge from 0.6 kilograms per tonne to 0.4 kilograms per tonne has been deferred from January 1, 1998 to January 1, 1999. In addition, the Company's requirement to reduce its levels of COD (chemical oxygen demand) discharge at the Pulp mill to 50 kilograms per tonne has also been postponed from July 1, 1997 to January 1, 1999. The Company has and will continue to modify its wastewater and bleaching facilities at its Pulp mill to meet or exceed these prescribed regulations. Such modifications are also expected to improve the operational efficiency of the Pulp mill and are part of the Company's overall capital investment program for the mill.

Since acquisition, the Company has been implementing operational changes to its operations to improve efficiency, increase export sales to markets outside of Germany and upgrade its product mix. These changes continued in the first quarter of 1997 and resulted in the further elimination of employee positions and downtime at some of the Company's mills. These changes and upgrades to the mills will continue during the balance of 1997.


FORM 10-Q
QUARTERLY REPORT - PAGE 12

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:


                                          As at             As at
                                     March 31, 1997   December 31, 1996
                                     --------------   -----------------
                                             (in thousands)
Financial Position
------------------
Working capital                        $   58,019         $  78,663
Total assets                              254,246           279,839
Long-term government debt                   8,476             9,184
Long-term debt - other                      4,206            19,426
Due to spun-off operations                    364               368
Shareholders' equity                      184,110           194,539

                                       Quarter Ended      Quarter Ended
                                      March 31, 1997     March 31, 1996
                                      --------------     --------------
                                 (in thousands, other than per share amounts)
Cash Flow From Continuing Operations(1)
------------------------------------
Cash flow                              $     (549)        $   4,026
Cash flow per share                    $    (0.04)        $    0.30

---------------------------------
(1) Cash flow from operations before changes in working capital and net purchases of trading securities.

At March 31, 1997, the Company's cash and cash equivalents decreased to $4.0 million, from $12.7 million at March 31, 1996 or from $10.0 million at December 31, 1996. At March 31, 1997, the Company had short-term trading securities, totalling $75.3 million, compared to $83.4 million as at December 31, 1996.

Operating Activities
--------------------

Cash used in operating activities before net purchases of trading securities was $5.1 million in the three months ended March 31, 1997, as compared to $2.7 million in the same period in 1996. Cash flow from operations used cash of $1.7 million in the first quarter of 1997, as compared to $12.0 million for the same period in 1996. During the current period, the reduction of accounts payable and accrued expenses used $7.4 million, and net sales of trading securities provided $3.4 million. Purchases of trading securities consisted primarily of interest bearing investment grade deutschmark and Swiss franc bonds. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

FORM 10-Q
QUARTERLY REPORT - PAGE 13

Investing Activities
--------------------

Investing activities in the first quarter of 1997 used cash of approximately $1.9 million, consisting primarily of capital expenditures for upgrades to the manufacturing plants, compared to $5.3 million in the same period in 1996.

The Company expects capital investments in 1997 to total approximately $10.7 million. Approximately $1.9 million was expended in the first quarter of 1997, compared to $5.4 million in the same period in 1996. These investments are being partially financed through non-refundable grants made available by German federal and state governments to qualifying businesses operating in Germany. These non-refundable grants are not recorded in the income of the Company, but instead reduce the cost base of the assets purchased with the proceeds thereof. Loan guarantees are also available from state governments in Germany for up to 80% of the cost of qualified investments. Such guarantees permit businesses to obtain term loans at below market interest rates. The Company has not yet utilized any such state guarantees.

The Company plans to convert the Pulp mill from the production of sulphite pulp to sulphate (kraft) pulp. The conversion is expected to increase its annual production capacity from 160,000 tonnes to 280,000 tonnes, substantially reduce effluent and sulphur dioxide emissions and reduce energy costs. The estimated cost for the conversion is approximately $325 million, which will be financed through a combination of non-refundable governmental grants of approximately $97.5 million, governmental assistance and guarantees for long-term project financing and cash flow from operations. The Company is finalizing its detailed reviews and anticipates making its formal application for approval of the project in mid 1997. A final decision to proceed with the conversion would be made upon receipt of all necessary environmental and operating permits and approvals which are currently expected to be received at the end of 1997. The Company estimates that its costs in respect of the project in 1997 will be approximately $3.3 million.

Although the Company's plan to convert the Pulp mill to the production of kraft pulp has received favourable support from German governmental and regulatory bodies to date, the same is subject to receiving substantial governmental financial assistance under existing programs and receipt of complex environmental and operating permits. There can be no assurance that current governmental assistance programs will not be amended in the future or that financial assistance will be provided to the Company on terms satisfactory to it, if at all, or that all necessary environmental and operating permits will be received on satisfactory terms, if at all , or in time to permit the Company to proceed with and complete the project as currently planned.

Financing Activities
--------------------

Cash used by financing activities was $2.1 million in the first quarter of 1997, as compared to $1.8 million provided in the same period in 1996. The Company decreased its bank indebtedness by $2.7 million in the first quarter of 1997, as compared to a net increase of $3.2 million in the comparative

FORM 10-Q
QUARTERLY REPORT - PAGE 14
period in 1996. During the first quarter of 1997, the Company received proceeds on the issuance of shares of $0.6 million on the exercise of stock options, compared to expending $1.4 million on repurchases of the Company's shares in the same period in 1996.

The depreciation of the deutschmark against the U.S. dollar in the first quarter of 1997 resulted in an unrealized foreign exchange translation loss of $0.3 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency".

The Company is continuing discussions with third parties to divest certain redundant assets, including a substantial amount of real property which is excess to its requirements. The Company has entered into certain lease arrangements with respect to some of the redundant assets whereby the Company has the right to "put" the assets to the tenant at a prearranged price commencing 1997.

The Company's pulp and paper operations had net operating tax losses of approximately $242.0 million at December 31, 1996, which under German tax laws may be carried forward indefinitely. The Company's tax losses may result in a substantial deferred tax benefit being recognized, which under FASB Statement No. 109, may be reflected as an increase to earnings.

As at March 31, 1997, other than the Company's plan to convert the production of the Pulp mill from sulphite to kraft pulp, the Company had no material commitments to acquire assets or operating businesses. The Company anticipates that there will be acquisitions of businesses or commitments to projects during 1997. To achieve its long-term goals of expanding the asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

Foreign Currency
----------------

Substantially all of the Company's operations are conducted in international markets and therefore its consolidated financial results are subject to foreign currency exchange rate fluctuations. As primarily all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. In the three months ended March 31, 1997, approximately 99% of the Company's revenues were denominated in deutschmarks.

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company. At December 31, 1996, the cumulative foreign exchange translation resulted in a loss of $12.0 million. In the three months ended March 31, 1997, the overall depreciation of the deutschmark against the U.S. dollar

FORM 10-Q
QUARTERLY REPORT - PAGE 15
resulted in a net $15.7 million foreign exchange translation loss and as a result the cumulative foreign exchange translation loss was increased from $12.0 million to $27.7 million at March 31, 1997.

As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations. The period average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                      Period From                Quarter Ended            Quarter Ended
                 March 31 to May 12, 1997        March 31, 1997           March 31, 1996
                 Period End Period Average Period End Period Average Period End Period Average
                 ---------- -------------- ---------- -------------- ---------- --------------
Rate of Exchange
Deutschmark       1.7031       1.7173        1.6672     1.6635         1.4760     1.4785


Based upon the period average exchange rate in the first quarter of 1997, the U.S. dollar increased by approximately 8.1% in value against the deutschmark since December 31, 1996.

Cyclical Nature of Business; Competitive Position
-------------------------------------------------

The pulp and paper business is cyclical in nature and markets for the Company's principal products are affected by fluctuations in supply and demand in each cycle, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to cyclical changes in the industry capacity and in the economy, both of which can have a significant influence on selling prices and the earnings of the Company. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. The competitive position of the Company is influenced by the availability and quality of raw materials (fibre) and its experience in relation to other producers with respect to inflation, energy, labour costs and productivity.
FORM 10-Q
QUARTERLY REPORT - PAGE 16

                             PART II.  OTHER INFORMATION
                                       -----------------

ITEM 1.   LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 2-5.  Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number    Description
      -------   -----------
         27     Article 5 - Financial Data Schedule for 1st Quarter 1997 -
                Form 10-Q.

(b)   Reports on Form 8-K

      None.


























FORM 10-Q
QUARTERLY REPORT - PAGE 17

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MERCER INTERNATIONAL INC.


                                               /s/ Jimmy S.H. Lee
                                               --------------------------
                                               Jimmy S.H. Lee
                                               Chief Executive Officer


Date: May 14, 1997






































FORM 10-Q
QUARTERLY REPORT - PAGE 18

                                   EXHIBIT INDEX

Exhibit
Number   Description
-------- -----------
   27    Article 5 - Financial Data Schedule for 1st Quarter 1997 - Form 10-Q.














































FORM 10-Q
QUARTERLY REPORT - PAGE 19