Form 10-Q
period 1997-06-30
MERCER INTERNATIONAL INC
filed 1997-08-15
CIK 75659

=============================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITES EXCHANGE ACT OF 1934
                 For the transition period from ____ to ____

                        Commission File No.: 000-09409

                         MERCER INTERNATIONAL INC.
            (Exact name of Registrant as specified in its charter)


                 Washington                                 91-6087550
           (State or other jurisdiction                    (I.R.S. Employer
         of incorporation or organization)                Identification No.)
       Brandschenke Str. 64, Zurich, Switzerland               CH 8002
        (Address of principal executive offices)             (Zip Code)

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

The Registrant had 14,908,369 shares of beneficial interest outstanding as at August 11, 1997.


=============================================================================

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

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.         FINANCIAL STATEMENTS




                           MERCER INTERNATIONAL INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997





                                   (Unaudited)


















FORM 10-Q
QUARTERLY REPORT - PAGE 2

                             MERCER INTERNATIONAL INC.

                            CONSOLIDATED BALANCE SHEETS
                     As at June 30, 1997 and December 31, 1996
                                    (Unaudited)
                               (dollars in thousands)

                                                    June 30,     December 31,
                                                      1997           1996
                                                 ------------    ------------
                                    ASSETS
Current Assets
   Cash and cash equivalents                     $      5,709    $     9,967
   Investments                                         65,413         83,359
   Receivables                                         14,346         18,366
   Inventories                                         16,748         20,668
   Other                                                  105            291
                                                 ------------    -----------
                                                      102,321        132,651

Long-Term Assets
   Investments                                          4,068          3,759
   Properties                                         121,184        125,116
   Deferred income tax assets                          16,261         18,313
                                                 ------------    -----------
                                                      141,513        147,188
                                                 ------------    -----------
                                                 $    243,834    $   279,839
                                                 ============    ===========




















 The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 3

                             MERCER INTERNATIONAL INC.

                            CONSOLIDATED BALANCE SHEETS
                     As at June 30, 1997 and December 31, 1996
                                    (Unaudited)
                               (dollars in thousands)

                                                    June 30,     December 31,
                                                      1997           1996
                                                 ------------    ------------

                                LIABILITIES
Current Liabilities
   Accounts payable and accrued expenses         $     35,041    $    45,324
   Notes payable                                        2,720          6,017
   Current portion of long-term debt                   10,041          2,647
                                                 ------------    -----------
                                                       47,802         53,988

Long-Term Liabilities
   Debt                                                13,891         28,610
   Due to spun-off operations                             289            368
   Other                                                2,061          2,334
                                                 ------------    -----------
                                                       16,241         31,312
                                                 ------------    -----------
Total Liabilities                                      64,043         85,300

                             SHAREHOLDERS' EQUITY

Shares of beneficial interest                          87,522         85,965
Cumulative translation adjustment                     (35,704)       (12,014)
Net unrealized loss on investments valuation           (1,710)        (2,250)
Retained earnings                                     129,683        122,838
                                                 ------------    -----------
                                                      179,791        194,539
                                                 ------------    -----------
                                                 $    243,834    $   279,839
                                                 ============    ===========










 The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                              MERCER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      For Six Months Ended June 30, 1997 and 1996
                                    (Unaudited)
                (dollars in thousands, except for earnings per share)

                                                     1997           1996
                                                 ------------   ------------
Revenues
   Sales                                         $     84,719   $     92,313
   Investments                                          5,375          7,237
                                                 ------------   ------------
                                                       90,094         99,550

Expenses
   Cost of sales                                       69,259         75,994
   General and administrative                          12,109         12,788
   Interest expense                                     1,403          1,954
                                                 ------------   ------------
                                                       82,771         90,736
                                                 ------------   ------------

Income from continuing operations
    before income taxes                                 7,323          8,814
Income taxes                                               28             81
                                                 ------------   ------------

Income from continuing operations                       7,295          8,733
Income from spun-off operations                             -            466
                                                 ------------   ------------

Net income                                              7,295          9,199

Retained earnings, beginning of period                122,838        160,956
Dividend                                                 (450)       (54,143)
                                                 ------------   ------------

Retained earnings, end of period                 $    129,683   $    116,012
                                                 ============   ============

Earnings per share
   Income from continuing operations             $       0.49   $       0.65
   Income from spun-off operations                          -           0.03
                                                 ------------   ------------

                                                 $       0.49   $       0.68
                                                 ============   ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                             MERCER INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   For Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)
               (dollars in thousands, except for earnings per share)

                                                     1997           1996
                                                 ------------   ------------


Revenues
   Sales                                         $     42,587   $     44,228
   Investments                                          3,153          5,449
                                                 ------------   ------------
                                                       45,740         49,677

Expenses
   Cost of sales                                       34,791         39,379
   General and administrative                           6,305          6,519
   Interest expense                                       519            895
                                                 ------------   ------------

                                                       41,615         46,793
                                                 ------------   ------------

Income from continuing operations
   before income taxes                                  4,125          2,884
Income taxes                                               14             11
                                                 ------------   ------------

Income from continuing operations                       4,111          2,873
Income from spun-off operations                             -            436
                                                 ------------   ------------

Net income                                              4,111          3,309

Retained earnings, beginning of period                126,022        166,846
Dividend                                                 (450)       (54,143)
                                                 ------------   ------------

Retained earnings, end of period                 $    129,683   $    116,012
                                                 ============   ============

Earnings per share
   Income from continuing operations             $       0.27   $       0.21
   Income from spun-off operations                       -              0.03
                                                 ------------   ------------

                                                 $       0.27   $       0.24
                                                 ============   ============

  The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 6

                             MERCER INTERNATIONAL INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)
                             (dollars in thousands)

                                                      1997           1996
                                                  ------------   ------------

Cash Flows from Continuing Operating Activities:
   Net income from continuing operations          $      7,295  $      8,733
   Adjustments to reconcile net income from
    continuing operations to cash
    from continuing operating activities
      Depreciation and amortization                     (4,015)       (4,337)
      Gain on investments                               (3,984)       (3,975)
                                                  ------------  ------------
                                                          (704)          421
   Changes in current assets and liabilities
      Inventories                                        3,968         6,266
      Receivables                                       (1,497)       (3,283)
      Accounts payable and accrued expenses             (5,030)        6,986
      Other                                                170          (237)
                                                  ------------  ------------
                                                        (3,093)       10,153

   Proceeds from the sales of trading
     securities                                         20,403        24,821
   Purchase of trading securities                       (7,851)      (38,792)
                                                  ------------  ------------
       Net cash provided by (used in)
         operating activities of continuing
         operations                                      9,459        (3,818)

Cash Flows from Investing Activities of
   Continuing Operations:
    Purchase of fixed assets                            (6,036)      (12,844)
    Other                                                   16            25
                                                  ------------  ------------
       Net cash used in investing activities
         of continuing operations                 $     (6,020) $    (12,819)





  The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 7

                              MERCER INTERNATIONAL INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (continued)
                     For Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)
                             (dollars in thousands)

                                                      1997           1996
                                                  ------------  -------------

Cash Flows from Financing Activities of
   Continuing Operations:
    Increase in bank indebtedness                 $      1,782  $      3,776
    Decrease in bank indebtedness                       (8,975)         (150)
    Net proceeds on issuance (cost to repurchase)
       of shares of beneficial interest                    487        (1,391)
    Payment of dividend                                   (450)            -
                                                  ------------  ------------
       Net cash (used in) provided by financing
         activities of continuing operations            (7,156)        2,235

Effect of exchange rate changes on cash and cash
       equivalents                                        (541)         (965)
                                                  ------------  ------------

Net cash used in continuing operations                  (4,258)      (15,367)
Net cash used in spun-off operations                         -        (1,691)
                                                  ------------  ------------

Net decrease in cash and cash equivalents               (4,258)      (17,058)

Cash and cash equivalents, beginning of period           9,967        29,230
                                                  ------------  ------------
Cash and cash equivalents, end of period          $      5,709  $     12,172
                                                  ============  ============














The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 8

                              MERCER INTERNATIONAL INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR SIX MONTHS ENDED JUNE 30, 1997

                                     (Unaudited)


Note 1.    Basis of Presentation
           ---------------------

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

Previously reported financial statements for all periods and certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The Company's interest in the operating results and net assets of MFC Bancorp Ltd. ("MFC") are classified separately within these financial statements as "spun-off operations" and are excluded from amounts for "continuing operations" (see "Note 2. Spun-Off Operations"). In addition, the Company's cash flow statements exclude the activities of MFC. Intercompany transactions with MFC, which were eliminated in previous consolidated financial statements, are now reflected in these financial statements.

Note 2.    Spun-Off Operations
           -------------------

Effective June 3, 1996, the Company completed the spin-off of its financial services segment by distributing a stock dividend (the "Distribution") of shares of MFC as announced on December 28, 1995. The Distribution was recorded as a stock dividend from shareholders' equity at the carrying amount of the net assets of the spun-off operations. As a result, the Company's total assets and shareholders' equity were each reduced by approximately $50.7 million after the Distribution.








FORM 10-Q
QUARTERLY REPORT - PAGE 9

The operations of MFC have been classified separately within the Company's financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations.

Note 3.    Earnings Per Share
           ------------------

Earnings per share is computed on the weighted average number of shares outstanding during the period after considering convertible securities, warrants and options. The weighted average number of shares was 14,961,243 and 13,480,550 for the six months ended June 30, 1997 and 1996, respectively, and 14,991,237 and 13,455,810 for the three months ended June 30, 1997 and 1996, respectively.










































FORM 10-Q
QUARTERLY REPORT - PAGE 10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company headquartered in Zurich, Switzerland and its operations are primarily located in Germany. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds. In June 1996, the Company completed the spin-off of its financial services segment, which has been classified separately within the Company's financial statements as "spun-off operations" and is excluded from the amounts of revenues and expenses of the Company's continuing operations.

The following discussion and analysis of the results of operations and the financial condition of the Company for the six months and quarter ended June 30, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1997
                        ------------------------------

In the first half of 1997, revenues decreased to $90.1 million from $99.6 million in the same period in 1996, primarily as a result of lower pulp and paper prices. As the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar by approximately 9.4% in the first half of 1997 also contributed to lower revenues. See "Foreign Currency".

Pulp and paper costs decreased to $69.3 million in the first half of 1997 from $76.0 million in the same period in 1996, primarily as a result of decreased fibre costs (raw materials). General and administrative expenses decreased to $12.1 million for the six months ended June 30, 1997 from $12.8 million in the same period in 1996. Interest expense decreased to $1.4 million for the six months ended June 30, 1997 from $2.0 million for the comparative period of 1996 as a result of reduced indebtedness.

For the six months ended June 30, 1997, net earnings from continuing operations were $7.3 million or $0.49 per share, compared to $8.7 million or $0.65 per share for the six months ended June 30, 1996.
















FORM 10-Q
QUARTERLY REPORT - PAGE 11

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:

                                         Six Months Ended    Six Months Ended
                                           June 30, 1997      June 30, 1996
                                         ----------------    ----------------
                                                 (dollars in thousands)
SALES BY PRODUCT CLASS
Packaging papers                            $    15,014        $   16,664
Specialty papers                                 14,330            15,510
Printing papers                                  17,867            19,447
Pulp                                             35,782            37,660
Other                                             1,726             3,032
                                            -----------        ----------
Total(1)                                    $    84,719        $   92,313
                                            ===========        ==========

SALES BY GEOGRAPHIC AREA
Germany                                     $    48,061        $   52,781
European Union(2)                                30,133            23,568
Other                                             6,525            15,964
                                            -----------        ----------
Total                                       $    84,719        $   92,313
                                            ===========        ==========
SALES BY VOLUME                                        (tonnes)
Packaging papers                                 55,600            53,630
Specialty papers                                 17,732            14,191
Printing papers                                  26,548            23,310
Pulp                                             81,968            64,985
                                            -----------        ----------
Total                                           181,848           156,116
                                            ===========        ==========

-------------------------------
(1) Excluding intercompany sales.
(2) Not including Germany.

Pulp and paper markets were generally weak in the first half of 1997 and product prices were lower than in the same period in 1996. Sales volumes were 16% higher in the first half of 1997 compared to the same period in 1996 but only partially compensated for the price weakness. See "Cyclical Nature of Business; Competitive Position".

Demand for market pulp improved during the current period and pulp sales by volume in the first half of 1997 increased by 26% compared to the same period in 1996. In the first half of 1997, list prices for pulp were, on average, down approximately 25% from the same period in 1996. Pulp prices stabilized during the second quarter of 1997 and some pulp producers have announced price increases for the third quarter of 1997, although there can be no assurances that such price increases will be achieved.


FORM 10-Q
QUARTERLY REPORT - PAGE 12

The average net selling price for the Company's paper products decreased, on average, by approximately 17% in the first half of 1997 from the comparative period in 1996. Paper sales by volume in the first half of 1997 increased by 9.6%, compared to the same period in 1996.

On average, the Company's fibre (wood chips and pulpwood) costs for pulp operations decreased by approximately 17% in the first half of 1997, compared to the comparative period in 1996. Overall, reduced fibre prices were reflected in lower pulp prices. Recycled fibre (wastepaper) costs for paper operations decreased by approximately 37% in the first half of 1997 compared to the same period in 1996. Fibre costs remained relatively low in the first half of 1997, but there can be no assurance that they will not escalate in the future. During the second quarter of 1997, there were signs of upward pressure for wastepaper and pulpwood.

The date by which the Company's pulp mill (the "Pulp mill") must reduce its levels of AOX (adsorbable organic halogen) discharge from 0.6 kilograms per tonne to 0.4 kilograms per tonne has been deferred from January 1, 1998 to January 1, 1999. In addition, the Company's requirement to reduce its levels of COD (chemical oxygen demand) discharge at the Pulp mill to 50 kilograms per tonne has also been postponed from July 1, 1997 to January 1, 1999. The Company has and will continue to modify its wastewater and bleaching facilities at its Pulp mill to meet or exceed these prescribed regulations. Such modifications are expected to improve the operational efficiency of the Pulp mill and are part of the Company's overall capital investment program for the mill. In July 1997, the Company entered into new long-term five year labour agreements with its unionized pulp workers which provide for, among other things, pay increases of 1.5% in September 1997, 2.0% in January 1998, 1.5% in August 1998, and 2.5% in January 1999 and 2000; a profit sharing plan; and the Company to maintain current employment levels. The agreements establish a wage rate that will be approximately 90% of the union wage rate for pulp workers in western Germany in the year 2000 and will be at par to such rate by the year 2002. In the first half of 1997, the Company provided a 3% pay increase to its unionized paper workers, and subsequently entered into a new labour agreement pursuant to which the Company will maintain current employment levels until the end of this year and provide pay increases of 3% in September 1997 and 2.5% in December 1997.

Since acquisition, the Company has been implementing operational changes to its operations to improve efficiency, increase export sales and upgrade its product mix. These changes have continued in 1997 and resulted in the further elimination of employee positions. Due to the weak margins for paper products and competitive pressures resulting from the small size of the Company's packaging-grade paper machines, the Company is considering various potential alternatives for its paper operations which may result in the reorganization of its paper division. Such reorganization may, among other things, involve changes to the Company's product mix, staffing levels and operations, and divestiture of certain paper mills.







FORM 10-Q
QUARTERLY REPORT - PAGE 13

RESULTS OF OPERATIONS - Quarter Ended June 30, 1997
                        ---------------------------

Revenues in the second quarter of 1997 decreased to $45.7 million from $49.7 million in the comparative quarter of 1996. The decrease in revenues reflects lower pulp and paper prices. The devaluation of the deutschmark against the U.S. dollar in the second quarter of 1997 compared to the second quarter of 1996 also contributed to lower revenues. On average, the deutschmark decreased by approximately 12% in the current period of 1997 from the comparative period of 1996.

Pulp and paper costs and expenses decreased to $34.8 million in the current quarter from $39.4 million in the same period in 1996, primarily as a result of lower fibre costs. General and administrative expenses decreased to $6.3 million in the current quarter from $6.5 million in the same quarter of 1996. Interest expense decreased to $0.5 million in the three months ended June 30, 1997 from $0.9 million in the comparative quarter in 1996 as a result of reduced indebtedness.

Net earnings from continuing operations in the quarter ending June 30, 1997 increased to $4.1 million or $0.27 per share from $2.9 million or $0.21 per share in the same quarter in 1996.

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:


                                          Quarter Ended     Quarter Ended
                                          June 30, 1997     June 30, 1996(1)
                                          -------------     --------------
                                                  (dollars in thousands)
SALES BY PRODUCT CLASS
Packaging papers                           $      8,003      $      6,949
Specialty papers                                  7,414             7,496
Printing papers                                   8,966             9,136
Pulp                                             17,381            19,236
Other                                               823             1,411
                                           ------------      ------------
Total(1)                                   $     42,587      $     44,228
                                           ============      ============

SALES BY GEOGRAPHIC AREA
Germany                                    $     22,796      $     23,617
European Union(2)                                17,353            12,324
Other                                             2,438             8,287
                                           ------------      ------------
Total                                      $     42,587      $     44,228
                                           ============      ============




FORM 10-Q
QUARTERLY REPORT - PAGE 14


                                          Quarter Ended     Quarter Ended
                                          June 30, 1997     June 30, 1996
                                          -------------     -------------
                                                      (tonnes)
SALES BY VOLUME
Packaging papers                                 29,011            24,948
Specialty papers                                  9,273             7,147
Printing papers                                  13,697            12,120
Pulp                                             40,523            38,851
                                          -------------     -------------
Total                                            92,504            83,066
                                          =============     =============
-------------------------------
(1) Excluding intercompany sales.
(2) Not including Germany.

While pulp and paper prices in the second quarter of 1997 were lower than the comparative period of 1996, sales by volume increased by approximately 11%. During the second quarter of 1997, pulp and paper prices stabilized and there was some improvement over the first quarter of 1997. Improvements in demand also resulted in some pulp producers announcing a price increase for the third quarter of 1997, although there can be no assurance that such an increase will be successfully implemented.

In the second quarter of 1997, list prices for pulp were, on average, down approximately 13% from the same period in 1996. On average, the Company's fibre costs for pulp operations were down approximately 11% in the current quarter, compared to the same period in 1996. Pulp sales by volume in the second quarter of 1997 increased by 4.3%, compared to the same period in 1996. Dissolving pulp sales were lower during the current period as a result of weakness in the textile sector and the cessation of operations by one of the Company's major buyers.

The average net selling price for the Company's paper products decreased, on average, by approximately 12% in the second quarter of 1997 from the comparative period in 1996. Although recycled fibre (wastepaper) costs for paper operations decreased by approximately 28% in the second quarter of 1997 from the same period in 1996, they increased by approximately 11% in the current quarter of 1997, compared to the first quarter of 1997. While paper prices appear to be improving, margins will continue to be under pressure as a result of expected increases in fibre costs and the time lag in price increases to the end purchaser. Paper sales by volume in the second quarter of 1997 increased by 17.6%, compared to the same period in 1996.







FORM 10-Q
QUARTERLY REPORT - PAGE 15

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                             As at               As at
                                        June 30, 1997       December 31, 1996
                                        -------------       -----------------
                                                  (in thousands)
FINANCIAL POSITION
Working capital                        $      54,519          $    78,663
Total assets                                 243,834              279,839
Long-term government debt                      8,150                9,184
Long-term debt - other                         5,741               19,426

At June 30, 1997, the Company's cash and cash equivalents decreased to $5.7 million from $12.2 million at June 30, 1996 and from $10.0 million at December 31, 1996. At June 30, 1997, the Company had short-term trading securities totalling $65.4 million, compared to $80.5 million at June 30, 1996 and $83.4 million as at December 31, 1996.

Operating Activities
--------------------

Cash used in operating activities before net purchases of trading securities was $3.1 million in the six months ended June 30, 1997, compared to cash provided of $10.2 million in the same period in 1996. Cash flow from operations provided cash of $9.5 million in the first half of 1997, compared to using cash of $3.8 million for the same period in 1996. During the current period, the reduction of accounts payable and accrued expenses used cash of $5.0 million, and net sales of trading securities provided cash of $12.6 million. In the comparative period of 1996, an increase in accounts payable and accrued expenses provided cash of $7.0 million, and net sales of trading securities used cash of $14.0 million. A reduction in inventories provided cash of $4.0 million in the six months ended June 30, 1997, compared to $6.3 million in the six months ended June 30, 1996. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
--------------------

Investing activities in the first half of 1997 used cash of $6.0 million, consisting primarily of capital expenditures for upgrades to the manufacturing plants, compared to $12.8 million in the same period in 1996.

The Company expects capital investments in 1997 to total approximately $10.7 million. Approximately $6.3 million was expended in the first half of 1997, compared to $13.9 million in the same period in 1996. These investments are being partially financed through non-refundable grants

FORM 10-Q
QUARTERLY REPORT - PAGE 16
made available by German federal and state governments to qualifying businesses operating in Germany. These non-refundable grants are not recorded in the income of the Company, but instead reduce the cost base of the assets purchased with the proceeds thereof. Loan guarantees are also available from state governments in Germany for up to 80% of the cost of qualified investments. Such guarantees permit businesses to obtain term loans at below market interest rates. The Company has not yet utilized any such state guarantees.

The Company is proceeding with its plan to convert the production of the Pulp mill from sulphite pulp to sulphate (kraft) pulp. The conversion is expected to increase its annual production capacity from 160,000 tonnes to 280,000 tonnes, substantially reduce effluent and sulphur dioxide emissions and reduce energy costs. The estimated cost for the conversion is approximately $300 million, which will be financed through a combination of non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and cash flow from operations.

In mid-1997, the Company completed its engineering and related studies and submitted its formal application for project approval and operating permits. In addition, the State of Thuringia pledged grants and subsidies totalling approximately $96 million in support of the project and provided commitments for the additional fibre required by the mill after conversion. The overall financing package, including bank financing, for the conversion is being negotiated. Although the Company's conversion project has and continues to receive favourable support from all applicable governmental agencies, there can be no assurance that current governmental assistance programs will not be amended in the future or that financial assistance will be provided to the Company on terms satisfactory to it, or that all necessary environmental and operating permits will be received on satisfactory terms, or in time to permit the Company to proceed with and complete the project as currently planned. A final decision to proceed with the conversion will be made upon receipt of all necessary environmental and operating permits and approvals, which are expected to be received at the end of 1997 and result in construction commencing in 1998. The Company estimates that its costs in respect of the project in 1997 will be approximately $3.3 million. In addition, the Company is continuing discussions with a strategic investor to acquire a minority participation in the project.

In July 1997, the Company purchased a $3.3 million senior secured convertible debenture from Concert Industries Ltd. ("Concert"), a Canadian manufacturer of air-laid, non-woven paper products. The debenture is due on July 2000, and is convertible into common shares of Concert at a price of $1.65 per share. The Company also entered into an agreement with Concert to acquire, subject to conditions, 3,300,000 units of Concert, each unit consisting of one common share and one share purchase warrant of Concert, for an aggregate purchase price of $5.1 million.

Financing Activities
--------------------

Cash used by financing activities was $7.2 million in the first half of 1997, compared to cash provided of $2.2 million in the same period in 1996. The Company decreased its bank indebtedness by $7.2 million in the first half of 1997, compared to a net increase of $3.6 million in the

FORM 10-Q
QUARTERLY REPORT - PAGE 17
comparative period in 1996. During the first half of 1997, the Company received proceeds on the issuance of shares of $0.5 million, compared to expending $1.4 million on repurchases of the Company's shares in the same period in 1996. During the six months ended June 30, 1997, the Company used $0.5 million to pay a cash dividend to its shareholders.

The depreciation of the deutschmark against the U.S. dollar in the first half of 1997 resulted in an unrealized foreign exchange translation loss of $0.5 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency".

The Company is continuing discussions with third parties to divest certain redundant assets and has entered into lease arrangements with respect to some of the assets whereby the Company has the right to "put" the assets to the tenant at a prearranged price.

The Company's pulp and paper operations had net operating tax losses of approximately $242.0 million at December 31, 1996, which under German tax laws may be carried forward indefinitely. Such tax losses may result in a substantial deferred tax benefit being recognized, which under FASB Statement No. 109, may be reflected as an increase to earnings. The German government has proposed amendments to its tax laws which would limit the amount of tax losses that may be utilized in any one year. Until such amendments are finalized and proclaimed effective, the Company cannot determine with certainty the impact of these proposed changes under FASB Statement No. 109.

The Company is currently in discussions with Bundesanstalt fur Vereignigungsbedingte Sonderaufgaben ("BVS"), the German privatization agency, with respect to certain matters arising from the purchase agreement for the Company's paper operations, including the reversal of accruals established at the time of acquisition by the paper operation for remediation costs and potential reimbursement therefor to BVS. The Company does not believe it is responsible for any such reimbursement obligation under the purchase agreement but can give no assurance that BVS will not seek to make a claim for the same. In the event that BVS were to proceed with and successfully enforce such a claim before the courts, the same could have an adverse effect on the Company's paper operations.

The Company anticipates that there will be additional acquisitions of businesses or commitments to projects during the second half of 1997. To achieve its long-term goal of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

Foreign Currency
----------------

Substantially all of the Company's operations are conducted in international markets and, therefore, its consolidated financial results are subject to foreign currency exchange rate fluctuations. As


FORM 10-Q
QUARTERLY REPORT - PAGE 18
PAGE>     19

primarily all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. In the six months ended June 30, 1997, approximately 99% of the Company's revenues were recorded in deutschmarks.

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company. At December 31, 1996, the cumulative foreign exchange translation resulted in a loss of $12.0 million. In the six months ended June 30, 1997, the overall depreciation of the deutschmark against the U.S. dollar resulted in a net $23.7 million foreign exchange translation loss, and as a result, the cumulative foreign exchange translation loss was increased from $12.0 million at December 31, 1996 to $35.7 million at June 30, 1997.

As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations. The period average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows

                       Period From               Quarter Ended           Quarter Ended
                 June 30 to August 8, 1997       June 30, 1997           June 30, 1996
                 Period End Period Average Period End Period Average Period End Period Average
                 ---------- -------------- ---------- -------------- ---------- --------------
RATE OF EXCHANGE
Deutschmark        1.8466       1.7902        1.7438      1.7079       1.5218        1.5262
</TABLE


Based upon the period average exchange rate in the first half of 1997, the U.S. dollar increased by approximately 9.4% in value against the deutschmark since December 31, 1996.

Cyclical Nature of Business; Competitive Position
--------------------------------------------------

The pulp and paper business is cyclical in nature and markets for the Company's principal products are affected by fluctuations in supply and demand in each cycle, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity and in the economy, both of which can have a significant influence on selling prices and the earnings of the Company. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. The competitive position of the Company is influenced by the availability and quality of raw materials (fibre) and its experience in relation to other producers with respect to inflation, energy, labour costs and productivity.



FORM 10-Q
QUARTERLY REPORT - PAGE 19

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 27, 1997 (the
"Meeting").  At the Meeting, the following matters were voted upon:

1. Michel Arnulphy was elected a Class III trustee of the Company for a three year term, as follows:



                                                           Abstentions and
                         Votes FOR      Votes WITHHELD     Broker Non-Votes
                         ---------      --------------     ----------------
Michel Arnulphy          5,836,077          27,970                -

2. An amendment to the Company's Non-Qualified Stock Option Plan to increase the number of shares available for issuance thereunder from 1,100,000 to 2,000,000 shares was approved as follows:


                                                          Abstentions and
                         Votes FOR      Votes AGAINST     Broker Non-Votes
                         ---------      -------------     ----------------
Amend Non-Qualified
Stock Option Plan        5,131,466         732,581               -

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number         Description
     -------        -----------
     10.1  Amended and Restated Non-Qualified Stock Option Plan.

     27    Article 5 - Financial Data Schedule for 2nd Quarter 1997 -
                       Form 10-Q.


FORM 10-Q
QUARTERLY REPORT - PAGE 20

(b)        Reports on Form 8-K

None.



















































FORM 10-Q
QUARTERLY REPORT - PAGE 21

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 1997             MERCER INTERNATIONAL INC.

                                    By:    /s/ Maarten Reidel
                                       -------------------------------------
                                       Maarten Reidel
                                       Secretary and Chief Financial Officer










































FORM 10-Q
QUARTERLY REPORT - PAGE 22

                              EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------
  10.1  Amended and Restated Non-Qualified Stock Option Plan

   27   Article 5 - Financial Data Schedule for 2nd Quarter 1997 - Form 10-Q.