Form 10-Q
period 1997-09-30
MERCER INTERNATIONAL INC
filed 1997-11-14
CIK 75659

=============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

    Burglistrasse 6, Zurich, Switzerland                    CH 8002
  (Address of principal executive offices)                 (Zip Code)

                                41(1) 201 7710
              (Registrant's telephone number, including area code)

                 Brandschenke Str. 64, Zurich, Switzerland
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X                   NO
                           -----                      -----

The Registrant had 14,924,222 shares of beneficial interest outstanding as at November 10, 1997.

=============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in general economic and business conditions, cyclical changes in supply and demand for pulp and paper products, government regulations, the ability of management to execute its business plan, product prices, interest rates, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                      PART I.  FINANCIAL INFORMATION
                               ---------------------

ITEM 1.    FINANCIAL STATEMENTS


                          MERCER INTERNATIONAL INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997





                                (Unaudited)















FORM 10-Q
QUARTERLY REPORT - PAGE 2

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                As at September 30, 1997 and December 31, 1996
                                  (Unaudited)
                            (dollars in thousands)


                                                September 30,   December 31,
                                                    1997           1996
                                                -------------   ------------

                                    ASSETS

Current Assets
   Cash and cash equivalents                      $     5,109    $     9,967
   Investments                                         67,292         83,359
   Receivables                                         16,391         18,366
   Inventories                                         14,957         20,668
   Other                                                  259            291
                                                  -----------    -----------
                                                      104,008        132,651

Long-Term Assets
   Investments                                          4,245          3,759
   Properties                                         121,095        125,116
   Deferred income tax assets                          16,059         18,313
                                                  -----------    -----------
                                                      141,399        147,188
                                                  -----------    -----------
                                                  $   245,407    $   279,839
                                                  ===========    ===========



















  The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 3

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                As at September 30, 1997 and December 31, 1996
                                  (Unaudited)
                            (dollars in thousands)

                                                 September 30,  December 31,
                                                     1997          1996
                                                 -------------  ------------

                                  LIABILITIES

Current Liabilities
   Accounts payable and accrued expenses           $    36,800   $    45,324
   Notes payable                                         3,058         6,017
   Current portion of long-term debt                     6,827         2,647
                                                   -----------   -----------
                                                        46,685        53,988

Long-Term Liabilities
   Debt                                                 14,259        28,610
   Due to spun-off operations                               58           368
   Other                                                 2,034         2,334
                                                   -----------   -----------
                                                        16,351        31,312
                                                   -----------   -----------

Total Liabilities                                       63,036        85,300

                            SHAREHOLDERS' EQUITY

Shares of beneficial interest                           87,672        85,965
Cumulative translation adjustment                      (38,220)      (12,014)
Net unrealized loss on investments valuation            (1,518)       (2,250)
Retained earnings                                      134,437       122,838
                                                   -----------   -----------
                                                       182,371       194,539
                                                   -----------   -----------
                                                   $   245,407   $   279,839
                                                   ===========   ===========










  The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 4

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              For Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)
            (dollars in thousands, except for earnings per share)


                                                       1997          1996
                                                   -----------   -----------

Revenues
   Sales                                           $   130,234   $   136,488
   Investments                                           8,166         9,978
                                                   -----------   -----------
                                                       138,400       146,466

Expenses
   Cost of sales                                       106,587       112,298
   General and administrative                           17,574        19,286
   Interest expense                                      2,149         2,899
                                                   -----------   -----------
                                                       126,310       134,483
                                                   -----------   -----------

Income from continuing operations
   before income taxes                                  12,090        11,983
Income taxes                                                41           110
                                                   -----------   -----------

Income from continuing operations                       12,049        11,873
Income from spun-off operations                              -           466
                                                   -----------   -----------

Net income                                              12,049        12,339

Retained earnings, beginning of period                 122,838       160,956
Dividend                                                  (450)      (54,143)
                                                   -----------   -----------

Retained earnings, end of period                   $   134,437   $   119,152
                                                   ===========   ===========

Earnings per share
   Income from continuing operations               $      0.80   $      0.87
   Income from spun-off operations                           -          0.03
                                                   -----------   -----------
                                                   $      0.80   $      0.90
                                                   ===========   ===========



  The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 5

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              For Three Months Ended September 30, 1997 and 1996
                                 (Unaudited)
             (dollars in thousands, except for earnings per share)

                                                       1997          1996
                                                   -----------   -----------
Revenues
   Sales                                           $    45,515   $    44,175
   Investments                                           2,791         2,741
                                                   -----------   -----------
                                                        48,306        46,916

Expenses
   Cost of sales                                        37,328        36,304
   General and administrative                            5,465         6,498
   Interest expense                                        746           945
                                                   -----------   -----------
                                                        43,539        43,747
                                                   -----------   -----------

Income from continuing operations
   before income taxes                                   4,767         3,169
Income taxes                                                13            29
                                                   -----------   -----------

Net income                                               4,754         3,140

Retained earnings, beginning of period                 129,683       116,012
                                                   -----------   -----------

Retained earnings, end of period                   $   134,437   $   119,152
                                                   ===========   ===========

Earnings per share                                 $      0.31   $      0.23
                                                   ===========   ===========














  The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 6

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For Nine Months Ended September 30, 1997 and 1996
                                 (Unaudited)
                            (dollars in thousands)

                                                       1997          1996
                                                   -----------   -----------

Cash Flows from Continuing Operating Activities:
   Net income from continuing operations           $    12,049   $    11,873
   Adjustments to reconcile net income from
    continuing operations to cash
      Depreciation and amortization                     (2,790)       (6,363)
      Gain on investments                               (6,169)       (5,926)
                                                   -----------   -----------
                                                         3,090          (416)

   Changes in current assets and liabilities
      Inventories                                        3,118         5,346
      Receivables                                       (2,319)          947
      Accounts payable and accrued expenses             (6,314)        6,844
      Other                                                112           492
                                                   -----------   -----------
                                                        (2,313)       13,213

   Proceeds from the sales of trading securities        34,529        24,676
   Purchase of trading securities                      (25,688)      (40,091)
                                                   -----------   -----------
       Net cash provided by (used in) operating
         activities of continuing operations             6,528        (2,202)

Cash Flows from Investing Activities of Continuing
 Operations:
   Proceeds from sales of available-for-sale
     securities                                              -         1,942
   Purchase of fixed assets                             (8,496)      (16,124)
   Other                                                    26            32
                                                   -----------   -----------
       Net cash used in investing activities
         of continuing operations                  $    (8,470)  $   (14,150)










  The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 7

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)
               For Nine Months Ended September 30, 1997 and 1996
                                 (Unaudited)
                            (dollars in thousands)

                                                        1997          1996
                                                   -----------   -----------

Cash Flows from Financing Activities of Continuing
 Operations:
  Increase in bank indebtedness                    $     6,471   $     6,134
  Decrease in bank indebtedness                         (8,854)         (150)
  Net proceeds on issuance (cost to repurchase)
      of shares of beneficial interest                     487        (1,070)
  Payment of dividend                                     (450)            -
                                                   -----------   -----------
    Net cash (used in) provided by financing
        activities of continuing operations             (2,346)        4,914

Effect of exchange rate changes on cash and cash
 equivalents                                              (570)       (1,041)
                                                   -----------   -----------

Net cash used in continuing operations                  (4,858)      (12,479)
Net cash used in (provided by) spun-off operations           -        (1,472)
                                                   -----------   -----------

Net decrease in cash and cash equivalents               (4,858)      (13,951)

Cash and cash equivalents, beginning of period           9,967        29,230
                                                   -----------   -----------
Cash and cash equivalents, end of period           $     5,109   $    15,279
                                                   ===========   ===========
















  The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 8

                           MERCER INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR NINE MONTHS ENDED SEPTEMBER 30, 1997

                                 (Unaudited)


Note 1.    Basis of Presentation
           ---------------------

The consolidated financial statements include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim period statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-
K. In the opinion of the Company, its unaudited interim consolidated financial statements contain all adjustments necessary in order to present a fair statement of the results of the interim periods presented.

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

Note 3.    Earnings Per Share
           ------------------

Earnings per share is computed on the weighted average number of shares outstanding during the period after considering convertible securities, warrants and options. The weighted average number of shares was 15,069,200 and 13,629,664 for the nine months ended September 30, 1997 and 1996, respectively, and 15,093,523 and 13,922,180 for the three months ended September 30, 1997 and 1996, respectively.









































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

The following discussion and analysis of the results of operations and the financial condition of the Company for the nine months and quarter ended September 30, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1997
                        ------------------------------------

In the first nine months of 1997, revenues decreased to $138.4 million from $146.5 million in the same period in 1996, primarily as a result of lower pulp and paper prices. As the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar by approximately 12.0% in the first nine months of 1997 also contributed to lower revenues. See "Foreign Currency".

Pulp and paper costs decreased to $106.6 million in the first nine months of 1997 from $112.3 million in the same period in 1996, primarily as a result of decreased fibre costs (raw materials). General and administrative expenses decreased to $17.6 million for the nine months ended September 30, 1997 from $19.3 million in the same period in 1996. Interest expense decreased to $2.1 million for the nine months ended September 30, 1997 from $2.9 million for the comparative period of 1996 as a result of reduced indebtedness.

For the nine months ended September 30, 1997, net earnings from continuing operations were $12.0 million or $0.80 per share, compared to $11.9 million or $0.87 per share for the nine months ended September 30, 1996.















FORM 10-Q
QUARTERLY REPORT - PAGE 11

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:

                                      Nine Months Ended    Nine Months Ended
                                      September 30, 1997   September 30, 1996
                                      ------------------   ------------------
                                               (dollars in thousands)
Sales by Product Class
----------------------
Packaging papers                          $    22,483        $   25,672
Specialty papers                               21,419            21,638
Printing papers                                26,744            27,891
Pulp                                           56,706            57,152
Other                                           2,882             4,135
                                          -----------        ----------
Total(1)                                  $   130,234        $  136,488
                                          ===========        ==========

Sales by Geographic Area
------------------------
Germany                                   $    71,125        $   78,311
European Union(2)                              46,933            38,052
Other                                          12,176            20,125
                                          -----------        ----------
Total                                     $   130,234        $  136,488
                                          ===========        ==========

Sales by Volume                                      (tonnes)
---------------
Packaging papers                               84,099            83,332
Specialty papers                               27,092            20,303
Printing papers                                40,647            34,477
Pulp                                          125,571           101,183
                                          -----------        ----------
Total                                         277,409           239,295
                                          ===========        ==========
-----------------------------------
(1) Excluding intercompany sales.
(2) Not including Germany.

Pulp and paper markets were generally weak in the first nine months of 1997 and product prices were lower than in the same period in 1996. Sales volumes were 16% higher in the first nine months of 1997, compared to the same period in 1996, but only partially compensated for the price weakness. See "Cyclical Nature of Business; Competitive Position".

Demand for market pulp improved during the current period and pulp sales by volume in the first nine months of 1997 increased by 24% compared to the same period in 1996. In the first nine months of 1997, list prices for pulp were, on average, down approximately 20% from the same period in 1996. Pulp prices stabilized during the third quarter of 1997 and were 12% higher than in the second quarter of 1997. In addition, some pulp producers have announced price increases for

FORM 10-Q
QUARTERLY REPORT - PAGE 12
the fourth quarter of 1997, although there can be no assurances that such price increases will be achieved.

The average net selling price for the Company's paper products decreased, on average, by approximately 14% in the first nine months of 1997 from the comparative period in 1996. Paper sales by volume in the first nine months of 1997 increased by 10%, compared to the same period in 1996. Improvements in paper markets were primarily for speciality and printing papers. The markets and prices for packaging papers continued to be generally weak. As a result, the Company, in conjunction with its plan to convert its pulp mill (the "Pulp mill") to produce kraft pulp, also intends to review its other product lines, including commodity grade packaging papers. See "Liquidity and Capital Resources - Investing Activities".

On average, the Company's fibre (wood chips and pulpwood) costs for pulp operations decreased by approximately 12% in the first nine months of 1997, compared to the comparative period in 1996. Overall, reduced fibre prices were reflected in lower pulp prices. Recycled fibre (wastepaper) costs for paper operations decreased by approximately 33% in the first nine months of 1997, compared to the same period in 1996. Fibre costs remained relatively low in the first nine months of 1997, but there can be no assurance that they will not escalate in the future. During the third quarter of 1997, there were signs of upward pressure for wastepaper and pulpwood.

Since acquisition, the Company has been implementing operational changes to its operations to improve efficiency, increase export sales and upgrade its product mix. These changes have continued in 1997 and resulted in the further elimination of employee positions . In conjunction with its conversion of the Pulp mill, and due to the weak margins for packaging paper products and competitive pressures resulting from the small size of the Company's packaging-grade paper machines, the Company is reviewing various potential alternatives with respect to its paper operations which may include, among other things, the divestiture of certain of its paper mills. See "Liquidity and Capital Resources - Investing Activities".

RESULTS OF OPERATIONS - Quarter Ended September 30, 1997
                        --------------------------------

Revenues in the third quarter of 1997 increased to $48.3 million from $46.9 million in the comparative quarter of 1996. The increase in revenues reflects higher pulp and paper sales volumes. The devaluation of the deutschmark against the U.S. dollar in the third quarter of 1997, compared to the third quarter of 1996, contributed to lower revenues and expenses during the period. On average, the deutschmark decreased by approximately 21% in the current period of 1997 from the comparative period of 1996.

Pulp and paper costs and expenses increased to $37.3 million in the current quarter from $36.3 million in the same period in 1996. General and administrative expenses decreased to $5.5 million in the current quarter from $6.5 million in the same quarter of 1996. Interest expense decreased to




FORM 10-Q
QUARTERLY REPORT - PAGE 13

$0.7 million in the three months ended September 30, 1997 from $0.9 million in the comparative quarter in 1996 as a result of reduced indebtedness.

Net earnings in the quarter ended September 30, 1997 increased to $4.8 million or $0.31 per share from $3.1 million or $0.23 per share in the same quarter in 1996.

The distribution of the Company's sales by product class, geographic area and volume is set out in the following table for the periods indicated:


                                        Quarter Ended        Quarter Ended
                                      September 30, 1997   September 30, 1996
                                      ------------------   ------------------
                                              (dollars in thousands)

Sales by Product Class
----------------------
Packaging papers                        $        7,469       $       9,008
Specialty papers                                 7,089               6,128
Printing papers                                  8,877               8,444
Pulp                                            20,924              19,492
Other                                            1,156               1,103
                                        --------------       -------------
Total(1)                                $       45,515       $      44,175
                                        ==============       =============

Sales by Geographic Area
------------------------
Germany                                 $       23,064       $      25,530
European Union(2)                               16,800              14,484
Other                                            5,651               4,161
                                        --------------       -------------
Total                                   $       45,515       $      44,175
                                        ==============       =============

                                        Quarter Ended        Quarter Ended
                                      September 30, 1997   September 30, 1996
                                      ------------------   ------------------
                                                     (tonnes)
Sales by Volume
---------------
Packaging papers                                28,499              29,702
Specialty papers                                 9,360               6,112
Printing papers                                 14,099              11,167
Pulp                                            43,603              36,198
                                        --------------        ------------
Total                                           95,561              83,179
                                        ==============        ============
-----------------------------------
(1) Excluding intercompany sales.
(2) Not including Germany.

While pulp and paper prices in the third quarter of 1997 were lower than the comparative period of 1996, sales by volume increased by approximately 15%. During the third quarter of 1997, pulp and paper prices remained stable and there was some improvement over the second quarter of 1997.

FORM 10-Q
QUARTERLY REPORT - PAGE 14

In the third quarter of 1997, list prices for pulp were, on average, down approximately 11% from the same period in 1996. On average, the Company's fibre costs for pulp operations were up approximately 1% in the current quarter, compared to the same period in 1996. Pulp sales by volume in the third quarter of 1997 increased by 20%, compared to the same period in 1996. Dissolving pulp sales were lower during the current period as a result of weakness in the textile sector and the cessation of operations by one of the Company's major buyers.

The average net selling price for the Company's paper products decreased, on average, by approximately 11% in the third quarter of 1997 from the comparative period in 1996. Although recycled fibre (wastepaper) costs for paper operations decreased by approximately 25% in the third quarter of 1997 from the same period in 1996, they increased marginally in the current quarter of 1997, compared to the second quarter of 1997. While paper prices appear to be improving, margins will continue to be under pressure as a result of expected increases in fibre costs and the time lag in price increases to the end purchaser. Paper sales by volume in the third quarter of 1997 increased by 11%, compared to the same period in 1996. Improvements in paper markets were primarily for speciality and printing papers, and prices and markets for packaging papers remained weak. See "Liquidity and Capital Resources - Investing Activities".

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                            As at                As at
                                      September 30, 1997    December 31, 1996
                                      ------------------    -----------------
                                                   (in thousands)
Financial Position
------------------
Working capital                        $     57,323            $   78,663
Total assets                                245,407               279,839
Long-term government debt                     7,997                 9,184
Long-term debt - other                        6,262                19,426

At September 30, 1997, the Company's cash and cash equivalents decreased to $5.1 million from $15.3 million at September 30, 1996 and from $10.0 million at December 31, 1996. At September 30, 1997, the Company had short-term trading securities totalling $67.3 million, compared to $78.3 million at September 30, 1996 and $83.4 million as at December 31, 1996.

Operating Activities
--------------------

Cash used in operating activities before net purchases of trading securities was $2.3 million in the nine months ended September 30, 1997, compared to cash provided of $13.2 million in the same period in 1996. Cash flow from operations provided cash of $6.5 million in the first nine months of 1997, compared to using cash of $2.2 million for the same period in 1996. During the current

FORM 10-Q
QUARTERLY REPORT - PAGE 15
period, the reduction of accounts payable and accrued expenses used cash of $6.3 million, and net sales of trading securities provided cash of $8.8 million. In the comparative period of 1996, an increase in accounts payable and accrued expenses provided cash of $6.8 million, and net purchases of trading securities used cash of $15.4 million. A reduction in inventories provided cash of $3.1 million in the nine months ended September 30, 1997, compared to $5.3 million in the nine months ended September 30, 1996. In the current period of 1997, an increase in receivables used cash of $2.3 million, compared to a decrease in receivables providing cash of $0.9 million in the comparative period of 1996. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
--------------------

Investing activities in the first nine months of 1997 used cash of $8.5 million, consisting primarily of capital expenditures for upgrades to the manufacturing plants, compared to $14.2 million in the same period in 1996.

The Company expects capital investments in 1997 to total approximately $10.7 million. Approximately $8.9 million was expended therefor in the first nine months of 1997, compared to $18.8 million in the same period in 1996. These investments are being partially financed through non-refundable grants made available by German federal and state governments to qualifying businesses operating in Germany. These non-refundable grants are not recorded in the income of the Company, but instead reduce the cost base of the assets purchased with the proceeds thereof. Loan guarantees are also available from state governments in Germany for up to 80% of the cost of qualified investments. Such guarantees permit businesses to obtain term loans at below market interest rates. The Company has not yet utilized any such state guarantees.

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

In mid-1997, the Company completed its engineering and related studies and submitted its formal application for project approval and operating permits. In addition, the State of Thuringia pledged grants and subsidies totalling approximately $96 million in support of the project and provided commitments for the additional fibre required by the mill after conversion. The overall financing package, including bank financing, for the conversion is being negotiated. Although the Company's conversion project has and continues to receive favourable support from all applicable governmental agencies, there can be no assurance that current governmental assistance programs will not be amended in the future or that financial assistance will be provided to the Company on terms satisfactory to it, or that all necessary environmental and operating permits will be received on

FORM 10-Q
QUARTERLY REPORT - PAGE 16
satisfactory terms, or in time to permit the Company to proceed with and complete the project as currently planned. A final decision to proceed with the conversion will be made upon receipt of all necessary environmental and operating permits and approvals, which are now expected to be received in early 1998. The Company estimates that its costs in respect of the project in 1997 will be approximately $4.5 million. In addition, the Company is continuing discussions with a strategic investor to acquire a minority participation in the project.

In conjunction with the aforesaid conversion of the Pulp mill to produce kraft pulp, the Company also intends to review its product lines, including commodity grade packaging papers, in order to streamline operations and focus upon higher margin grades, options for forward integration, capacity upgrades and the modernization of its packaging paper mills. The Company's results for packaging grade commodity papers have been generally weak in 1997 and performance has been hindered by, among other things, limited demand as a result of soft economic conditions in Europe, market over-supply and operational limitations resulting from small capacities and the current trim width of the Company's packaging paper machines. Such a review could result in the Company pursuing initiatives with both BVS (as defined below) and the State of Saxony in Germany to enhance the performance of such mills. There can be no assurance that, after completing its review and pursuing such initiatives to enhance the performance of its commodity grade packaging paper results, the Company may not divest such mills by sale or other disposition or discontinuance. Any such divestment may result in the Company taking restructuring charges relating thereto for, among other things, severance costs, write-downs, the loss from the disposal of fixed assets and other related charges. The amount of such charges, if any, are not determinable at this time but may, if incurred or taken, have a material effect on the Company's financial and other results.

In July 1997, the Company purchased a $3.3 million senior secured convertible debenture from Concert Industries Ltd. ("Concert"), a Canadian manufacturer of air-laid, non-woven paper products. The debenture is due in July 2000, and is convertible into common shares of Concert at a price of $1.65 per share. The Company also entered into an agreement (the "Concert Purchase Agreement") with Concert to acquire, subject to conditions which were not satisfied, 3,300,000 units of Concert, each unit consisting of one common share and one share purchase warrant of Concert, for an aggregate purchase price of $5.1 million. The Concert Purchase Agreement expired by its terms.

Financing Activities
--------------------

Cash used by financing activities was $2.3 million in the first nine months of 1997, compared to cash provided of $4.9 million in the same period in 1996. The Company decreased its bank indebtedness by $2.4 million in the first nine months of 1997, compared to a net increase of $6.0 million in the comparative period in 1996. During the first nine months of 1997, the Company received proceeds on the issuance of shares of $0.5 million, compared to expending $1.1 million on repurchases of the Company's shares in the same period in 1996. During the nine months ended September 30, 1997, the Company used $0.5 million to pay a cash dividend to its shareholders.

The depreciation of the deutschmark against the U.S. dollar in the first nine months of 1997 resulted in an unrealized foreign exchange translation loss of $0.6 million on cash and cash equivalents,

FORM 10-Q
QUARTERLY REPORT - PAGE 17
which is part of the cumulative translation adjustment of $38.2 million included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency".

The Company's pulp and paper operations had net operating tax losses of approximately $242.0 million at December 31, 1996, which under German tax laws may be carried forward indefinitely. Such tax losses may result in a substantial deferred tax benefit being recognized which, under FASB Statement No. 109, may be reflected as an increase to earnings. The German government has proposed amendments to its tax laws which would limit the amount of tax losses that may be utilized in any one year. Until such amendments are finalized and proclaimed effective, the Company cannot determine with certainty the impact of these proposed changes under FASB Statement No. 109. The Company is currently in discussions with Bundesanstalt fur Vereignigungsbedingte Sonderaufgaben ("BVS"), the German privatization agency, with respect to certain matters arising from the purchase agreement for the Company's paper operations, including the reversal of accruals established at the time of acquisition by the paper operation for effluent costs and potential reimbursement therefor to BVS. The Company does not believe it is responsible for any such reimbursement obligation under the purchase agreement but can give no assurance that BVS will not seek to make a claim for the same. In the event that BVS were to proceed with and successfully enforce such a claim before the courts, the same could have an adverse effect on the Company's paper operations. In addition, in the current period, BVS commenced action to recover approximately $1.0 million in periodic interest and principal payments due from the Company's paper operations. The Company has fully provided for the claim and is reviewing various options for its packaging paper operations, including pursuing initiatives with BVS to enhance their performance, which may include revising the terms of the government assistance relating to the Company's Trebsen mill.

The Company anticipates that there will be additional acquisitions of businesses or commitments to projects during the remainder of 1997. To achieve its long-term goal of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

Foreign Currency
----------------

Substantially all of the Company's operations are conducted in international markets and, therefore, its consolidated financial results are subject to foreign currency exchange rate fluctuations. As primarily all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. In the nine months ended September 30, 1997, approximately 99% of the Company's revenues were recorded in deutschmarks.

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders'


FORM 10-Q
QUARTERLY REPORT - PAGE 18
equity on the balance sheet and do not affect the net earnings of the Company. At December 31, 1996, the cumulative foreign exchange translation resulted in a loss of $12.0 million. In the nine months ended September 30, 1997, the overall depreciation of the deutschmark against the U.S. dollar resulted in a net $26.2 million foreign exchange translation loss, and as a result, the cumulative foreign exchange translation loss was increased from $12.0 million at December 31, 1996 to $38.2 million at September 30, 1997.

As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations. The period average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:



                             Period From                 Quarter Ended              Quarter Ended
                       Sept. 30 to Nov. 10 , 1997      September 30, 1997         September 30, 1996
                       Period End  Period Average  Period End  Period Average  Period End  Period Average
                       ----------  --------------  ----------  --------------  ----------  --------------
Rate of Exchange
Deutschmark              1.7077        1.7160        1.7670        1.7241        1.5268        1.4999

</TABLE


Based upon the period average exchange rate in the first nine months of 1997, the U.S. dollar increased by approximately 12.0% in value against the deutschmark since December 31, 1996.

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

FORM 10-Q
QUARTERLY REPORT - PAGE 19


                       PART II.  OTHER INFORMATION
                                 -----------------

ITEM 1.    LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business, including a claim by BVS. See "Liquidity and Capital Resources - Financing
Activities". The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 1997, the Company issued, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") and the rules promulgated thereunder, as transactions not involving a public offering under section 3(a)(9) of the Securities Act, 4,853 shares of beneficial interest as payment in kind for interest obligations due on September 30, 1997 under the Corporation's bonds, and under section 4(2) of the Securities Act, 11,000 shares of beneficial interest as payment in kind for investment banking fees owing by the Company to MFC Merchant Bank S.A. in connection with the Company's transactions with Concert.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number         Description
     -------        -----------

     27             Article 5 - Financial Data Schedule for the 3rd Quarter 1997
                                Form 10-Q.

(b)  Reports on Form 8-K

None.


























FORM 10-Q
QUARTERLY REPORT - PAGE 20


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1997           MERCER INTERNATIONAL INC.

                                    By:  /s/ Maarten Reidel
                                         ----------------------------
                                         Maarten Reidel
                                         Secretary and Chief Financial Officer









































FORM 10-Q
QUARTERLY REPORT - PAGE 21


                               EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------

 27         Article 5 - Financial Data Schedule for the 3rd Quarter 1997 Form
                        10-Q.



