Form 10-K405
period 1997-12-31
MERCER INTERNATIONAL INC
filed 1998-03-31
CIK 75659

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

                For the fiscal year ended December 31, 1997, or

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
        State or other jurisdiction                   IRS Employer Identification No.
      of incorporation or organization

                   BURGLISTRASSE 6, ZURICH, SWITZERLAND, 8002
             Address of principal executive office        Zip Code

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 27, 1998 was approximately $147,856,040. The last reported sale price of the common shares of beneficial interest on the NASDAQ Stock Market's National Market on March 27, 1998 was $9.75 per share.

     As of March 27, 1998, the Registrant had 15,178,722 common shares of beneficial interest, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 1998 is incorporated by reference in Part III hereof. Certain exhibits in
Part IV of this Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   BUSINESS....................................................    4
          The Company.................................................    4
          Products....................................................    5
          Sales, Marketing and Distribution...........................    5
          Fibre.......................................................    7
          Capital Expenditures and Government Financing...............    7
          Pulp Mill Conversion Project................................    9
          Environmental...............................................   10
          Human Resources.............................................   10
          Acquisitions................................................   11
Item 2.   PROPERTIES..................................................   12
Item 3.   LEGAL PROCEEDINGS...........................................   12
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
                                  PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................   13
Item 6.   SELECTED FINANCIAL DATA.....................................   14
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION........................   14
          Results of Operations.......................................   15
            Year Ended December 31, 1997 Compared to the Year Ended
               December 31, 1996......................................   15
            Year Ended December 31, 1996 Compared to the Year Ended
               December 31, 1995......................................   16
          Liquidity and Capital Resources.............................   18
            Operating Activities......................................   18
            Investing Activities......................................   18
            Financing Activities......................................   19
          Foreign Currency............................................   20
          Cyclical Nature of Business; Competitive Position...........   20
          Year 2000...................................................   21
          European Economic and Monetary Union........................   21
          Conversion Project Uncertainties............................   21
          Inflation...................................................   22
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   22
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.......................   22
                                  PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   22
Item 11.  EXECUTIVE COMPENSATION......................................   22
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................   22
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   22
                                  PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K...............................................   23
          Financial Statements........................................   25
          Supplementary Financial Information.........................   42
          SIGNATURES..................................................   43

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in general economic and business conditions, cyclical changes in supply and demand for pulp and paper products, governmental regulations, the ability of management to execute its business plan, product prices, interest rates, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

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

     Mercer is a pulp and paper company headquartered in Zurich, Switzerland, with operations primarily located in Germany. The Company's pulp operations are conducted through Spezialpapierfabrik Blankenstein GmbH, formerly called "Zellstoff-und Papierfabrik Rosenthal GmbH", and its affiliates ("SPB") and its paper operations are conducted through Dresden Papier AG ("DPAG"), all of which are wholly-owned subsidiaries of Mercer. The Company previously also operated in the financial services segment until June 1996, when it completed the spin-off of its financial services business to its shareholders by way of a special dividend.

     The Company currently employs 856 people and its manufacturing plants consist of five paper mills (the "Paper mills") and a pulp mill (the "Pulp mill") with aggregate annual production capacities of approximately 220,000 tonnes and 160,000 tonnes, respectively. The Paper mills produce three primary classes of paper products, being packaging, printing and specialty, and the Pulp mill produces sulphite pulp. The Company is proceeding with its plan to convert the Pulp mill to produce kraft (sulphate) pulp, which is expected to be completed at or about the end of 1999. See "Business -- Pulp Mill Conversion Project".

     During the last four and a half years, the Company has implemented operational changes and plant upgrades to improve efficiency, reduce effluent discharges and emissions and modernize its manufacturing plants. In aggregate, the Company has expended approximately $104.1 million on capital investments at the Company's mills, of which $29.7 million was financed through non-refundable government grants.

     The Company is now embarking on a strategy of focusing on its core operations and monetizing its assets that either are not part of such core operations or do not provide the desired level of return. In accordance with this strategy, the Company has taken a special charge of $48.5 million in the fourth quarter of 1997. This charge relates to the limited service life of various assets due to the conversion of the Pulp mill to produce kraft pulp, severance and related costs, the write-down of specific capital assets to their estimated realizable value and a decrease in the deferred income tax asset. The restructuring will enable the Company to concentrate its management and financial resources on its core pulp and paper operations and pursue new opportunities in same or related industries.

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

PAPER PRODUCT CLASS              MILL                                PRODUCT DESCRIPTION
-------------------              ----                                -------------------
Packaging Paper................  Greiz and Trebsen                   Corrugated medium and testliner used in
                                                                     the production of boxes and corrugated
                                                                     shipping containers.

Specialty Paper................  Heidenau and Fahrbrucke             Greaseproof paper and coated and
                                                                     uncoated wallpaper.

Printing Paper.................  Hainsberg and Fahrbrucke            Recycled and woodfree printing and
                                                                     writing.


     Pulp is generally classified according to fibre type, the process used and the degree to which it is bleached. The sulphite pulp produced by the Pulp mill is a chemical wood pulp manufactured by a magnesium bisulphite acid cooking process. The majority of the production of the mill is used to make paper grade pulp. The dissolving sulphite pulp produced by the mill is a specialty pulp used in the production of synthetic textile fibre such as viscose staple fibre (rayon). A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including an emerging requirement, particularly in the European market, for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Pulp mill has the capability of producing both "totally chlorine free" ("TCF") and "elemental-chlorine free" ("ECF") pulp. TCF pulp is bleached to a high brightness using oxygen and hydrogen peroxide as bleaching agents, whereas ECF pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent. Ethanol, a byproduct of pulp production, is also sold by the Company to industrial producers and used in making paints, lacquers, films and printing colours. The Company is proceeding with its plan to convert the Pulp mill from the production of sulphite pulp to kraft pulp. See "Business -- Pulp Mill Conversion Project".

SALES, MARKETING AND DISTRIBUTION

     The Company's sales and marketing operations focus primarily on western European countries and are responsible for the majority of the paper sales. In 1997, paper sales conducted through agents were approximately 34% of total paper sales, compared to approximately 35% in 1996 and 30% in 1995. The majority of the Company's paper products are sold to printers, wallpaper manufacturers, corrugators and converters. Sales of sulphite pulp within Germany are conducted primarily by the Company's own sales staff, while sales outside of Germany are carried out primarily through agents. The Company's sulphite pulp is sold principally to tissue and paper mills and rayon producers. Pulp and paper sales are made on terms customary to the industry. At December 31, 1997, there were no material payment delinquencies. The Company's products are delivered to market by truck, rail and ship.

     The distribution of the Company's sales by volume, product class and geographic area is set out in the following table for the periods indicated:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996      1995(1)
                                                             --------    --------    --------
                                                                         (TONNES)
SALES BY VOLUME
Packaging Papers.........................................     110,428     110,179     121,145
Specialty Papers.........................................      36,991      26,548      29,813
Printing Papers..........................................      54,538      46,416      47,089
Pulp.....................................................     160,432     133,005     126,562
                                                             --------    --------    --------
Total(2).................................................     362,389     316,148     324,609
                                                             ========    ========    ========
                                                                      (IN THOUSANDS)
SALES BY PRODUCT CLASS
Packaging Papers.........................................    $ 29,313    $ 33,165    $ 66,776
Specialty Papers.........................................      29,244      27,012      34,370
Printing Papers..........................................      35,915      36,469      50,960
Pulp.....................................................      75,460      72,456     115,934
Other....................................................       5,405       4,995       7,292
                                                             --------    --------    --------
Total....................................................    $175,337    $174,097    $275,332
                                                             ========    ========    ========
SALES BY GEOGRAPHIC AREA
Germany..................................................    $ 97,525    $101,351    $171,876
European Union(3)........................................      59,794      48,795      72,485
Other....................................................      18,018      23,951      30,971
                                                             --------    --------    --------
Total....................................................    $175,337    $174,097    $275,332
                                                             ========    ========    ========

---------------

(1) In 1995, the Company divested the corrugating box plant at Heidenau and the Raschau paper mill. These plants had combined sales of $17.2 million or 22,123 tonnes of packaging papers in 1995.

(2) Excluding intercompany sales of 4,257, 3,609 and 3,545 tonnes of pulp in 1997, 1996 and 1995, respectively.

(3) Not including Germany.

     The following charts illustrate the geographic distribution of the Company's sales for the periods indicated:

       Year Ended                 Year Ended                    Year Ended
    December 31, 1997          December 31, 1996             December 31, 1995
------------------------    ------------------------     -------------------------
Germany            55.6%    Germany             58.2%    Germany             62.4%
European Union(1)  34.1%    European Union(1)   28.0%    European Union(1)   26.3%
Other              10.3%    Other               13.8%    Other               11.3%


---------
(1) Not including Germany.

     In 1997 and 1996, no single customer accounted for more than 10% of the Company's pulp and paper sales. The Company's sales are not dependent upon a single customer or upon a concentrated group of major customers. The loss of any one customer would not have a material adverse effect on the Company.

FIBRE

     The fibre used by the Company's manufacturing plants consists of waste paper and pulp used to produce paper products and wood chips and pulpwood used to produce sulphite pulp. Approximately 80% of the fibre used in the Company's paper operations consists of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp fibre. The remaining 20% of the fibre is made up of market pulps and chemical additives, both of which are available at market prices from suppliers throughout Europe. In 1997, the Paper mills consumed approximately 172,800 tonnes of waste paper. Prices for fibre were relatively low in 1997 as a result of excess world pulp inventories and the weak Asian markets. Low market prices for fibre in 1997 were generally reflected in lower prices for paper products.

     The Company's pulp operations are situated in a region which offers a stable fibre supply. Its fibre requirements are met from wood chips produced by local sawmills or pulpwood. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulpwood processed especially for this purpose. Pulpwood consists of lower quality logs not used in the production of lumber. The wood chips are procured from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometre radius of the Pulp mill. Within this radius, the Pulp mill is by far the largest consumer of wood chips. Wood chips are normally procured from sawmills pursuant to one year supply contracts, which provide for quarterly price adjustments. Pulpwood is partly procured from the state forest agency in Thuringia on a contract basis and partly from private holders. The Pulp mill's fibre requirements are handled and procured primarily by PWA Holz, which is the largest wood procurement company in Germany and handles a total volume of approximately four million cubic metres per year. In 1997, the Pulp mill consumed approximately 784,805 cubic metres of fibre comprised of approximately 594,394 cubic metres of wood chips and 190,411 cubic metres of pulpwood.

     The cost of fibre for pulp producers in Europe remained relatively low throughout 1997 due to excess world pulp inventories and a build-up in pulpwood supply. However, there can be no assurance that fibre costs will not escalate in the future. During the second half of 1997, there were signs of upward price pressure for pulpwood in Europe. As a result, fibre costs at the end of 1997 were approximately 20% higher than at the lowest point during the first half. In 1997, the Company reduced its average fibre cost per tonne of pulp produced by 6.8%, compared to 1996. Overall, in 1997, reduced fibre prices were reflected in lower pulp prices. While fibre costs are subject to cyclical changes based upon demand, the Company expects that it will be able to obtain an adequate and stable supply of fibre on satisfactory terms due to the favourable location of the Pulp mill and its long-term relationship with suppliers.

CAPITAL EXPENDITURES AND GOVERNMENT FINANCING

     In 1997, the Company continued with its capital investment programs designed to improve efficiency and profitability, reduce effluent discharges and emissions and increase production capacity. Such capital investments were partially financed through non-refundable grants made available by German federal and state governments and were used to offset certain wastewater fees.

     Under legislation adopted by the federal and certain state governments of Germany, non-refundable grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Pursuant to the current terms of such grants, state governments will provide funding up to 35% of the cost of qualified investments. Additional non-refundable grants, equal to 5% of qualified investments, are available from the federal government to the extent that the qualified investments did not receive maximum state government funding. These grants are not refundable or repayable by the recipient, unless the proceeds are used for a non-specified purpose. Such grants are available generally to qualifying businesses in Germany, and are unrelated to Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS") or other amounts due to the Company from BVS. These non-refundable grants are not recorded in the income of the Company, but instead reduce the cost basis of the assets purchased by the proceeds thereof.

     Loan guarantees are also available from German state government agencies for up to 80% of the cost of qualifying investments. These guarantees are provided by state governments to assist qualifying businesses with financing capital investments. The guarantees permit such businesses to obtain term loans at below market interest rates. In addition, subsidized interest rate loans are also available from public financial institutions in Germany, which provide loans at below market interest rates for qualified investments. In 1997, the Company applied for an 80% state government guarantee on a loan of approximately $325 million and a subsidized interest rate loan to finance the kraft pulp conversion project. Although there can be no assurance that the Company will receive such guarantee and subsidization, government officials have indicated their support and the Company currently anticipates receiving final approval around mid-1998. See "Business -- Pulp Mill Conversion Project".

     The capital investments made by the Company to reduce effluent discharges have been applied to offset wastewater fees that would otherwise be payable. At December 31, 1997, the aggregate wastewater fees saved by the Company over the last five years as a result of environmental capital expenditures were $14.3 million.

     The following table sets out the Company's capital expenditures and non-refundable grants recorded for the periods indicated:

                                                    YEARS ENDED                     SIX MONTHS ENDED
                                                    DECEMBER 31,                      DECEMBER 31,
                                      ----------------------------------------      ----------------
                           TOTAL       1997       1996       1995      1994(2)          1993(1)
                          --------    -------    -------    -------    -------      ----------------
                                                        (IN THOUSANDS)
Capital Expenditures....  $104,110(3) $14,791    $23,865    $18,968    $25,145          $21,341
                          ========    =======    =======    =======    =======          =======
Non-refundable grants...  $ 29,675    $ 1,723    $ 5,328    $ 7,291    $12,882          $ 2,451
                          ========    =======    =======    =======    =======          =======

---------------

(1) The Company acquired its paper operations effective July 1, 1993.

(2) The Company acquired its pulp operations effective July 1, 1994.

(3) To December 31, 1997, capital expenditures have offset $14.3 million in wastewater fees.

     In 1997, the Company substantially completed its four year capital investment program initiated in 1993 to modernize and upgrade the Paper mills and spent in total $63.2 million thereon. Expenditures under this program in 1997 totalled approximately $5.3 million. Capital investments in 1997 included the construction of a wastewater treatment plant at the Greiz paper mill which has been in operation since June 1997 and has significantly reduced effluent discharges from the production of testliner and corrugated base paper and related wastewater fees. The Company also completed the construction of a high-consistency bleaching tower and middle-consistency dilution system, which are expected to significantly reduce production costs at the Hainsberg paper mill as high quality waste paper will be substituted with lower quality de-inked paper in producing recycled graphical paper. In addition, the Company replaced the turbine at the power plant situated at the Heidenau paper mill. As the capital investment program has been completed, the level of capital expenditures at the Paper mills is expected to be lower in the next two years. The Company anticipates that capital investments at its Paper mills will total approximately $3.8 million in 1998.

     In 1994, the Company initiated a capital investment program to reduce effluent discharges and emissions and upgrade the Pulp mill. The program was estimated to cost approximately $48.4 million and be completed by December 31, 1998. As at December 31, 1997, approximately $37.3 million had been expended on this program. Expenditures under this program in 1997 totalled $3.5 million, of which $1.7 million was funded by non-refundable grants. Capital investments in 1997 were substantially directed at the completion of ongoing projects. The balance of this investment program has been modified as a result of the Company's plan to convert the Pulp mill to produce kraft pulp. In connection with the conversion project, the Company, in 1997, incurred expenses of $5.9 million, relating to engineering, environmental impact and other technical and feasibility studies. The Company anticipates that capital investments at its Pulp mill, excluding those incurred in connection with the kraft pulp conversion project, will total approximately $1.7 million in 1998.

PULP MILL CONVERSION PROJECT

     The Company is proceeding with its plan to convert the Pulp mill from the production of sulphite pulp to kraft pulp. Kraft pulp is a fibrous material produced by chemically reducing wood into its component parts using a sulphate cooking process and is primarily used in the production of paper, tissues and paper related products. This grade of pulp is noted for its strength, whiteness and absorption properties and is the main type of pulp imported and sold in the European market. Germany is one of the most significant pulp markets in Europe and the Company is the only non-integrated pulp producer in the country. As a result, most of the Company's kraft pulp production will be sold on the domestic German market.

     The conversion of the Pulp mill to produce kraft pulp is expected to increase its annual production capacity from 160,000 tonnes to 280,000 tonnes, substantially reduce effluent and sulphur dioxide emissions and reduce energy costs. The increase in annual pulp production capacity is expected to substantially increase the Company's annual revenues.

     The estimated cost for the conversion is approximately $325 million, which will be financed through a combination of non-refundable governmental grants of approximately $97.5 million, governmental assistance and guarantees for long-term project financing, subsidized interest rate loans and cash flow from operations. Babcock and Brown of London, England, are the financial advisors to the Company on this project.

     The Company has conducted extensive studies and held extensive discussions with the State Government of Thuringia in connection with the conversion project. To date, the State Government of Thuringia has been supportive of the Company's proposal and has provided the Company with project and permitting approval for the conversion of its Pulp mill. In addition, the State Government of Thuringia pledged grants and subsidies in support of the project and provided commitments for the additional fibre required by the mill after conversion, provided, however, that the Company complies with certain conditions such as guaranteeing the employment of at least 480 full-time employees and 24 apprentices for a period of five years after conversion. These grants and subsidies will be made available to the Company as follows: (i) a fixed grant of approximately $30.5 million; and (ii) a grant of up to an aggregate of approximately $62.6 million which will be disbursed in accordance with the total capital spent on the project. Two Bavarian banks have agreed to provide long-term project financing to the Company up to an aggregate maximum amount of $325 million, subject to the Company obtaining governmental guarantees for 80% of such maximum loan amount. The Company's application for governmental guarantees is under review and the Company currently anticipates receiving final approval around mid-1998.

     As a result of the Pulp mill conversion project and to facilitate financing, the Company has restructured SPB and has created a German limited partnership to conduct the Pulp mill operations.

     In 1997, the Company completed its engineering, environmental impact and other technical and feasibility studies and has now received formal project and permitting approval. The Company's costs in respect of the project in 1997 were $5.9 million and estimates that, subject to receipt of all necessary financings, permits and consents in the anticipated time frame, capital expenditures in 1998 will be approximately $100 million. The actual conversion of the Pulp mill is expected to commence in 1998 and to be completed at or about the end of 1999. The majority of expenditures on the project will occur in 1998 and 1999. The conversion of the Pulp mill will result in it taking a maximum of three months downtime prior to the switch over from sulphite to sulphate pulp production. The Finnish engineering firm Jaakko Poyry OY has been appointed as the project engineer for the conversion project. The fibre requirements for the converted mill will continue to be met by the Company's existing sources.

     As a consequence of the conversion project, certain equipment at the Pulp mill will have a limited service life because either it is no longer useful or will require substantial modification. Accordingly, in 1997, the Company has taken a special charge of $26.4 million in respect of such equipment. The special charge is equal to the excess of the carrying value of the equipment over its estimated fair value.

     Although the Company's plan to convert the Pulp mill to the production of kraft pulp has received favourable support from German governmental and regulatory bodies to date, there can be no assurance that current governmental assistance programs will not be amended in the future or that financial assistance will be provided to the Company on terms satisfactory to it, if at all, or that all necessary environmental permits will be received on satisfactory terms upon completion, if at all, or in time to permit the Company to proceed with and complete the project as currently planned.

ENVIRONMENTAL

     The Company's operations are subject to a broad range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, the Company has devoted significant financial and management resources to comply with all applicable environmental laws and regulations. The Company's total capital expenditures on environmental projects, excluding those incurred in connection with the kraft pulp conversion project, were approximately $5.4 million in 1997 and are expected to be approximately $0.7 million in 1998.

     The Company believes its operations are currently in substantial compliance with the requirements of all applicable environmental legislation and regulations and its respective operating permits.

     A new wastewater treatment plant at the Greiz paper mill was completed in 1997 and is in operation. The Hainsberg paper mill is currently using the municipal wastewater treatment plant, but due to increased user charges, the Company is planning to build its own biological wastewater treatment plant in 1998. The Company, in co-operation with the municipality of Heidenau was considering building a community wastewater treatment plant on land owned by the Company, which would have provided the Heidenau paper mill with the services of a new treatment facility. At this time, however, the Company is reviewing the cost effectiveness of such a joint venture and is exploring the possibility of independently building its own wastewater treatment plant.

     The Pulp mill, which has a relatively modern biological wastewater treatment and oxygen bleaching facility, will have to gradually satisfy more stringent state regulations with respect to both air emissions and effluent discharges. The Company has reduced its levels of AOX (Adsorbable Organic Halogen) discharge to 0.6 kilograms per tonne, in order to comply with prescribed effluent discharge levels. The date by which the Pulp mill had to further reduce its levels of AOX discharge to 0.4 kilograms per tonne has been deferred from January 1, 1998 to January 1, 1999. In addition, the Company's requirement to reduce its levels of COD (Chemical Oxygen Demand) discharge at the Pulp mill to 50 kilograms per tonne has been postponed from July 1, 1997 to January 1, 1999. The Company will continue to modify its wastewater and bleaching facilities at the Pulp mill to meet or exceed these prescribed regulations, which will be further enhanced as a result of the kraft pulp conversion project. In 1997, the Company's effluent discharges of heavy metal occasionally exceeded the applicable limits under prescribed regulations by approximately a microgram per litre and the Company paid penalties aggregating approximately $200,000 in respect thereof.

     Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of such expenditures against the wastewater fees that would otherwise be payable. As a result, the Company has offset the amount of environmental capital expenditures made at the manufacturing plants against wastewater fees for the period of 1993 to 1997, which totalled approximately $14.3 million. The Company expects that its capital investment programs for its manufacturing plants will offset the full amount of wastewater fees that may be payable in 1998 and will ensure that its operations continue in substantial compliance with prescribed standards.

     The Company periodically performs environmental audits of operational sites and procedures both with Company personnel and outside consultants.

HUMAN RESOURCES

     The Company currently employs a total of 856 employees, of which 471 are engaged in paper operations and 385 in pulp operations. Since the end of 1996, there were no further contractual obligations of the Company to BVS to maintain prescribed employment levels at its paper operations.

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

     Effective January 1, 1998, the standard work week for employees in the pulp and paper industry in eastern Germany is reduced by one hour to 39 hours per week.

     In the first half of 1997, the Company independently granted its paper workers a 3% wage increase. Subsequently, the Company entered into a new labour agreement with its paper workers which required the Company to maintain its existing employment levels until the end of 1997 and provided for further wage increases of 3% in September 1997 and 2.5% in December 1997. The labour agreement was renewed on March 3, 1998 and provides for wage increases of 1.2% in October 1998, 1.3% in July 1999 and 1.3% in December 1999.

     Effective July 1, 1997, the Company entered into a new five year labour agreement with its pulp workers which provides for, among other things, wage increases of 1.5% in September 1997, 2.0% in January 1998, 1.5% in August 1998, and 2.5% in January 1999 and 2000; a profit sharing plan; and the Company to maintain its existing employment levels for a period of three years. The labour agreement establishes a wage rate that will be approximately 90% of the union wage rate in the year 2000 for pulp workers in western Germany and will be at par with such rate by the year 2002. The Company's labour agreement provides for smaller wage increases and slower reduction of the work week than most other labour agreements in eastern Germany.

ACQUISITIONS

     The Company initially acquired its interest in its paper operations from BVS effective July 1, 1993. Under the terms of acquisition, BVS: (i) forgave indebtedness owed by DPAG which was contributed to the capital of DPAG; (ii) paid non-refundable privatization supplements to DPAG; (iii) compensated DPAG for losses and closure costs at certain previously operated mills; and (iv) provided an indemnity for 90% of the remediation costs for environmental liabilities at the Paper mills, up to a certain maximum amount. In connection with the acquisition, DPAG undertook, among other things: (i) to make approximately $57.9 million in capital investments during the period ending December 31, 1996; (ii) to maintain certain average annual employment levels until December 31, 1996; and (iii) not to make distributions to its owners prior to December 31, 1996.

     The Company initially acquired its 70% interest in its pulp operations from BVS effective July 1, 1994. Under the terms of acquisition, BVS: (i) paid SPB for the cost of replacing a certain capital asset; (ii) agreed to compensate SPB for certain employee termination costs; (iii) agreed to indemnify SPB for 90% of the remediation costs for environmental liabilities of up to a certain maximum amount; (iv) forgave indebtedness owed by SPB; and (v) agreed to reimburse SPB for certain interests, fees and charges relating to its bank credit facilities in 1994. In connection with the acquisition, SPB undertook, among other things, to make approximately $48.4 million in capital investments during the period ending December 31, 1998 and to maintain certain average annual employment levels until December 31, 1998. SPB is restricted from making distributions to its owners prior to January 1, 1999, however, the Company may expand or invest through SPB.

     Effective April 1, 1995, the Company acquired the remaining 30% minority interest and related assets in its pulp and paper operations held by the Shin Ho Group, a Korean industrial and paper manufacturer.

     In 1996, the Company acquired the net operating tax losses of its pulp operations of approximately $97.0 million for the fixed amount of $6.3 million, which, under German tax laws then in effect, could be carried forward indefinitely to offset future taxable income. However, the German government has amended its tax laws to restrict the use of tax losses to offset future taxable income in taxation years completed after

1996. As a result of these amendments, SPB has revised its prior income tax filings to maximize the benefits under the loss carryforward provisions in effect in those years.

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

     The Greiz and the Trebsen mills produce packaging papers and have an annual production capacity of 50,000 and 75,000 tonnes, respectively. The fibre supply for these mills is almost entirely from waste paper. The Company intends to divest the Greiz and the Trebsen mills in 1998.

     The Pulp mill has an annual production capacity of 160,000 tonnes and is situated on a 220 acre site in close proximity to the Saale River and the town of Blankenstein in the State of Thuringia. The Pulp mill was constructed between 1973 and 1977 and has been upgraded in several stages. Its facilities include a complete wood fibre processing line with an oxygen bleaching plant, chemical recovery systems, power plant, a biological wastewater treatment facility and a waste disposal site. The conversion of the Pulp mill to produce kraft pulp is expected to increase its annual production capacity to 280,000 tonnes.

     The following table sets out, by primary product class, the production capacity and actual production of the Company for the periods indicated:

                                                                             PRODUCTION
                                                                             ----------
                                                                      YEARS ENDED DECEMBER 31,
                                               ANNUAL PRODUCTION    -----------------------------
PRODUCT CLASS                                     CAPACITY(1)        1997       1996       1995
-------------                                  -----------------    -------    -------    -------
                                                                    (TONNES)
Packaging Papers...........................         120,000(2)      111,002    110,304    138,591
Specialty Papers...........................          40,000          35,654     26,179     34,069
Printing Papers............................          60,000          54,224     45,568     50,245
Pulp.......................................         160,000         157,844    134,950    139,409
                                                    -------         -------    -------    -------
Total......................................         380,000         358,724    317,001    362,314
                                                    =======         =======    =======    =======

---------------

(1) Capacity is stated upon the rated capacity of the plants as at December 31, 1997, which is based upon production for 365 days a year. Actual production is generally based upon 340 days per year.

(2) In 1995, the Company divested the corrugated box plant at Heidenau and the Raschau paper mill. These plants had a combined annual production capacity of 20,000 tonnes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. The Company's shares of beneficial interest trade on the NASDAQ Stock Market's National Market under the symbol "MERCS" and on EASDAQ under the symbol "MERC". The following table sets forth the quarterly high and low closing prices on NASDAQ for the two years ended December 31, 1996 and 1997, and for the period ended March 27, 1998:

    FISCAL QUARTER ENDED                                             HIGH      LOW
    --------------------                                            ------    ------
    1996
    March 31....................................................    $24.00    $18.50
    June 30.....................................................    $23.63    $13.13(1)
    September 30................................................    $15.38    $10.75
    December 31.................................................    $13.63    $ 9.00

    1997
    March 31....................................................    $12.63    $ 8.63
    June 30.....................................................    $11.75    $ 7.88
    September 30................................................    $11.56    $ 8.13
    December 31.................................................    $13.00    $ 7.94

    1998
    Period ended March 27.......................................    $10.63    $ 8.00

---------------

(1) Stock dividend paid.

(b) Shareholder Information. As of March 27, 1998, there were approximately 794 holders of record of the Company's shares and a total of 15,178,722 shares were outstanding.

(c) Dividend Information. Effective June 3, 1996, the Company spun-off its financial services segment in a one for two stock dividend of 6,697,716 shares of MFC Bancorp Ltd., formerly "Arbatax International Inc.". The Company did not pay any cash dividends on its shares of beneficial interest in 1996. In 1997, the Company resolved that subject to, among other things, the availability of earnings and its anticipated cash requirements, to pay regular dividends on its shares of beneficial interest. The first dividend in the amount of $0.03 per share was paid on May 9, 1997 to shareholders of record as of April 30, 1997. In March 1998, the Company announced a cash dividend payment of $0.04 per share to shareholders of record as of April 30, 1998. The actual timing, payment and amount of future dividends paid by the Company will be determined by the board of trustees of the Company from time to time based upon, among other things, the cash flow, results of operations and financial condition of the Company, the need for funds to finance ongoing operations and such other business considerations as the board of trustees of the Company considers relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company for each of the last five years ended December 31, 1997. The Company's previous interest in the operating results and net assets of the financial services segment, which were spun-off to shareholders of beneficial interest on June 3, 1996, have been classified separately within the Company's financial statements as "spun-off operations" and are excluded from the amounts of revenues, expenses, assets and liabilities of the Company's continuing operations. The following financial information has been reclassified to conform with the current year's presentation.

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed financial statements and related notes contained elsewhere herein.

                                                  YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------
                                 1997         1996            1995         1994         1993
                               --------     --------        --------     --------     --------
                                        (IN THOUSANDS, OTHER THAN PER SHARE AMOUNTS)
Revenues(1)                    $184,107     $186,729        $300,737     $197,359     $ 66,260
Net income (loss) from
  continuing operations......  $(32,623)(2) $ 15,557        $ 65,637     $ 41,499     $ 18,663
Net income (loss) from
  continuing operations, per
  common share,
     Basic...................  $  (2.18)(2) $   1.12        $   5.24     $   3.74     $   1.82
     Diluted.................  $  (2.18)(2) $   1.12        $   5.13     $   3.67     $   1.72
Weighted average common
  shares outstanding,
     Basic...................    14,995       13,829          12,526       11,110       10,276
     Diluted.................    14,995       13,957          12,787       11,323       10,894
Current assets...............  $100,384     $132,651        $140,618     $111,374     $ 71,460
Current liabilities..........  $ 57,753     $ 71,129        $ 73,977     $ 87,679     $ 70,726
Working capital..............  $ 42,631     $ 61,522        $ 66,641     $ 23,695     $    734
Total assets.................  $210,294     $296,980(1)     $369,953(4)  $317,145(4)  $211,133(4)
Long-term liabilities........  $ 17,066     $ 31,312        $ 68,961     $ 93,252     $ 63,262
Shareholders' equity.........  $135,475     $194,539(1)(3)  $227,015(4)  $111,540(4)  $ 77,120(4)
Cash dividends...............  $    450     $  --           $  --        $  --        $  --

---------------

(1) Excludes spun-off operations.

(2) Net income from continuing operations before the special charge was $15.8 million, or $1.06 per share.

(3) After stock dividend.

(4) Includes net assets of spun-off operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. The Company's previous interest in the operating results and net assets of the financial services segment, which were spun-off to shareholders of beneficial interest on June 3, 1996, are classified separately within the Company's financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. Previously reported financial statements for all periods and certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The following management discussion and analysis of financial condition and results of operations are based upon the restated financial statements for all prior years as aforesaid.

RESULTS OF OPERATIONS

     Selected sales data for the Company for each of the last three years is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996      1995(1)
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
SALES BY PRODUCT CLASS
Packaging Papers.........................................    $ 29,313    $ 33,165    $ 66,776
Specialty Papers.........................................      29,244      27,012      34,370
Printing Papers..........................................      35,915      36,469      50,960
Pulp.....................................................      75,460      72,456     115,934
Other....................................................       5,405       4,995       7,292
                                                             --------    --------    --------
Total....................................................    $175,337    $174,097    $275,332
                                                             ========    ========    ========
                                                                         (TONNES)
SALES BY VOLUME
Packaging Papers.........................................     110,428     110,179     121,145
Specialty Papers.........................................      36,991      26,548      29,813
Printing Papers..........................................      54,538      46,416      47,089
Pulp.....................................................     160,432     133,005     126,562
                                                             --------    --------    --------
Total(2).................................................     362,389     316,148     324,609
                                                             ========    ========    ========

---------------

(1) In 1995, the Company divested the corrugating box plant at Heidenau and the Raschau paper mill. These plants had combined sales of $17.2 million or 22,123 tonnes of packaging papers in 1995.

(2) Excluding intercompany sales of 4,257, 3,609 and 3,545 tonnes of pulp in 1997, 1996 and 1995, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     In 1997, revenues decreased marginally to $184.1 million from $186.7 million in 1996, as a result of reduced investment revenues. Despite a volume sales increase resulting from stronger demand for pulp and paper products, sale revenues only increased marginally. As the Company's products are principally sold in deutschmarks, the approximate 14.9% depreciation of the deutschmark against the U.S. dollar in 1997 compared to 1996 also contributed to lower revenues. See "Foreign Currency".

     Costs and expenses before the special charge decreased to $168.2 million in 1997 compared to $174.3 million in 1996, primarily as a result of lower manufacturing costs and decreased fibre costs (raw materials). General and administration expenses decreased to $23.6 million in 1997 from $24.9 million in 1996. Interest expense decreased to $3.0 million from $4.0 million in 1996 as a result of lower interest rates and reduced bank debt.

     In 1997, net income from continuing operations before the special charge was $15.8 million or $1.06 per share, compared to $15.6 million or $1.12 per share in 1996.

     In 1997, after a special charge of $48.5 million, the Company reported a loss of $32.6 million or $2.18 per share. The $48.5 million special charge in 1997 included $2.2 million related to restructuring costs, $41.3 million for the write-down of specific capital assets to their estimated realizable value and $5.0 million for a decrease in the deferred income tax asset. The organizational restructuring provision was related to expected employee severance in 1998 required to effect longer term reductions in operating and administration expenses. The asset write-downs related to the near term replacement at the Company's Pulp mill of various capital assets which were deemed to be overvalued in view of their limited remaining service life due to the conversion of the Pulp mill to produce kraft pulp which totalled $26.4 million, and the Greiz, Trebsen and Raschau paper mills which are no longer viewed as core assets to the Company's operations.

     Costs and expenses increased to $216.7 million in 1997 compared to $174.3 million in 1996, primarily as a result of the special charge. Net loss from continuing operations was $32.6 million or $2.18 per share in 1997, compared to net earnings of $15.6 million or $1.12 per share in 1996.

     In 1997, the Company's sales revenues showed a marginal improvement over those in 1996, primarily as a result of improved demand for paper pulp and paper products and lower manufacturing costs. However, the Company's sales prices for all pulp and paper products were lower in 1997 compared to 1996, as a result of the devaluation of the deutschmark compared to the U.S. dollar. The demand for paper products in Europe increased significantly in 1997 compared to 1996, particularly in the second half of the year. Although the demand for pulp was strong throughout most of the year, list prices for pulp in 1997 were, on average, approximately 13.7% lower than in 1996, primarily as a result of high world pulp inventories and the weak Asian markets. Sulphite pulp prices were also negatively impacted by competition among sulphite pulp producers and the price policy implemented by a large eastern European producer to solidify its market position. The Company's pulp sales increased by 4.1% to $75.5 million in 1997 from $72.5 million in 1996 on a volume increase of 20.6% and an average price decrease of 13.7%. The demand for dissolving sulphite pulp decreased significantly in 1997 and only accounted for 16% of the Company's total pulp production, compared to 27% in 1996. The overall effect of weaker dissolving sulphite pulp demand was offset by the Company's increased production and sales of paper grade pulp.

     Paper sales in 1997 decreased by 2.2% to $94.5 million from $96.6 million in 1996 on a volume increase of 10.3% and an average price decrease of 11.4%. The average price for all classes of paper declined during 1997. Sales volume for packaging, specialty and printing papers increased in 1997 by 0.2%, 39.3% and 17.5%, respectively, compared to 1996. A shortage in light weight coated paper inventories resulted in stronger demand for paper products in 1997.

     Low pulp and paper prices in 1997 were partially offset by decreased fibre costs from lower prices for wood chips and pulpwood used to produce pulp and lower prices for pulp and recycled fibre (waste paper) used to produce paper. Relatively strong pulp and paper markets resulted in manufacturing facilities operating at or near full production capacity. Recycled fibre costs decreased dramatically in 1997 and were down approximately 30.7% compared to 1996. However, there can be no assurance that recycled fibre costs will not escalate in the future. The price of wood for pulp production also decreased in 1997, primarily due to a build-up of wood inventories. Towards the end of 1997, the price of pulpwood began to experience upward pressure in Europe. On average, the Company's fibre costs for pulp production were down approximately 6.8% in 1997, compared to 1996 and remained among the lowest in Europe. Decreased fibre costs in 1997 were generally reflected in lower product prices.

     At the end of 1997, pulp prices decreased as a result of the weak Asian markets. Although the demand for pulp remains relatively strong, there can be no assurance that the pulp markets will remain favourable as excess inventories coming from Asian markets continue to put pressure on pulp prices.

     Paper prices increased slightly in the fourth quarter of 1997, primarily as a result of an increased demand for all paper grades. Although this progressive increase in paper prices is expected to continue during the first half of 1998, there can be no assurance that they will remain favourable.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     In 1996, revenues decreased by 37.9% to $186.7 million from $300.7 million in 1995, primarily as a result of decreased sales volumes, lower prices for pulp and paper products, and the divestiture of the Company's corrugated box plant at Heidenau and the Raschau mill which occurred in the second half of 1995. As the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar in 1996 compared to 1995 also contributed to lower revenues.

     Costs and expenses decreased to $174.3 million in 1996 compared to $238.5 million in 1995, primarily as a result of lower sales revenues and decreased fibre costs (raw materials). In 1995, cost and expenses included $7.0 million in respect of a litigation settlement. General and administration expenses decreased to $24.9 million in 1996 from $42.2 million in 1995. Interest expense decreased to $4.0 million from $4.5 million in 1995 as a result of lower interest rates. The acquisition of the Company's pulp and paper operations resulted in a purchase credit, which was allocated to property and equipment.

     In 1996, net earnings from continuing operations were $15.6 million or $1.12 per share, compared to $65.6 million or $5.13 per share in 1995. Net earnings in 1996 reflected the acquisition of the 30% minority interest in the Company's pulp and paper operations for the entire year, compared to nine months in 1995 and a net deferred income tax benefit of $3.1 million.

     On June 3, 1996, the Company completed the spin-off of its financial services business. As a result, these operations are classified separately within the Company's financial statements as "spun-off" operations, are excluded from the amounts of revenues and expenses of continuing operations and its assets and liabilities are not consolidated into the Company's continuing operations.

     In 1996, the Company's sales, operating income and net earnings were all lower than in 1995. The primary factors contributing to the decrease in 1996 were the sudden and prolonged collapse in the pulp market and weak paper market. Lower prices for pulp and paper were in sharp contrast with the 1995 record levels, accounting for the decline in the Company's 1996 earnings. In 1996, world pulp and paper markets were generally weak throughout the year. List prices for pulp in 1996 were, on average, approximately 40.5% lower than in 1995, primarily as a result of weak demand for pulp and high world pulp inventories. Sulphite pulp prices were also negatively impacted by price reductions implemented by a large eastern European producer to solidify its market position. The Company's pulp sales decreased by 37.5% to $72.5 million in 1996 from $115.9 million in 1995 on a volume increase of 5% and an average price decrease of 40.5%. The overall effect of weaker pulp demand resulting from weaker paper markets was partially offset by the Company's increased production and sales of dissolving sulphite pulp. Paper sales in 1996 decreased by 36.5% to $96.6 million from $152.1 million in 1995 on a volume decrease of 7.5% and an average price decrease of 31.3%. The average price for specialty papers remained relatively stable, while prices for packaging and printing papers declined during 1996. Sales volumes for all papers declined in 1996, compared to 1995. The 1995 results included other revenue of $14.8 million related to a preacquisition contingent asset.

     The deterioration in pulp and paper prices in 1996 was partially offset by decreased fibre costs from lower prices for wood chips and pulpwood used to produce pulp and lower prices for pulp and recycled fibre (waste paper) used to produce paper. Weak pulp and paper markets resulted in manufacturing facilities taking market-related downtime. Recycled fibre costs decreased dramatically in 1996 and were down approximately 61.0% compared to 1995, although there can be no assurance that they will not escalate in the future. The price of wood for pulp production also decreased in 1996, primarily due to weak pulp demand and a build-up of wood inventories. By the end of 1996, the price of pulpwood began to experience upward pressure in Europe. On average, the Company's fibre costs for pulp production were down approximately 23% in 1996, compared to 1995 and were among the lowest in Europe. Decreased fibre costs in 1996 were generally reflected in lower product prices.

     In the fourth quarter of 1996, pulp and paper markets remained weak as a result of lower demand and a sharp increase in pulp inventories. Customers generally reduced purchases to decrease their excess inventories. As a result, prices for pulp and paper remained depressed in the last quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                                            DECEMBER 31, 1997      DECEMBER 31, 1996
                                                            -----------------      -----------------
                                                          (IN THOUSANDS, OTHER THAN PER SHARE AMOUNTS)
FINANCIAL POSITION
Working capital...........................................      $ 42,631               $ 61,522
Property, plant and equipment (net).......................        87,806                142,257
Total assets(1)...........................................       210,294                296,980
Long-term government debt.................................         8,338                  9,184
Long-term debt -- other...................................         6,701                 19,426
CAPITAL SOURCES
Shareholders' equity......................................      $135,475               $194,539
Cash flow(1)..............................................         6,920                 14,622
Cash flow per share(1)(2).................................          0.46                   1.05

---------------

(1) Cash flow provided by operations before changes on investment in trading securities.

(2) On a diluted basis.

     At December 31, 1997, the Company's cash and cash equivalents totalled $4.4 million, a net decrease of $5.6 million from $10.0 million at the end of 1996. At December 31, 1997, the Company had short-term trading securities totalling $56.3 million, compared to $81.9 million at December 31, 1996.

OPERATING ACTIVITIES

     Net cash provided by operating activities was $16.0 million in 1997, compared to net cash of $6.4 million used in operations in 1996. A decrease in investments and inventories accounted for the majority of cash provided by operations. Net changes in trading securities provided cash of $9.1 million in 1997, compared to net changes in trading securities which used cash of $21.0 million in 1996. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

INVESTING ACTIVITIES

     Investing activities in 1997 used cash of approximately $17.0 million, consisting primarily of capital expenditures for upgrades to the Company's manufacturing plants, compared to $16.3 million in 1996. Property sales provided proceeds of $3.0 million in 1997, compared to nil in 1996.

     The Company has undertaken significant capital investments to upgrade its manufacturing plants including approximately $8.8 million in 1997, of which $1.7 million was funded by non-refundable government grants, and approximately $5.9 million was in connection with the conversion project. As a result of the Company's plan to convert the production of the Pulp mill from sulphite to kraft pulp, the Company's previous capital investment program has been modified to reflect the conversion project.

     The Company expects capital investments in 1998, excluding the kraft pulp conversion project, to be approximately $5.5 million, which will be funded from cash, cash flow from operations and non-refundable government grants. Such non-refundable grants are made available by German federal and state governments to qualifying businesses. At December 31, 1997, the Company has a receivable of non-refundable grants totalling $86,000. These non-refundable government grants are not recorded in the income of the Company, but instead reduce the cost base of the assets purchased by the proceeds thereof. Loan guarantees are also available to the Company from state governments in Germany for up to 80% of the cost of qualified investments. Such guarantees permit businesses to obtain term loans at below market interest rates. In addition, subsidized interest rate loans are also available from public financial institutions in Germany, which provide loans at below market interest rates for qualified investments. The Company has not used such state guarantees and subsidies to date, but has applied for the same in connection with its conversion plan for the Pulp mill. See "Business -- Capital Expenditures and Government Financing".

     The Company is proceeding with its plan to convert the Pulp mill from the production of sulphite pulp to kraft pulp. The conversion is, among other things, expected to increase the capacity of the Pulp mill from 160,000 tonnes per annum to 280,000 tonnes and reduce the mill's emissions of sulphur dioxide and effluent substantially. The estimated cost for the conversion is approximately $325 million, which will be financed through a combination of non-refundable governmental grants of approximately $97.5 million, governmental assistance and guarantees for long-term project financing, subsidized interest rate loans and cash flow from operations. The Company estimates that, subject to receipt of all necessary financings, permits and consents in the anticipated time frame, capital expenditures in respect of the conversion project in 1998 will be approximately $100 million. The conversion project is expected to commence in 1998 and to be completed at or about the end of 1999.

     In conjunction with the aforesaid conversion of the Pulp mill to produce kraft pulp, the Company is reviewing its product lines, including commodity grade packaging papers, in order to streamline operations and focus on higher margin grades, options for forward integration, capacity upgrades and the modernization of its packaging paper mills. The Company's results for packaging grade commodity papers have been generally weak in 1997 and performance has been hindered by, among other things, limited demand as a result of soft economic conditions in Europe, market over-supply and operational limitations resulting from small capacities and the current trim width of the Company's packaging paper machines. Such a review has resulted in the Company pursuing initiatives with both BVS and the State Government of Saxony to enhance the performance of such mills, and in the Company's decision to undergo strategic restructuring, including the reduction of the number of its paper workers and the divestiture of certain of its assets.

     The Company intends to divest itself of the Greiz and the Trebsen paper mills and has entered into negotiations with respect to the Greiz mill. The Company expects to reach an agreement for the sale of the Greiz mill in 1998.

     In July 1997, the Company purchased a $3.5 million senior secured convertible debenture from Concert Industries Ltd. ("Concert"), a Canadian manufacturer of air-laid, non-woven paper products. In addition, the Company entered into an agreement with Concert, subject to conditions, to acquire a controlling interest therein, which did not complete. In March 1998, the Company and Concert entered into a debenture amendment agreement to extend the maturity date of the debenture to September 28, 1998 in consideration of, among other things, a lower conversion price and extension fees.

FINANCING ACTIVITIES

     Cash used in financing activities was $3.7 million in 1997, primarily as a result of decreased bank indebtedness and the payment of dividends. Cash provided by financing activities in 1996 was $5.8 million. The overall depreciation of the deutschmark against the U.S. dollar in 1997 resulted in an unrealized foreign exchange translation loss of $0.9 million from cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency".

     The Company's pulp and paper operations had net operating tax losses of approximately $188.0 million at December 31, 1997, which under former German tax laws could be carried forward indefinitely. However, the German government has amended its tax laws to restrict the use of tax losses to offset future taxable income in taxation years completed after 1996. As a result of these amendments, SPB has revised its prior income tax filings to maximize the benefits under the loss carryforward provisions in effect in those years and has decreased the deferred income tax asset by $5.0 million.

     In 1997, the Company received, net of share repurchases, proceeds of $1.5 million from the issuance of shares. In 1996, net proceeds used to repurchase shares were $0.8 million. The payment of dividends used cash of $0.5 million in 1997, compared to nil in 1996.

     The Company is currently in discussions with BVS with respect to certain matters arising from the purchase agreement for the Company's paper operations, including the reversal of accruals established at the time of acquisition by the paper operation for effluent costs and potential reimbursement therefor to BVS. The Company does not believe it is responsible for any such reimbursement obligation under the purchase agreement but can give no assurance that BVS will not seek to make a claim for the same. In the event that BVS were to proceed with and successfully enforce such a claim before the courts, the same could have an adverse effect on the Company's paper operations.

     Other than the Company's plan to convert the production of the Pulp mill from sulphite to kraft pulp, the Company had no material commitments to acquire assets or operating businesses as at December 31, 1997. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding the asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The required necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

     Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. During 1997, the overall depreciation of the deutschmark against the U.S. dollar resulted in a net $29.4 million foreign exchange translation loss and as a result the cumulative foreign exchange translation loss was increased from $12.0 million at December 31, 1996 to $41.4 million at December 31, 1997.

     As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

     The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                                                                             YEARS ENDED DECEMBER 31,
                             ----------------------------   -----------------------------------------------------------
                                         1998                           1997                           1996
                             ----------------------------   ----------------------------   ----------------------------
                                           PERIOD AVERAGE
                              MARCH 27,     TO MARCH 27,    PERIOD END    PERIOD AVERAGE   PERIOD END    PERIOD AVERAGE
                             -----------   --------------   -----------   --------------   -----------   --------------
RATES OF EXCHANGE
Deutschmark................      1.8263          1.8234         1.7990          1.7321         1.5389          1.5075

     Based upon the period average exchange rate in 1997, the U.S. dollar increased by approximately 12.6% in value against the deutschmark since December 31, 1996.

CYCLICAL NATURE OF BUSINESS; COMPETITIVE POSITION

     The pulp and paper business is cyclical in nature and markets for the Company's principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to cyclical changes in the industry capacity and in the economy, both of which can have a significant influence on selling prices and the earnings of the Company. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. The competitive position of the Company is influenced by the availability and quality of raw materials (fibre) and its experience in relation to other producers with respect to inflation, energy, labour costs and productivity. In 1998, the federal government of Germany is expected to implement legislative changes, including a 1% increase in the value-added tax rate to 16% effective April 1998 and the dismantlement of the monopolistic structures of the energy markets in Germany to open such markets to foreign suppliers of gas and electricity. The latter change should result in lower prices for the supply of gas and electricity from which the Company expects to benefit by July 1998.

YEAR 2000

     Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000 issue". The Company is conducting a comprehensive review of all significant applications that may require modification to ensure Year 2000 compliance. The Company is utilizing both internal and external resources to make any required modifications and to test for Year 2000 compliance. The modification and testing process of all significant applications is expected to be completed in 1999. In addition, the Company has initiated communications with its significant suppliers and largest customers to ascertain their Year 2000 readiness and develop contingency plans as required.

     Based upon its current information, management of the Company has determined that the Year 2000 issue will not pose significant operational problems for its computers. The total cost to the Company of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. The costs and the dates on which the Company plans to complete Year 2000 modification and testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

EUROPEAN ECONOMIC AND MONETARY UNION

     Effective January 1, 1999, the currencies of the majority of the member countries of the European Economic and Monetary Union ("EMU") will cease to exist and will be replaced by a new currency, the "euro". The Company has begun coordinating the preparations for the euro. These preparations include modifications of the Company's computer systems and programs for the upcoming EMU and coordination with customers, suppliers and financial institutions to ensure a smooth transition to the new currency. The Company expects to be able to transact business in the euro beginning on January 1, 1999. Costs associated with the modifications necessary to prepare for the EMU are being expensed by the Company during the period in which they are incurred. Although the Company's products are principally sold in deutschmarks, the Company does not anticipate that the conversion rate for the deutschmark into euro, to be fixed on January 1, 1999, will significantly impact on the Company's results of operations. However, there can be no assurance that the potential increased competition on the German market, which is the primary market for the Company's pulp and paper products resulting from the introduction of the euro will not have an adverse effect on the Company's results of operations.

CONVERSION PROJECT UNCERTAINTIES

     The Company is subject to various uncertainties in connection with the Pulp mill conversion project, which may cause fluctuations in operating results such as availability and cost of materials and labour, construction delays, cost overruns, weather conditions, government regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees. The conversion project is also subject to extensive and complex regulations and environmental compliance which may result in additional delays or the Company incurring substantial costs in relation thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".

INFLATION

     The Company does not believe that inflation has had a material impact on revenues or income during 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As a Massachusetts trust, the Company is managed by "trustees", who have comparable duties and responsibilities as directors of corporations.

     J.S.H. Lee, age 40, has been a Trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC Bancorp Ltd. (formerly "Arbatax International Inc.") as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively.

     C.S. Moon, age 50, has been a Trustee since June 1994. Mr. Moon is Executive Director of Shin Ho Group of Korea, an international paper manufacturer headquartered in Korea. Mr. Moon joined Shin Ho in 1990 and previously served in managerial positions with Moo Kim Paper Manufacturing Co., Ltd. and Sam Yung Pulp Co., Ltd.

     M. Arnulphy, age 63, has been a Trustee since June 1995. From 1975 to present, Mr. Arnulphy has been Managing Director of J. Mortenson & Co., Ltd. in Hong Kong. J. Mortenson & Co., Ltd. manufactures water treatment equipment.

     M. Reidel, age 34, has been Chief Financial Officer and a Trustee since December 1996, a Managing Director of SPB since November 1994 and the Chairman of the Management Board of DPAG since 1995. Previously, he was a member of the Supervisory Board of DPAG from 1992 to 1994, a member of BVS responsible for portfolios of service industry and wood and paper industry companies from 1992 to 1994, and an accountant with Arthur Andersen & Co. from 1987 to 1992.

     Dr. R. Aurell, age 62, has been a Managing Director of SPB since November 1994. From November 1991 to 1994, Dr. Aurell served as an independent consultant advising clients, including the Company, on the pulp and paper industry. Previously, he held managerial positions with North British Newsprint Ltd., Jaakko Poyry OY, MoDo-Chemetics AG and Stora Forest Industries.

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

    (2)  FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report

         SCHEDULE I -- Condensed Financial Information of Registrant

         All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)  LIST OF EXHIBITS

     3.1(a)*  Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990
              together with an Amendment to Declaration of Trust dated
              December 12, 1991.
        (b)*  Amendments to Declaration of Trust dated July 8, 1993;
              August 17, 1993; and September 9, 1993.
     3.2*     Trustees' Regulations dated September 24, 1973.
     4.1      Shareholder Rights Plan. Incorporated by reference from Form
              8-A dated August 17, 1993.
     4.2      Trust Indenture for Convertible Subordinated Debentures
              between Mercer International Inc. and Montreal Trust Company of Canada dated as of September 10, 1992. Incorporated by
              reference from Form 8-K of Mercer International Inc. dated
              October 31, 1992.
     4.3*     Trust Indenture for Subordinated Debentures between Mercer
              International Inc. and Montreal Trust Company of Canada as
              Trustee dated as of December 22, 1992.
    10.1      Acquisition Agreement among Treuhandanstalt, Dresden Papier
              AG, Dresden Papier Holding GmbH, Mercer International Inc.,
              and Shin Ho Paper Mfg. Co., Ltd. Incorporated by reference from Form 8-K dated September 20, 1993.
    10.2      Acquisition Agreement among Treuhandanstalt, Zellstoff-und
              Papierfabrik Rosenthal GmbH, Raboisen
              Einhundertsechsundfunfzigste
              Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR
              Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer
              International Inc. and 448380 B.C. Ltd. dated July 3, 1994.
              Incorporated by reference from Form 8-K dated July 3, 1994.
    10.4*     Amended and Restated 1992 Stock Option Plan.
    10.5*     1994 Employee Incentive Bonus Plan.
    10.6      Stock Purchase Agreement between CVD Financial Corporation and Mercer International Inc. dated March 22, 1995.
              Incorporated by reference from Item 7, Amendment No. 5 to
              Schedule 13D filed by Mercer International Inc. with respect to the common shares of CVD Financial Corporation.
    10.7      Acquisition Agreement between Mercer International Inc. and
              Five Continents International dated for reference March 31,
              1995. Incorporated by reference from Form 8-K dated August
              12, 1995.
    10.8*     Form of Separation Agreement between Mercer International
              Inc. and Arbatax International Inc.

    21.       List of Subsidiaries of Registrant.
    23.       Independent Auditors Consent.
    27.       Article 5 -- Financial Data Schedule for the Year Ended
              December 31, 1997.

---------------

* Filed in Form 10-K for prior years.

(b) Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year.

Peterson Sullivan letterhead

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Mercer International Inc.

     We have audited the accompanying consolidated balance sheets of Mercer International Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercer International Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                  /s/ PETERSON SULLIVAN P.L.L.C.

March 16, 1998
Seattle, Washington

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                  1997        1996
                                                                --------    --------
ASSETS
Current Assets
  Cash and cash equivalents.................................    $  4,414    $  9,967
  Investments...............................................      56,285      81,863
  Receivables...............................................      22,329      18,366
  Inventories...............................................      15,799      20,668
  Other.....................................................       1,557       1,787
                                                                --------    --------
     Total current assets...................................     100,384     132,651
Long-Term Assets
  Properties................................................      87,806     142,257
  Investments...............................................       4,118       3,759
  Note receivable...........................................       7,000          --
  Deferred income tax assets................................      10,986      18,313
                                                                --------    --------
                                                                 109,910     164,329
                                                                --------    --------
                                                                $210,294    $296,980
                                                                ========    ========
LIABILITIES
Current Liabilities
  Accounts payable and accrued expenses.....................    $ 50,172    $ 62,465
  Notes payable.............................................       3,252       6,017
  Debt......................................................       4,329       2,647
                                                                --------    --------
     Total current liabilities..............................      57,753      71,129
Long-Term Liabilities
  Debt......................................................      15,039      28,610
  Other.....................................................       2,027       2,702
                                                                --------    --------
                                                                  17,066      31,312
                                                                --------    --------
     Total liabilities......................................      74,819     102,441

SHAREHOLDERS' EQUITY
Shareholders' Equity
  Preferred shares, no par value: 50,000,000 authorized, and issuable in series:
     Series A, 500,000 authorized, none issued and
      outstanding...........................................          --          --
     Series B, 3,500,000 authorized, none issued and
      outstanding...........................................          --          --
  Shares of beneficial interest, $1 par value: unlimited
    authorized, 15,033,722 and 14,750,638 issued and
    outstanding at December 31, 1997 and 1996..............       88,603      85,965
Cumulative translation adjustment...........................     (41,376)    (12,014)
Net unrealized loss on investments valuation................      (1,517)     (2,250)
Retained earnings...........................................      89,765     122,838
                                                                --------    --------
                                                                 135,475     194,539
                                                                --------    --------
                                                                $210,294    $296,980
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                1997        1996        1995
                                                              --------    --------    --------
Revenues
  Sales...................................................    $175,337    $174,097    $275,332
  Investments.............................................       8,770      11,060      10,359
  Other...................................................       --          1,572      15,046
                                                              --------    --------    --------
                                                               184,107     186,729     300,737
Expenses
  Cost of sales...........................................     141,559     145,432     191,726
  Special charges.........................................      48,452       --          --
  General and administrative..............................      23,600      24,863      42,217
  Interest expense........................................       3,046       3,978       4,543
                                                              --------    --------    --------
                                                               216,657     174,273     238,486
                                                              --------    --------    --------
Income (loss) from continuing operations before income
  taxes and minority interest.............................     (32,550)     12,456      62,251
Income tax benefit (provision)............................         (73)      3,101       9,132
                                                              --------    --------    --------
Income (loss) from continuing operations before minority
  interest................................................     (32,623)     15,557      71,383
Minority interest.........................................       --          --         (5,746)
                                                              --------    --------    --------
Income (loss) from continuing operations..................     (32,623)     15,557      65,637
Income (loss) of spun-off operation, net of applicable
  income tax provision of $219 in 1996 and $463 in 1995...       --            466      (1,454)
                                                              --------    --------    --------
     Net income (loss)....................................    $(32,623)   $ 16,023    $ 64,183
                                                              ========    ========    ========
Basic earnings (loss) per share
  Income (loss) from continuing operations................    $  (2.18)   $   1.12    $   5.24
  Income (loss) of spun-off operation.....................          --        0.03       (0.12)
                                                              --------    --------    --------
     Net income (loss)....................................    $  (2.18)   $   1.15    $   5.12
                                                              ========    ========    ========
Diluted earnings (loss) per share
  Income (loss) from continuing operations................    $  (2.18)   $   1.12    $   5.13
  Income (loss) of spun-off operation.....................       --           0.03       (0.11)
                                                              --------    --------    --------
     Net income (loss)....................................    $  (2.18)   $   1.15    $   5.02
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                                       NET
                                       SHARES OF BENEFICIAL INTEREST                                UNREALIZED
                                   -------------------------------------                             LOSS ON
                                                            AMOUNT PAID               CUMULATIVE    INVESTMENT
                                     NUMBER                 IN EXCESS OF   RETAINED   TRANSLATION   VALUATION
                                   OF SHARES    PAR VALUE    PAR VALUE     EARNINGS   ADJUSTMENT      AMOUNT      TOTAL
                                   ----------   ---------   ------------   --------   -----------   ----------   --------
Balance at December 31, 1994.....  10,850,311    $10,850      $10,074      $96,773     $ (4,750)     $(1,407)    $111,540
Repurchase of shares.............     (28,000)       (28)        (638)          --           --           --         (666)
Shares issued for acquisition of
  minority interest in
  subsidiaries...................   2,000,000      2,000       40,000           --       (4,872)          --       37,128
Shares issued for conversion of
  debentures and exercise of
  warrants.......................      26,212         26          276           --           --           --          302
Shares issued on exercise of
  options........................     477,500        478        7,727           --           --           --        8,205
Translation adjustments..........          --         --           --           --        7,890           --        7,890
Increase of investment valuation
  account........................          --         --           --           --           --       (1,567)      (1,567)
Net income.......................          --         --           --       64,183           --           --       64,183
                                   ----------    -------      -------      --------    --------      -------     --------
Balance at December 31, 1995.....  13,326,023     13,326       57,439      160,956       (1,732)      (2,974)     227,015
Dividend of shares pursuant to
  spin-off transaction...........          --         --           --      (54,141)       3,406           --      (50,735)
Shares issued for conversion of
  debentures.....................      81,515         82          726           --           --           --          808
Shares issued for exercise of
  options........................     152,500        152        1,478           --           --           --        1,630
Shares issued for the settlement
  of debt........................   1,350,000      1,350       13,831           --           --           --       15,181
Repurchase of shares.............    (159,400)      (159)      (2,260)          --           --           --       (2,419)
Translation adjustments..........          --         --           --           --      (13,688)          --      (13,688)
Decrease in investment valuation
  account........................          --         --           --           --           --          724          724
Net income.......................          --         --           --       16,023           --           --       16,023
                                   ----------    -------      -------      --------    --------      -------     --------
Balance at December 31, 1996.....  14,750,638     14,751       71,214      122,838      (12,014)      (2,250)     194,539
Shares issued for conversion of
  debentures.....................       6,731          7           62           --           --           --           69
Shares issued for exercise of
  options........................     169,500        169        1,332           --           --           --        1,501
Shares issued for the settlement
  of debt........................     100,000        100          901           --           --           --        1,001
Shares issued for the payment of
  debenture interest.............       4,853          5           45           --           --           --           50
Shares issued for cash...........      11,000         11           89           --           --           --          100
Repurchase of shares.............      (9,000)        (9)         (74)          --           --           --          (83)
Payment of dividends.............          --         --           --         (450)          --           --         (450)
Translation adjustments..........          --         --           --           --      (29,362)          --      (29,362)
Decrease in investment valuation
  account........................          --         --           --           --           --          733          733
Net loss.........................          --         --           --      (32,623)          --           --      (32,623)
                                   ----------    -------      -------      --------    --------      -------     --------
Balance at December 31, 1997.....  15,033,722    $15,034      $73,569      $89,765     $(41,376)     $(1,517)    $135,475
                                   ==========    =======      =======      ========    ========      =======     ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (IN THOUSANDS OF DOLLARS)

                                                                1997        1996        1995
                                                              --------    --------    --------
Cash Flows from Continuing Operating Activities
  Income (loss) from continuing operations................    $(32,623)   $ 15,557    $ 65,637
  Adjustments to reconcile income (loss) from continuing
     operations to cash from continuing operating
     activities
  Special charges.........................................      48,452          --          --
  Depreciation............................................      13,252      11,851      11,660
  Gain on sale of property................................        (991)     (1,572)         --
  Noncash asset acquisition...............................          --          --     (14,779)
  Deferred income taxes...................................          --      (3,101)     (9,132)
  Minority interest.......................................          --          --       5,746
  Other...................................................        (512)        (55)       (400)
Changes in current assets and liabilities
  Investment in trading securities........................       9,060     (21,005)    (65,684)
  Inventories.............................................       1,953       5,271      (7,291)
  Receivables.............................................      (7,150)      9,442      33,153
  Accounts payable and accrued expenses...................     (15,561)    (22,524)    (35,369)
  Other...................................................         100        (247)         (9)
                                                              --------    --------    --------
     Net cash provided by (used in)
       continuing operating activities....................      15,980      (6,383)    (16,468)
Cash Flows from Continuing Investing Activities
  Proceeds from the sales of available-for-sale
     securities...........................................          --       1,946       2,364
  Purchase of available-for-sale securities...............          --          --      (6,268)
  Sale of property........................................       3,024          --          --
  Purchase of fixed assets, net of investment grants......     (13,068)    (18,200)     (8,419)
  Increase (decrease) in notes receivable.................      (7,000)         --       1,219
  Other...................................................          33         (81)         90
                                                              --------    --------    --------
     Net cash used in continuing investing activities.....     (17,011)    (16,335)    (11,014)
Cash Flows from Continuing Financing Activities
  Increase in bank debts..................................       2,010       7,504      47,048
  Decrease in bank debts..................................      (6,676)       (959)    (47,730)
  Net proceeds on the issuance of (cost to repurchase)
     shares of beneficial interest........................       1,518        (789)      7,117
  Dividends...............................................        (450)         --          --
     Other................................................         (70)         --        (634)
                                                              --------    --------    --------
     Net cash provided by (used in) continuing financing
       activities.........................................      (3,668)      5,756       5,801
Effect of exchange rate changes on cash and cash
  equivalents.............................................        (854)     (1,028)      4,062
                                                              --------    --------    --------
Net cash used in continuing operations....................      (5,553)    (17,990)    (17,619)
Net cash flows from spun-off operation....................          --      (1,273)      4,337
                                                              --------    --------    --------
Net decrease in cash and cash equivalents.................      (5,553)    (19,263)    (13,282)
Cash and Cash Equivalents, beginning of year..............       9,967      29,230      42,512
                                                              --------    --------    --------
Cash and Cash Equivalents, end of year....................    $  4,414    $  9,967    $ 29,230
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mercer International Inc. and subsidiaries ("the Company") is a business trust organized under the laws of the State of Washington, USA. Under Washington law, shareholders of a business trust have the same limited liability as shareholders of a corporation. The Company presently operates in the pulp and paper industry in Europe. The industry is cyclical in nature and the markets for the Company's products are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effects on the cost of materials for the Company and the eventual sales price of products. The amounts in the notes are rounded to the nearest thousand except for the per share amounts.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions of continuing operations have been eliminated.

     Effective June 3, 1996, the Company completed the spin-off of approximately 83% of the outstanding shares of common stock of its subsidiary, MFC Bancorp Ltd. ("MFC") as a dividend to the Company's shareholders. MFC's operating results are included in these consolidated statements of operations and cash flows for the period January 1, 1996 through June 2, 1996, and for the year ended December 31, 1995.

     MFC represented the Company's financial services segment which included activities in the United States and Canada. Revenues for MFC were $14,927 for the period January 1, 1996 through June 2, 1996 (inclusive of $823 in preferred dividends from an affiliate) and $20,895 in 1995 (inclusive of $2,967 in preferred dividends from an affiliate). Included in the net assets spun-off was an amount payable by the Company which was settled in September 1996 with 700,000 shares of the Company's stock valued at $7,787 and a promissory note amounting to $14,543 due January 1, 1999, with interest at 8%. Further, the Company paid to MFC $2,212 which was due from another affiliate as part of the separation agreement.

     Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are recorded at cost which approximates market. The Company maintains cash balances in foreign financial institutions in excess of insured limits.

INVESTMENTS

     The Company's available-for-sale and trading securities are stated at their fair values. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of shareholders' equity until realized and, for trading securities any unrealized gains or losses are included in the results of operations. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses.

INVENTORIES

     Inventories of pulp are stated at the lower of cost (average cost method) or market. Paper products are stated at the lower of cost (first-in, first-out method) or market.

PROPERTIES

     Depreciable properties are stated at cost unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its carrying amount in which case an impairment loss is recognized based on the fair value of the asset.

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

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Under FAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. FAS 128 is effective for interim and annual financial statements ending after December 15, 1997. The adoption of FAS 128 resulted in a restatement of the Company's earnings per share in prior periods.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for years beginning after December 15, 1997. The primary objective of this statement is to report and disclose a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. The Company does not anticipate that the statement will have a significant impact on its future financial statements.

     Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," is effective for years beginning after December 15, 1997. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements other than potentially providing more financial statement disclosures.

     Statement of Financial Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits. This statement requires additional information on changes in benefit obligations and fair values of plan assets. It revises prior standards and is effective for years beginning after December 15, 1997. Because the Company does not currently have any significant employee benefit plans nor intends to initiate any in the near-term, there should not be an impact on its financial statements.

NOTE 2.  SPECIAL CHARGES

     The Company has two wholly-owned subsidiaries located in Germany which operate in the pulp and paper industries. Spezialpapierfabrik Blankenstein GmbH ("SPB") operates primarily in the pulp industry. The other subsidiary, Dresden Papier AG ("DPAG"), is a manufacturer of recycled paper products.

     During 1997, management decided to enhance the production efficiency of SPB's pulp mill and to emphasize the production of kraft pulp rather than sulphite pulp. Sulphite pulp production has accounted for a significant amount of SPB's pulp production. Management expects the efficiency improvements and the product conversion will increase production by 75% to 280,000 metric tons of pulp annually, reduce energy and labor costs, and improve the quality of the final product. Management estimates that SPB will incur expenditures of approximately $325,000 during the conversion process which is expected to begin in 1998 and be completed by the fourth quarter of 1999. During this period, pulp production will be reduced. However, the effect on operating results due to the reduction in pulp output cannot be determined at this time.

     As a consequence of SPB's conversion, certain equipment will either no longer be useful or will need significant modification. Therefore, such equipment has been deemed impaired and written down to its estimated fair value. Fair value was determined based on engineering estimates as well as disposal values experienced in the industry. Accordingly, an unrealized impairment loss of $26,385 has been included in special charges in the results of operations for 1997. The unrealized loss represents the excess of the equipment's carrying value of $29,164 over estimated fair value of $2,779.

     Also, during 1997, management decided to sell three of DPAG's paper mills. Management believes that the mills to be sold no longer fit with their strategic plan for DPAG's future operations. Management anticipates that the mills will be sold in the near-term. In connection with the plan of disposal, management believes that the carrying values of these mills exceed their estimated fair values based on current market data. Therefore, an unrealized loss of $14,901 has been included as part of special charges in the 1997 results of operations. The unrealized loss represents the difference between carrying value of $28,415 over estimated fair value of $13,514 of these mills. The estimated results of operations of these mills was a combined loss of approximately $2,400 for the year ended December 31, 1997.

     The amounts classified as special charges in the 1997 statements of operations, which total $48,452, consists of the unrealized impairment losses above amounting to $41,286, a decrease in the deferred income tax asset of $4,992, and $2,174 of employee severance and other costs. However, these special charges are based on estimates. These estimates may change in the near-term, and the change may be material.

     SPB was previously known as Zellstoff-und Papierfabrik Rosenthal GmbH. The name change occurred in 1997.

     SPB has a fiber supply contract with another company which expires December 1998, with six months notice required at a cost-plus rate. SPB and DPAG have labor agreements which expire in the year 2002 and 1999, respectively.

     SPB's and DPAG's revenues were derived from the following geographic areas:

                                                                YEARS ENDED DECEMBER 31
                                                                -----------------------
                                                                1997     1996     1995
                                                                -----    -----    -----
Germany.....................................................    55.6%    58.2%    62.4%
European Union..............................................    34.1%    28.0%    26.3%
Other.......................................................    10.3%    13.8%    11.3%

NOTE 3.  INVESTMENTS

     Trading securities are classified as current investments and summarized as follows:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Bonds.......................................................    $33,464    $52,043
Equity securities...........................................     22,821     29,820
                                                                -------    -------
                                                                $56,285    $81,863
                                                                =======    =======

     The change in net unrealized holding gains on trading securities which has been included in earnings was $1,067, $888 and $3,736 during 1997, 1996 and 1995, respectively. Included within equity securities are investments in two companies that represent 50% and 45% of the total value of equity securities at December 31, 1997 and 1996, respectively.

     Available-for-sale securities consist of equity securities and have been classified as long-term investments. These securities may be summarized as follows:

                                                                         DECEMBER 31
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                -------    -------    -------
Proceeds from sales.........................................    $ --       $ 1,946    $ 2,364
Realized gains..............................................      --           415      --
Fair value held.............................................      1,488      1,015      2,900
Cost of securities held.....................................      3,005      3,265      5,874
Unrealized loss in shareholders' equity.....................     (1,517)    (2,250)    (2,974)

     Sales of available-for-sale securities in 1995 represented all of the Company's 34.6% interest in an affiliate. The sale resulted in no gain or loss and was to another affiliate where a Company officer and director was a board member.

     Included in long-term investments are preferred shares in an affiliate of MFC which are stated at cost of $2,630 and $2,744 at December 31, 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of other financial instruments at December 31 is summarized as follows:

                                                             1997                   1996
                                                      -------------------    -------------------
                                                      CARRYING     FAIR      CARRYING     FAIR
                                                       AMOUNT      VALUE      AMOUNT      VALUE
                                                      --------    -------    --------    -------
Cash and cash equivalents.........................    $ 4,414     $ 4,414    $ 9,967     $ 9,967
Loan receivable...................................      3,484       3,484         --          --
Note receivable...................................      7,000       7,000         --          --
Preferred shares in affiliate.....................      2,630       2,630      2,744       2,744
Notes payable.....................................      3,252       3,252      6,017       6,017
Long-term debt....................................     19,368      18,543     31,257      30,613

     None of the Company's financial instruments are derivatives. The fair value of cash and cash equivalents is based on reported market value. The loan receivable of $3,484 bears interest at 8%, is collateralized by inventory, accounts receivable and property, and will be due in 1998. The value of the loan receivable is estimated at its face amount due to its terms. The note receivable is from one company, bears interest at 7%, is due on July 31, 2000, and has no collateral. Its value is based on the value of similar long-term receivables. The preferred shares in affiliate's value is based on their retractability feature and dividend rate compared to other securities. The fair value of notes payable was based on the value of similar debt incurred in the pulp and paper industry. The fair value of long-term debt was determined using discounted cash flows at prevailing market rates. The other long-term liabilities which have a carrying value of $2,027 and $2,334 at December 31, 1997 and 1996, respectively are primarily an accrued environmental liability at SPB and a pension liability at DPAG. These liabilities may be partially reimbursable. Further, the Company cannot estimate at this time when these amounts will be paid. Therefore, the fair value of other long-term liabilities cannot be determined.

NOTE 4. RECEIVABLES

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Sale of paper and pulp products.............................    $10,280    $10,146
Loan receivable.............................................      3,484         --
Sale of property............................................         --      2,391
Other.......................................................      8,565      5,829
                                                                -------    -------
                                                                $22,329    $18,366
                                                                =======    =======

NOTE 5. INVENTORIES

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Pulp and paper
  Raw materials.............................................    $10,073    $ 9,426
  Work in process and finished goods........................      5,726     11,242
                                                                -------    -------
                                                                $15,799    $20,668
                                                                =======    =======

NOTE 6. PROPERTIES

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
Land........................................................    $ 14,993    $ 14,740
Buildings...................................................      18,440      21,769
Production and other equipment..............................     102,032     141,999
                                                                --------    --------
                                                                 135,465     178,508
Less: Accumulated depreciation..............................      47,659      36,251
                                                                --------    --------
                                                                $ 87,806    $142,257
                                                                ========    ========

NOTE 7.  NOTES PAYABLE

                                                                  DECEMBER 31
                                                                ----------------
                                                                 1997      1996
                                                                ------    ------
Bank loan, 6.5% interest, payable monthly, callable with
  four weeks notice, collateralized by inventory............    $1,676    $ --
Bank loan, 6.5% interest, payable monthly, callable with
  four weeks notice, collateralized by inventory............     1,576      --
Bank loan, 7% interest, payable monthly, due April 1997,
  collateralized by inventory...............................      --       3,077
Bank loan, 6.5% interest, payable monthly, due February
  1997, collateralized by inventory.........................      --       1,981
Bank loan, 10% interest, due July 1997, unsecured...........      --         959
                                                                ------    ------
                                                                $3,252    $6,017
                                                                ======    ======

NOTE 8.  LONG-TERM DEBT

                                                                   DECEMBER 31
                                                                ------------------
                                                                   1997       1996
                                                                -------    -------
Note payable, 8% interest, due January 1999, unsecured......    $ 4,474    $14,543
Loan from governmental agency, 7% interest payable annually,
  due 2004, collateralized by fixed assets..................      5,559      6,584
Loan from governmental agency, non-interest bearing, due in
  annual installments of $556, payments beginning June 30,
  1997, unsecured...........................................      2,779      3,249
Bank loan, interest at 5.5% payable quarterly, principal
  payments of $357 are due semi-annually, collateralized by
  land and buildings........................................      2,502      2,924
Bank loan, interest at LIBOR plus 2% (resulting in a rate of
  5.53% at December 31, 1997) interest payable monthly,
  principal payments of $116 are due quarterly,
  collateralized by land and buildings......................      1,395      1,631
Note payable, interest at 13.5%, payable $256 per quarter,
  due June 1998, unsecured..................................        315      1,247
Note payable, interest at a bank's discount rate plus 2%
  (resulting in a rate of 4.5% at December 31, 1997)
  interest payable quarterly, due on demand, collateralized
  by land and buildings.....................................      1,668      --
Other.......................................................        676      1,079
                                                                -------    -------
                                                                 19,368     31,257
Less: Current portion.......................................      4,329      2,647
                                                                -------    -------
                                                                $15,039    $28,610
                                                                =======    =======

     As of December 31, 1997, the principal maturities of long-term debt are as follows:

MATURES                                                          AMOUNT
-------                                                         -------
1998........................................................    $ 4,329
1999........................................................      6,428
2000........................................................      1,730
2001........................................................      1,320
2002........................................................      --
Thereafter..................................................      5,561
                                                                -------
                                                                $19,368
                                                                =======

     Interest paid amounted to $3,161 in 1997, $2,693 in 1996 and $3,697 in 1995. Interest amounting to $246 and $668 has been capitalized in property and equipment during 1996 and 1995, respectively. There was no interest capitalized in 1997.

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                   DECEMBER 31
                                                                ------------------
                                                                   1997       1996
                                                                -------    -------
Trade payables..............................................    $17,925    $25,773
Accounts payable and accrued expenses.......................     26,353     28,976
Payable for securities......................................      5,894      6,838
Other.......................................................      --           878
                                                                -------    -------
                                                                $50,172    $62,465
                                                                =======    =======

     At December 31, 1996, accrued expenses amounting to $17,141 were combined with SPB and DPAG properties. In the 1997 consolidated financial statements, this amount has been classified in December 31, 1996, liabilities.

NOTE 10.  INCOME TAXES

     The deferred recovery of (provision for) income taxes on income consists of the following:

                                                                   YEAR ENDED DECEMBER 31
                                                                ----------------------------
                                                                 1997       1996       1995
                                                                -------    -------    ------
U.S.........................................................    $   (73)   $(1,456)   $2,380
Non U.S.....................................................     (4,992)     4,557     6,752
                                                                -------    -------    ------
Deferred recovery of (provision for) income taxes...........    $(5,065)   $ 3,101    $9,132
                                                                =======    =======    ======

     The 1997 provision includes $4,992 which has been allocated to special charges.

     Differences between the U.S. Federal Statutory and the Company's effective rates are as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                                ------------------------------
                                                                 1997       1996        1995
                                                                -------    -------    --------
U.S. Federal statutory rates on income from continuing
  operations before considering minority interest...........    $11,091    $(4,234)   $(21,165)
Increase (decrease) in taxes resulting from:
  Non U.S. income...........................................     (7,991)     6,805      24,630
  Valuation allowance.......................................     (8,165)       530       5,667
                                                                -------    -------    --------
                                                                $(5,065)   $ 3,101    $  9,132
                                                                =======    =======    ========

     Deferred tax assets are composed of the following:

                                                                  1997         1996
                                                                ---------    ---------
Non U.S. tax loss carryforwards.............................    $ 104,553    $ 134,552
Difference in non U.S. tax basis of depreciable assets......       22,955       --
U.S. tax loss carryforward..................................        2,114          924
Foreign tax credits.........................................        2,500        2,500
                                                                ---------    ---------
                                                                  132,122      137,976
Valuation allowance.........................................     (121,136)    (119,663)
                                                                ---------    ---------
  Net deferred tax asset....................................    $  10,986    $  18,313
                                                                =========    =========

     The non U.S. tax loss carryforwards are attributable to the operations of SPB and DPAG. During 1995 and 1996, management, in consultation with industry experts, decreased the valuation allowance by $11,309 ($4,557 in 1996 and $6,752 in 1995). During 1997, the German government changed the tax law with respect to the utilization of tax losses. The change potentially restricts utilization of tax losses by successor entities in an acquisition. Because the tax law change is subject to future interpretation, the Company has recorded a tax benefit for the total amount of the losses and provided a reserve primarily for those losses occurring prior to acquisition. Management believes that, while realization of the deferred tax assets is not assured, it is more likely than not that they will be realized.

     The Company's U.S. net operating losses of approximately $7,100 at December 31, 1997. Losses of $3,600 and $3,500 will expire in 2011 and 2012, respectively, if not used. The remaining German tax losses of approximately $188,000 at December 31, 1997, may be carried forward indefinitely.

     Income (loss) from foreign source operations amounted to $(23,503), $20,015 and $72,437 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are intended to be indefinitely reinvested in operations. Further, any U.S. income tax benefit which may be attributable to the unrealized losses in available-for-sale securities have been fully reserved.

     The Company's foreign tax credits are available to be used against U.S. income tax resulting from general limitation income in the approximate amount of $2,500. Of these credits, $900 will expire in 1999 and $1,600 in 2000 if they are not utilized.

NOTE 11.  STOCK-BASED COMPENSATION

     The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 2,000,000 shares of beneficial interest including options for 100,000 shares to directors who are not officers or employees.

     During 1997, options to acquire 635,000 shares of beneficial interest at $8.50 were granted to officers and employees of the Company which vest one-third at grant date and one-third each year for the next two years. These options expire in ten years. The weighted fair value of these options was $2.71 each.

     During 1996, options to acquire 139,500 shares at $21.50, 35,000 shares at $13.88 and 60,000 shares at $9.50 were granted to officers and employees of the Company. The 35,000 options and the 60,000 options were to vest one-third at the grant date and one-third each year for the next two years. All other options discussed in this note vest one-half at the grant date and the rest at the end of one year. All options expire in ten years. Also, during 1996, directors of the Company were granted options to acquire 12,000 shares at $20.50.

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

     Following is a summary of the status of the plan during 1997, 1996 and 1995:

                                                                NUMBER OF    WEIGHTED AVERAGE
                                                                 SHARES       EXERCISE PRICE
                                                                ---------    ----------------
Outstanding at January 1, 1995..............................     453,000          $12.55
Granted.....................................................     600,000           19.75
Exercised...................................................    (477,500)          16.29
Forfeited...................................................     (45,000)          18.14
                                                                --------          ------
Outstanding at December 31, 1995............................     530,500           16.84
Granted.....................................................     246,500           15.58
Exercised...................................................    (152,500)          10.69
Forfeited...................................................    (229,000)          17.33
                                                                --------          ------
Outstanding at December 31, 1996............................     395,500           14.88
Granted.....................................................     635,000            8.50
Exercised...................................................    (169,500)           8.85
Forfeited...................................................     (60,000)          13.88
                                                                --------          ------
Outstanding December 31, 1997...............................     801,000          $11.01
                                                                ========          ======

     Following is a summary of the status of options outstanding at December 31, 1997:

                    OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS
------------------------------------------------------------   --------------------------
                         WEIGHTED AVERAGE   WEIGHTED AVERAGE             WEIGHTED AVERAGE
  EXERCISE                  REMAINING           EXERCISE                     EXERCISE
PRICE RANGE    NUMBER    CONTRACTUAL LIFE        PRICE         NUMBER         PRICE
------------   -------   ----------------   ----------------   -------   ----------------
$8.50-11.66    596,500         9.6               $ 8.77        246,165        $ 9.15
$16.89-18.47   204,500         7.9               $17.50        204,500        $17.50

COMPENSATION

     The Company applies Accounting Principles Board Opinion 25 in accounting for its stock option plan. There was no compensation expense incurred based on options granted in either 1997 or 1996. However, compensation costs charged to operations was $420 in 1995 as a result of options granted. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and earnings per share would have been adjusted as follows:

                                                                  1997       1996       1995
                                                                --------    -------    -------
Net Income (Loss)
  As reported...............................................    $(32,623)   $16,023    $64,183
                                                                ========    =======    =======
  Pro forma.................................................    $(33,484)   $15,027    $63,205
                                                                ========    =======    =======
Basic Earnings (Loss) Per Share
  As reported...............................................    $  (2.18)   $  1.15    $  5.12
                                                                ========    =======    =======
  Pro forma.................................................    $  (2.23)   $  1.08    $  5.04
                                                                ========    =======    =======
Diluted Earnings (Loss) Per Share
  As reported...............................................    $  (2.18)   $  1.15    $  5.02
                                                                ========    =======    =======
  Pro forma.................................................    $  (2.23)   $  1.08    $  4.94
                                                                ========    =======    =======

     The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

                                                                 1997       1996       1995
                                                                -------    -------    -------
Risk-free interest rate.....................................        6.0%       5.0%       5.0%
Expected life of the options................................    2 years    2 years    2 years
Expected volatility.........................................      49.80%     49.62%     38.45%
Expected dividend yield.....................................        0.0%       0.0%       0.0%

NOTE 12.  SHAREHOLDERS' EQUITY

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

     The Company has reserved 110,000 Series A Junior Participating Preferred Shares in connection with the rights. The preferred shares are entitled to quarterly dividends of $10 per share and have 100 votes per share. However, the preferred shares will be entitled to an aggregate dividend of 100 times any dividends declared on shares of beneficial interest and an aggregate of 100 times any payment to shares of beneficial interest on merger or liquidation.

     Also, during a prior year the Company authorized the issuance of 3.5 million shares of Cumulative Retractable Convertible Preferred Shares, Series B at a price of $20 per share. These shares have a cumulative dividend rate of up to 4%, a liquidation preference of $20 per share plus unpaid dividends, a redemption right beginning January 1, 2004 at $20 per share plus unpaid dividends, and may convert up to 10% of the issued and outstanding shares into shares of beneficial interest based on dividing the issue price plus unpaid dividends by $20 per share.

NOTE 13.  EARNINGS PER SHARE

     The earnings per share data required under FAS 128 for years ended December 31 is summarized as follows:

                                                                        INCOME (LOSS)
                                                               -------------------------------
                                                                 1997       1996        1995
                                                               --------    -------    --------
Income (loss) from continuing operations...................    $(32,623)   $15,557    $ 65,637
Effect of dilutive securities, interest on convertible
  debentures...............................................       --            11          15
                                                               --------    -------    --------
                                                               $(32,623)   $15,568    $ 65,652
                                                               ========    =======    ========

                                                                         SHARES
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Basic earnings per share, weighted number of shares
  outstanding........................................    14,994,826    13,829,056    12,525,519
Effect of dilutive securities:
  Convertible debentures.............................            --        21,756        28,436
  Warrants...........................................            --        33,900        77,281
  Options............................................            --        72,393       155,953
                                                         ----------    ----------    ----------
                                                         14,994,826    13,957,105    12,787,189
                                                         ==========    ==========    ==========

     For the year ended December 31, 1997, convertible debentures, warrants and options were not included in the computation of diluted EPS because they are anti-dilutive. Options to acquire 192,500 were outstanding at December 31, 1996, but were not included in the computation of diluted shares because the options' exercise price was greater than the average market price of the shares. The Company issued 145,000 additional shares subsequent to December 31, 1997.

NOTE 14.  TRANSACTIONS WITH AFFILIATES

     In connection with the spin-off discussed in Note 1, the Company assumed the debt, which it had previously guaranteed, of an affiliate of MFC in the amount of $2,052. In exchange for the assumption, the Company received shares in a publicly-traded affiliate having a fair value of $1,496, which is less than fair value at December 31, 1997, and a note for $556. The note was paid in full in 1997. Under the terms of the exchange, the affiliate may replace the shares with other assets.

     During 1996, SPB acquired bonds in a subsidiary of the spun-off entity with a face amount of $5,922 for $4,548. SPB acquired $6,000 in convertible debentures of the spun-off entity. The spun-off entity acquired the subsidiary's bonds for $5,922 and SPB recorded income of $1,374 as a result of this transaction for the year ended December 31, 1996. Finally, SPB converted the debentures into 857,143 common shares of the spun-off entity at the market price.

     The Company has net receivables from two officers and trustees amounting to $360 and $366 as of December 31, 1997 and 1996, respectively. An entity related to one of these trustees was reimbursed for expenses and fees of $224 and $232 during 1997 and 1996, respectively, and was due $55 and $77 from the Company at December 31, 1997 and 1996, respectively.

NOTE 15.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

     Significant noncash transactions in 1997 include:

     - Bank debt was extinguished with 100,000 of the Company's shares of beneficial interest which approximated fair value.

     - Note payable of $5,226 was extinguished with trading securities with the same market value.

     - Shares of beneficial interest with a fair value of $50 were issued as payment for debenture interest.

     Significant noncash transactions in 1996 include:

     - The Company received 546,441 shares of common stock and a note in exchange for assuming debt amounting to $2,052 of an affiliate. The shares had a fair value of $1,496 and the note amounted to $556.

     - The Company settled its amount payable to the spun-off entity with 700,000 shares of its common stock with a fair value of $7,787 and a promissory note for $14,543.

     - The Company paid bank debt of $12,459 with 650,000 of the Company's shares having a market value of $7,394 and MFC shares remaining after the spin-off with a fair value of $5,065.

     - As discussed in Note 1, the Company spun-off 83% of MFC amounting to $50,735 net of a foreign currency translation adjustment.

     Significant noncash transactions in 1995 include:

     - During the year, 2,000,000 shares of beneficial interest amounting to $42,000 were issued to acquire another entity's thirty percent ownership in SPB and DPAG.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1997 and 1996, SPB has recorded a liability for environmental conservation expenditures of $1,668 and $1,949, respectively. DPAG has also recorded $278 and $325 at December 31, 1997 and 1996, respectively, as estimated potential liabilities for environmental conservation expenditures. Management believes the liability amount recorded is sufficient, however, future regulations in Germany may result in additional liability.

     SPB and DPAG are required to pay certain charges based on water pollution levels at their manufacturing facilities. Unpaid charges can be reduced by investing in qualifying equipment that results in less water pollution. SPB and DPAG believe equipment investments already made will offset most of these charges, but they have not received final determination from the appropriate authorities. Accordingly, a liability for these water charges has only been recognized to the extent that equipment investments have not been made.

     SPB is not permitted under its original purchase agreement to make distributions to the Company or make payments on a certain loan payable to the Company prior to January 1999. The assets which may not be distributed amount to approximately $117,000 at December 31, 1997. However, the Company may expand or invest through SPB.

     The Company is currently negotiating with an agency of the German government to conclude and settle its remaining obligations under the original contract under which SPB and DPAG were acquired from the government.

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

                           MERCER INTERNATIONAL INC.
                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        QUARTER ENDED
                                                       -----------------------------------------------
                                                       MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                       --------   -------   ------------   -----------
1997
Net Sales............................................   44,354     45,740      48,306         45,707
Gross profit.........................................    9,886     10,949      10,978         10,735
Income before extraordinary items and cumulative
  effect
  of a change in accounting..........................    3,184      4,111       4,754        (44,672)
Income before extraordinary items and cumulative
  effect
  of a change in accounting, per share*..............     0.21       0.27        0.31          (2.97)
Net income...........................................    3,184      4,111       4,754        (44,672)

1996
Net Sales............................................   49,873     49,677      46,916         40,263
Gross profit.........................................   13,258     10,298      10,612          7,129
Income before extraordinary items and cumulative
  effect
  of a change in accounting..........................    5,860      2,873       3,140          3,684
Income before extraordinary items and cumulative
  effect
  of a change in accounting, per share*..............     0.43       0.21        0.23           0.25
Net income...........................................    5,890      3,309       3,140          3,684

---------------

* on a diluted basis

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1998                     MERCER INTERNATIONAL INC.


                                          By: /s/ Jimmy S.H. Lee
                                              --------------------------------
                                              Jimmy S.H. Lee
                                              Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jimmy S.H. Lee                                       Date: March 27, 1998
-----------------------------------------------------
Jimmy S.H. Lee
Chairman, Chief Executive Officer
and Trustee

/s/ Michel Arnulphy                                      Date: March 27, 1998
-----------------------------------------------------
Michel Arnulphy
Trustee

/s/ C.S. Moon                                            Date: March 27, 1998
-----------------------------------------------------
C.S. Moon
Trustee

/s/ M. Reidel                                            Date: March 27, 1998
-----------------------------------------------------
M. Reidel
Chief Financial Officer and Trustee

Peterson Sullivan letterhead

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Mercer International Inc.

     Our report on the consolidated financial statements of Mercer International Inc. is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ PETERSON SULLIVAN P.L.L.C.

March 16, 1998
Seattle, Washington

                           MERCER INTERNATIONAL INC.

          SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
ASSETS
  Cash......................................................      4,414      9,967
  Receivables...............................................     29,329     18,366
  Inventories...............................................     15,799     20,668
  Investments...............................................     60,403     85,622
  Properties................................................     87,806    142,257
  Deferred income tax assets................................     10,986     18,313
  Other.....................................................      1,557      1,787
                                                                -------    -------
                                                                210,294    296,980
                                                                =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses.....................     52,199     65,167
  Debt......................................................     22,620     37,274
  Shareholders' equity......................................    135,475    194,539
                                                                -------    -------
                                                                210,294    296,980
                                                                =======    =======

STATEMENT OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                -------    -------    -------
Revenues
  Pulp and paper and related sales..........................    175,337    174,097    275,332
  Investments...............................................      8,770     11,060     10,359
  Other.....................................................         --      1,572     15,046
                                                                -------    -------    -------
                                                                184,107    186,729    300,737
Expenses
  Cost of sales.............................................    141,559    145,432    191,726
  General and administrative................................     23,600     24,863     42,217
  Interest..................................................      3,046      3,978      4,543
  Special charges...........................................     48,452         --         --
  Income tax (recovery).....................................         73     (3,101)    (9,132)
  Minority interest.........................................         --         --      5,746
                                                                -------    -------    -------
                                                                216,730    171,172    235,100
                                                                -------    -------    -------
Income (loss) from continuing operations....................    (32,623)    15,557     65,637
                                                                =======    =======    =======

STATEMENT OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                -------    -------    -------
Net cash provided by (used in) operating activities.........     15,980     (6,383)   (16,468)
Net cash used in investing activities, purchase of fixed
  assets....................................................    (17,011)   (16,335)   (11,014)
Net cash provided by (used in) financing activities.........     (4,522)     4,728      9,863
Net cash provided by (used in) spun-off operation...........         --     (1,273)     4,337
                                                                -------    -------    -------
Net change in cash..........................................     (5,553)   (19,263)   (13,282)
Cash and cash equivalent, beginning of year.................      9,967     29,230     42,512
                                                                -------    -------    -------
Cash and cash equivalent, end of year.......................      4,414      9,967     29,230
                                                                =======    =======    =======

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
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

   10.2       Acquisition Agreement among Treuhandanstalt, Zellstoff-und
              Papierfabrik Rosenthal GmbH, Raboisen
              Einhundertsechsundfunfzigste Vermogens-
              verwaltungsgesellschaft GmbH, to be renamed ZPR
              Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer
              International Inc. and 448380 B.C. Ltd. dated July 3, 1994.
              Incorporated by reference from Form 8-K dated July 3, 1994.

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

   10.8*      Form of Separation Agreement between Mercer International
              Inc. and Arbatax International Inc.

   21.        List of Subsidiaries of Registrant.

   23.        Independent Auditors Consent.

   27.        Article 5 -- Financial Data Schedule for the Year Ended
              December 31, 1997.

---------------

* Filed in Form 10-K for prior years.