Form 10-Q
period 1998-03-31
MERCER INTERNATIONAL INC
filed 1998-05-15
CIK 75659

==============================================================================


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to
                                             -------    -------

                        Commission File No.: 000-09409

                          MERCER INTERNATIONAL INC.
            (Exact name of Registrant as specified in its charter)


            Washington                                 91-6087550
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

The Registrant had 15,178,722 shares of beneficial interest outstanding as at May 14, 1998.


==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                          MERCER INTERNATIONAL INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (Unaudited)

                          MERCER INTERNATIONAL INC.

                         CONSOLIDATED BALANCE SHEETS
                  As at March 31, 1998 and December 31, 1997
                                 (Unaudited)
                            (dollars in thousands)

                                               March 31,        December 31,
                                                 1998               1997
                                             ------------       ------------
                ASSETS

Current Assets
   Cash and cash equivalents                 $      2,132       $      4,414
   Investments                                     53,984             56,285
   Receivables                                     29,175             22,329
   Inventories                                     15,226             15,799
   Other                                            1,575              1,557
                                             ------------       ------------
      Total current assets                        102,092            100,384

Long-Term Assets
   Properties                                      88,426             87,806
   Investments                                      4,706              4,118
   Note receivable                                  7,000              7,000
   Deferred income tax assets                      10,711             10,986
                                             ------------       ------------
                                                  110,843            109,910
                                             ------------       ------------
                                             $    212,935       $    210,294
                                             ============       ============

                LIABILITIES

Current Liabilities
   Accounts payable and accrued expenses     $     47,703       $     50,172
   Notes payable                                    2,790              3,252
   Debt                                             3,722              4,329
                                             ------------       ------------
      Total current liabilities                    54,215             57,753

Long Term Liabilities
   Debt                                            15,388             15,039
   Other                                            1,972              2,027
                                             ------------       ------------
                                                   17,360             17,066
                                             ------------       ------------
      Total liabilities                            71,575             74,819

                SHAREHOLDERS' EQUITY

Shares of beneficial interest                      89,799             88,603
Cumulative translation adjustment                 (43,554)           (41,376)
Net unrealized loss on investments
   valuation                                         (912)            (1,517)
Retained earnings                                  96,027             89,765
                                             ------------       ------------
                                                  141,360            135,475
                                             ------------       ------------
                                             $    212,935       $    210,294
                                             ============       ============

  The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                For Three Months Ended March 31, 1998 and 1997
                                 (Unaudited)
            (dollars in thousands, except for earnings per share)

                                                 1998               1997
                                             ------------       ------------
Revenues
   Sales                                     $     49,093       $     42,132
   Investments                                      3,416              2,222
                                             ------------       ------------
                                                   52,509             44,354
Expenses
   Cost of sales                                   39,580             34,468
   General and administrative                       5,874              5,804
   Interest expenses                                  793                884
                                             ------------       ------------
                                                   46,247             41,156
                                             ------------       ------------

Income from operations before
   income taxes                                     6,262              3,198
Income taxes                                            -                 14
                                             ------------       ------------

Net income                                          6,262              3,184

Retained earnings, beginning of period             89,765            122,838
                                             ------------       ------------

Retained earnings, end of period             $     96,027       $    126,022
                                             ============       ============
Earnings per share
   Basic                                     $       0.41       $       0.21
                                             ============       ============
   Diluted                                   $       0.41       $       0.21
                                             ============       ============

  The accompanying notes are an integral part of these financial statements.

                          MERCER INTERNATIONAL INC.

                      STATEMENT OF COMPREHENSIVE INCOME
                For Three Months Ended March 31, 1998 and 1997
                                 (Unaudited)
                            (dollars in thousands)

                                                 1998               1997
                                             ------------       ------------

Net income                                   $      6,262       $      3,184

Other comprehensive income (loss):
   Foreign currency translation
     adjustments                                   (2,178)           (15,666)
   Unrealised gain on securities                      605                412
                                             ------------       ------------

   Other comprehensive loss                        (1,573)           (15,254)
                                             ------------       ------------

Total comprehensive income (loss)            $      4,689       $    (12,070)
                                             ============       ============

The accompanying notes are an integral part of these financial statements.

                          MERCER INTERNATIONAL INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Three Months Ended March 31, 1998 and 1997
                                 (Unaudited)
                            (dollars in thousands)

                                                      1998           1997
                                                  ------------   ------------

Cash Flows from Continuing Operating Activities:
  Net income from continuing operations           $      6,263   $      3,184
  Adjustments to reconcile net income from
    continuing operations to cash
    from continuing operating activities
    Depreciation and amortization                        3,289          2,987
    Non-cash asset acquisitions                         (2,502)        (5,057)
                                                  ------------   ------------
                                                         7,050          1,114

  Changes in current assets and liabilities
    Investment in trading securities                       785          1,769
    Inventories                                            143          1,939
    Receivables                                         (9,240)           796
    Accounts payable and accrued expenses                2,023         (7,422)
    Other                                                  (11)           144
                                                  ------------   ------------
      Net cash provided by (used in)
        continuing operating activities                    750         (1,660)

Cash Flows from Investing Activities of
    Continuing Operations:
    Purchase of fixed assets                            (3,923)        (1,864)
    Other                                                   14              8
                                                  ------------   ------------
      Net cash used in investing
        activities of continuing
        operations                                      (3,909)        (1,856)

Cash Flows from Financing Activities of
    Continuing Operations:
    Increase in bank indebtedness                          831              -
    Decrease in bank indebtedness                       (1,080)        (2,684)
    Net proceeds on issuance
      (cost to repurchase) of shares of
      beneficial interest                                1,196            570
                                                  ------------   ------------
      Net cash provided by (used in)
        financing activities of
        continuing operations                              947         (2,114)

Effect of exchange rate changes
  on cash and cash equivalents                             (70)          (289)
                                                  ------------   ------------

Net decrease in cash and cash equivalents               (2,282)        (5,919)

Cash and cash equivalents,
  beginning of period                                    4,414          9,967
                                                  ------------   ------------
Cash and cash equivalents, end of period          $      2,132   $      4,048
                                                  ============   ============

  The accompanying notes are an integral part of these financial statements.

                          MERCER INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THREE MONTHS ENDED MARCH 31, 1998

                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 1997. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results of the interim periods presented.

NOTE 2.  EARNINGS PER SHARE
---------------------------

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 15,243,379 and 14,948,429 for the three months ended March 31, 1998 and 1997, respectively.

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

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 1998 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1998
---------------------------------------------------------

In the three months ended March 31, 1998, revenues increased to $52.5 million from $44.4 million in the same period in 1997, as a result of improved demand for pulp and paper products. However, as the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar by approximately 8.8% in the three months ended March 31, 1998, compared to the same period in 1997, resulted in lower prices in U.S. dollar terms for the Company's products.

Expenses increased to $46.2 million in the three months ended March 31, 1998, compared to $41.2 million in the same period of 1997, primarily as a result of an increase in the cost of sales due to higher sales. General and administrative expenses increased to $5.9 million in the three months ended March 31, 1998 from $5.8 million in the comparative period of 1997 due to increased activities related to the pulp mill conversion project. Interest expense decreased to $0.8 million in the three months ended March 31, 1998 from $0.9 million in the three months ended March 31, 1997, as a result of lower interest rates and reduced indebtedness.

In the three months ended March 31, 1998, net income was $6.3 million or $0.41 per share, compared to $3.2 million or $0.21 per share for the three months ended March 31, 1997.

Selected sales data for the Company for the quarterly periods ended March 31, 1998 and 1997, respectively, is as follows:

                                        Quarter Ended          Quarter Ended
                                        March 31, 1998         March 31, 1997
                                        --------------         --------------
                                                   (in thousands)
Sales by Product Class
----------------------
Packaging papers                        $        8,431         $        7,011
Specialty papers                                 8,628                  6,916
Printing papers                                 10,672                  8,901
Pulp                                            20,593                 18,401
Other                                              769                    903
                                        --------------         --------------
Total(1)                                $       49,093         $       42,132
                                        ==============         ==============

                                        Quarter Ended          Quarter Ended
                                        March 31, 1998         March 31, 1997
                                        --------------         --------------
                                                   (in thousands)
Sales by Geographic Area
------------------------
Germany                                 $       27,319         $       25,265
European Union(2)                               18,611                 12,780
Other                                            3,163                  4,087
                                        --------------         --------------
Total                                   $       49,093         $       42,132
                                        ==============         ==============

Sales by Volume                                      (tonnes)
---------------
Packaging papers                                31,893                 26,589
Specialty papers                                10,543                  8,459
Printing papers                                 14,904                 12,851
Pulp                                            42,289                 41,445
                                        --------------         --------------
Total                                           99,629                 89,344
                                        ==============         ==============
----------------
(1)  Excluding intercompany sales.
(2)  Not including Germany.

Pulp and paper markets were generally weak but stable in the first quarter of 1998. Product prices increased slightly in the first quarter of 1998 from the same period in 1997, and sales volumes were 11.5% higher in the first quarter of 1998 compared to the same period in 1997.

In the three months ended March 31, 1998, pulp prices increased slightly but excess world inventories and weak Asian markets did not allow for a significant price increase. List prices for pulp in the three months ended March 31, 1998 were, on average, approximately 9.7% higher than in the three months ended March 31, 1997. The Company's pulp sales increased by 11.9% to $20.6 million in the three months ended March 31, 1998 from $18.4 million in the comparative period of 1997 on a volume increase of 2.0% and an average price increase of 9.7%. Although the demand for pulp remains relatively strong, there can be no assurance that pulp markets will remain favourable as excess inventories redirected from exporters traditionally exporting to the Asian markets continue to put pressure on pulp prices.

Paper prices also increased slightly in the three months ended March 31, 1998, primarily as a result of an increased demand during the period for all paper grades, considering a decline in pulp and waste paper prices during the three months ended March 31, 1998. In addition, particularly strong demand for light weight coated papers resulted in product substitution by certain end users, which lead to an increased demand for other printing and writing grades and maintained the price increase during the first quarter of 1998. Paper sales in the three months ended March 31, 1998 increased by 21.5% to $27.7 million from $22.8 million in the three months ended March 31, 1997 on a volume increase of 19.7% and an average price increase of 1.5%. Sales volume for packaging, specialty and printing papers increased in the three months ended March 31, 1998 by 19.9%, 24.6% and 16.0%, respectively, compared to the three months ended March 31, 1997. The average price for all classes of paper increased during the first quarter of 1998, compared to the fourth quarter of 1997. Although this progressive increase in paper prices is expected to continue during the first half of 1998, there can be no assurance that paper prices will remain favourable.

Better pulp and paper prices in the three months ended March 31, 1998 were partially offset during the period by increased fibre costs from prices for wood chips and pulp wood used to produce pulp and increased prices for pulp and recycled fibre (waste paper) used to produce paper, as compared to the same period in 1997. Relatively strong pulp and paper demand resulted in manufacturing facilities operating at or near full production capacity. On average, the Company's fibre costs for pulp production were up approximately 14.5% in the three months ended March 31, 1998, compared to the same period in 1997, but remained among the lowest in Europe. Recycled fibre costs increased slightly in the three months ended March 31, 1998 and were up approximately 1.5% compared to the same period in 1997. However, there can be no assurance that recycled fibre costs will not escalate significantly in the future.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                                As at              As at
                                           March 31, 1998    December 31, 1997
                                           --------------    -----------------
                                                     (in thousands)
Financial Position
------------------
Working capital                             $    47,877          $    42,631
Total assets                                    212,935              210,294
Long-term government debt                         7,029                8,338
Long-term debt - other                            8,359                6,701

At March 31, 1998, the Company's cash and cash equivalents totalled $2.1 million, a net decrease of $2.3 million from $4.4 million at December 31, 1997. At March 31, 1998, the Company had short-term trading securities totalling $54.0 million, compared to $56.3 million at December 31, 1997.

Operating Activities
--------------------

Cash provided by continuing operating activities was $0.8 million in the three months ended March 31, 1998, compared to cash used in continuing operating activities of $1.7 million in the three months ended March 31, 1997. An increase in accounts payable and accrued liabilities provided cash of $2.0 million in the three months ended March 31, 1998, compared to a decrease in same using cash of $7.4 million in the three months ended March 31, 1997. A decrease in investment in trading securities provided cash of $0.8 million in the three months ended March 31, 1998, compared to $1.8 million in the three months ended March 31, 1997. A decrease in inventories provided cash of $0.1 million in the three months ended March 31, 1998, compared to $1.9 million in the three months ended March 31, 1997. An increase in receivables used cash of $9.2 million in the three months ended March 31, 1998, compared to a decrease in receivables providing cash of $0.8 million in the three months ended March 31, 1997. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
--------------------

Investing activities in the three months ended March 31, 1998 used cash of $3.9 million, consisting primarily of capital expenditures for upgrades to the Company's manufacturing plants, compared to $1.9 million in the three months ended March 31, 1997.

The Company has undertaken significant capital investments to upgrade its manufacturing plants, including expending approximately $8.8 million in 1997, of which $1.7 million was funded by non-refundable government grants. As a result of the Company's plan to convert the production of its pulp mill from sulphite to kraft pulp, the Company's previous capital investment program has been modified to reflect the conversion project.

The Company expects capital investments in 1998, excluding the kraft pulp conversion project, to be approximately $5.5 million, which will be funded from cash, cash flow from operations and non-refundable government grants. Approximately $2.0 million was expended in the first quarter of 1998, compared to approximately $1.9 million in the same period of 1997.

The Company is proceeding with its plan to convert its pulp mill from the production of sulphite pulp to kraft pulp. The conversion is, among other things, expected to increase the capacity of the pulp mill from 160,000 tonnes to 280,000 tonnes per annum and reduce the mill's emissions of sulphur dioxides and effluent substantially. The estimated cost for the conversion is approximately $325 million, which will be financed through a combination of non-refundable governmental grants of approximately $97.5 million and governmental assistance and guarantees for long-term project financing. The Company estimates that, subject to receipt of all necessary permits and consents in the anticipated time frame, capital expenditures in respect of the conversion project in 1998 will be approximately $100 million. The conversion project is expected to commence in 1998 and to be completed at or about the end of 1999.

To obtain the loan guarantees and other subsidizations from the government, the Company has been in discussions with the Bundesanstalt fur Vereignigungsbedingte ("BVS"), the German privatization agency, regarding the modification of the original acquisition agreements to allow for the expansion and conversion of the pulp mill and the consequent need to reschedule and change capital investments. These discussions and certain interpretations as to the way that the Company's subsidiaries have remitted management fees in the past and the treatment of certain pre-acquisition accruals may result in an agreement with BVS to resolve all outstanding issues.

Management does not believe that such agreement will have a material impact on earnings or the financial position of the Company, but may result in, among other things, further capital investments and certain profit share payments to BVS related to the reversal of certain pre-acquisition accruals pursuant to the original acquisition agreements.

The Company plans to restructure its paper operations in 1998 and has completed the sale of its Raschau packaging paper facility as part of the restructuring. In addition, the Company intends to divest itself of its Greiz paper mill in the second quarter of 1998.

Financing Activities
--------------------

Cash provided by financing activities was $0.9 million in the three months ended March 31, 1998, compared to cash used by financing activities of $2.1 million in the three months ended March 31, 1997. A net decrease in bank indebtedness used cash of $0.2 million in the three months ended March 31, 1998, compared to $2.7 million in the same period of 1997. The Company issued shares for net proceeds of $1.2 million in the three months ended March 31, 1998, compared to $0.6 million in the three months ended March 31, 1997.

The depreciation of the deutschmark against the U.S. dollar in the first quarter of 1998 resulted in an unrealized foreign exchange translation loss of $0.1 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency".

Other than the Company's plan to convert the production of its pulp mill from sulphite to kraft pulp, the Company had no material commitments to acquire assets or operating businesses as at March 31, 1998. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

Foreign Currency
----------------

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations, in particular, those in Germany. The Company's pulp and paper products are principally sold in deutschmarks and approximately 99% of the Company revenues are denominated in deutschmarks.

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. In the three months ended March 31, 1998, the overall depreciation of the deutschmark against the U.S. dollar resulted in a net $2.2 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss was increased from $41.4 million at December 31, 1997 to $43.6 million at March 31, 1998.

As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                            Period From                 Quarter Ended                Quarter Ended
                     March 31 to May 12, 1998           March 31, 1998               March 31, 1997
                    --------------------------   --------------------------   --------------------------
                    Period End  Period Average   Period End  Period Average   Period End  Period Average
                    ----------  --------------   ----------  --------------   ----------  --------------
RATE OF EXCHANGE
Deutschmark           1.7740        1.7965         1.8496        1.8189         1.6672        1.6635

Based upon the period average exchange rate in the first quarter of 1998, the U.S. dollar increased by approximately 1.1% in value against the deutschmark since December 31, 1997.

Cyclical Nature of Business; Competitive Position
-------------------------------------------------

The pulp and paper business is cyclical in nature and markets for the Company's principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity and in the economy, both of which can have a significant influence on selling prices and the earnings of the Company. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. The competitive position of the Company is influenced by the availability and quality of raw materials (fibre) and its experience in relation to other producers with respect to inflation, energy, labour costs and productivity. In 1998, the federal government of Germany is expected to implement certain legislative changes, including a 1% increase in the value-added tax rate to 16% effective April 1998 and the dismantlement of the monopolistic structures of the energy markets in Germany to open such markets to foreign suppliers of gas and electricity. The latter change should result in lower prices for the supply of gas and electricity from which the Company expects to benefit by July 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                          Description
     -------                         -----------

      27.1           Article 5 - Financial Data Schedule for the 1st Quarter
                                 1998 - Form 10-Q.

      27.2           Article 5 - Restated Financial Data Schedule for the
                                 1st, 2nd and 3rd Quarters 1997 - Form 10-Qs.

      27.3           Article 5 - Restated Financial Data Schedule for the
                                 1st, 2nd and 3rd Quarters 1996 - Form 10-Qs.

      27.4           Article 5 - Restated Financial Data Schedule for the
                                 Fiscal Years Ended December 31, 1996 and
                                 December 31, 1995 - Form 10- Ks.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MERCER INTERNATIONAL INC.


                                          /s/ Maarten Reidel
                                          ---------------------------
                                          Maarten Reidel
                                          Secretary and Chief Financial
                                          Officer


Date: May 14, 1997

                                EXHIBIT INDEX

Exhibit
Number                         Description
-------                        -----------

27.1            Article 5 - Financial Data Schedule for the 1st Quarter 1998
                            - Form 10-Q.

27.2            Article 5 - Restated Financial Data Schedule for the 1st, 2nd
                            and 3rd Quarters 1997 - Form 10-Qs.

27.3            Article 5 - Restated Financial Data Schedule for the 1st, 2nd
                            and 3rd Quarters 1996 - Form 10-Qs.

27.4            Article 5 - Restated Financial Data Schedule for the Fiscal
                            Years Ended December 31, 1996 and December 31, 1995 - Form 10- Ks.