Form 10-Q
period 1998-06-30
MERCER INTERNATIONAL INC
filed 1998-08-14
CIK 75659

==============================================================================



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to
                                             -----    -----

                        Commission File No.: 000-09409

                          MERCER INTERNATIONAL INC.
            (Exact name of Registrant as specified in its charter)


               Washington                            91-6087550
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

The Registrant had 15,398,722 shares of beneficial interest outstanding as at August 11, 1998.



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

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                          MERCER INTERNATIONAL INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                 (Unaudited)


FORM 10-Q
QUARTERLY REPORT - PAGE 2

                          MERCER INTERNATIONAL INC.

                         CONSOLIDATED BALANCE SHEETS
                   As at June 30, 1998 and December 31, 1997
                                 (Unaudited)
                           (dollars in thousands)


                                                  June 30,      December 31,
                                                    1998            1997
                                                ------------    ------------
                                    ASSETS

Current Assets
   Cash and cash equivalents                    $      4,044    $      4,414
   Investments                                        37,054          56,285
   Receivables                                        35,136          22,329
   Inventories                                        17,106          15,799
   Other                                               2,753           1,557
                                                ------------    ------------
      Total current assets                            96,093         100,384

Long-Term Assets
   Properties                                         95,669          87,806
   Investments                                        17,029           4,118
   Notes receivable                                   13,876           7,000
   Deferred income tax assets                         10,961          10,986
                                                ------------    ------------
                                                     137,535         109,910
                                                ------------    ------------
                                                $    233,628    $    210,294
                                                ============    ============

                                 LIABILITIES

Current Liabilities
   Accounts payable and accrued expenses        $     51,719    $     50,172
   Notes payable                                       2,348           3,252
   Debt                                                3,588           4,329
                                                ------------    ------------
      Total current liabilities                       57,655          57,753

Long-Term Liabilities
   Debt                                               30,192          15,039
   Other                                               1,850           2,027
                                                ------------    ------------
                                                      32,042          17,066
                                                ------------    ------------
      Total liabilities                               89,697          74,819

                             SHAREHOLDERS' EQUITY

Shares of beneficial interest                         90,649          88,603
Cumulative translation adjustment                    (40,082)        (41,376)
Net unrealized loss on investments valuation          (6,588)         (1,517)
Retained earnings                                     99,952          89,765
                                                ------------    ------------
                                                     143,931         135,475
                                                ------------    ------------
                                                $    233,628    $    210,294
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                          MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 For Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
            (dollars in thousands, except for earnings per share)

                                                    1998            1997
                                                ------------    ------------

Revenues
   Sales                                        $     95,982    $     84,719
   Investments                                         4,822           5,375
                                                ------------    ------------
                                                     100,804          90,094

Expenses
   Cost of sales                                      76,170          69,259
   General and administrative                         12,021          12,109
   Interest expense                                    1,773           1,403
                                                ------------    ------------
                                                      89,964          82,771
                                                ------------    ------------

Income from operations before income taxes            10,840           7,323
Income taxes                                              43              28
                                                ------------    ------------

Net income                                            10,797           7,295

Retained earnings, beginning of period                89,765         122,838
Dividend                                                (610)           (450)
                                                ------------    ------------

Retained earnings, end of period                $     99,952    $    129,683
                                                ============    ============

Earnings per share
   Basic                                        $       0.71    $       0.49
                                                ============    ============
   Diluted                                      $       0.71    $       0.49
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                          MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                For Three Months Ended June 30, 1998 and 1997
                                 (Unaudited)
            (dollars in thousands, except for earnings per share)


                                                    1998            1997
                                                ------------    ------------

Revenues
   Sales                                        $     46,889    $     42,587
   Investments                                         1,406           3,153
                                                ------------    ------------
                                                      48,295          45,740

Expenses
   Cost of sales                                      36,590          34,791
   General and administrative                          6,147           6,305
   Interest expense                                      980             519
                                                ------------    ------------
                                                      43,717          41,615
                                                ------------    ------------

Income from operations before income taxes             4,578           4,125
Income taxes                                              43              14
                                                ------------    ------------

Net income                                             4,535           4,111

Retained earnings, beginning of period                96,027         126,022
Dividend                                                (610)           (450)
                                                ------------    ------------

Retained earnings, end of period                $     99,952    $    129,683
                                                ============    ============

Earnings per share
   Basic                                        $       0.30    $       0.27
                                                ============    ============
   Diluted                                      $       0.30    $       0.27
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                           MERCER INTERNATIONAL INC.

                      STATEMENT OF COMPREHENSIVE INCOME
                 For Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                           (dollars in thousands)


                                                    1998            1997
                                                ------------    ------------
Net income                                      $     10,797    $      7,295

Other comprehensive income (loss):
   Foreign currency translation adjustments            1,294         (23,690)
   Unrealised (loss) gain on securities               (5,071)            540
                                                ------------    ------------

   Other comprehensive loss                           (3,777)        (23,150)
                                                ------------    ------------

Total comprehensive income (loss)               $      7,020    $    (15,855)
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                          MERCER INTERNATIONAL INC.

                     STATEMENT OF COMPREHENSIVE INCOME
                For Three Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                            (dollars in thousands)


                                                    1998            1997
                                                ------------    ------------
Net income                                      $      4,535    $      4,111

Other comprehensive income (loss):
   Foreign currency translation adjustments            3,472          (8,024)
   Unrealised (loss) gain on securities               (5,676)            128
                                                ------------    ------------

   Other comprehensive loss                           (2,204)         (7,896)
                                                ------------    ------------

Total comprehensive income (loss)               $      2,331    $     (3,785)
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 7

                          MERCER INTERNATIONAL INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                            (dollars in thousands)


                                                    1998            1997
                                                ------------    ------------
Cash Flows from Operating Activities:
  Net income from continuing operations         $     10,797    $      7,295
  Adjustments to reconcile net income from
    operations to cash from operating activities
    Depreciation and amortization                      6,611           5,999
    Non-cash asset acquisitions                       (5,042)        (10,014)
                                                ------------    ------------
                                                      12,366           3,280

  Changes in current assets and liabilities
    Investments                                         (956)          8,568
    Inventories                                       (1,341)          3,968
    Receivables                                      (10,104)         (1,497)
    Accounts payable and accrued expenses              4,173          (5,030)
    Other                                               (538)            170
                                                ------------    ------------
      Net cash provided by operating activities        3,600           9,459

Cash Flows from Investing Activities:
  Purchase of fixed assets, net of investment grants (11,457)         (6,036)
  Increase in notes receivable                       (11,358)              -
  Other                                                   15              16
                                                ------------    ------------
      Net cash used in investing activities          (22,800)         (6,020)

Cash Flows from Financing Activities:
  Increase in indebtedness                            20,041           1,782
  Decrease in indebtedness                            (2,599)         (8,975)
  Net proceeds on issuance of shares of
    beneficial interest                                2,046             487
  Payment of dividend                                   (610)           (450)
  Other                                                 (172)              -
                                                ------------    ------------
      Net cash provided by (used in) financing
        activities                                    18,706          (7,156)

Effect of exchange rate changes on cash and
  cash equivalents                                       124            (541)
                                                ------------    ------------

Net decrease in cash and cash equivalents               (370)         (4,258)

Cash and cash equivalents, beginning of period         4,414           9,967
                                                ------------    ------------
Cash and cash equivalents, end of period        $      4,044    $      5,709
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

                          MERCER INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR SIX MONTHS ENDED JUNE 30, 1998

                                 (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 1997. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

NOTE 2.  EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 15,292,315 and 14,978,804 for the six months ended June 30, 1998 and 1997, respectively, and 15,341,796 and 15,008,798 for the three months ended June 30, 1998 and 1997, respectively.


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

The following discussion and analysis of the results of operations and financial condition of the Company for the six months and three months ended June 30, 1998, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1998
------------------------------------------------------

In the six months ended June 30, 1998, revenues increased to $100.8 million from $90.1 million in the same period in 1997, primarily as a result of improved demand for pulp and paper products. However, as the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar by approximately 7.3% in the six months ended June 30, 1998, compared to the same period in 1997, resulted in lower prices in U.S. dollar terms for the Company's products.

Expenses increased to $90.0 million in the six months ended June 30, 1998, compared to $82.8 million in the same period of 1997, primarily as a result of increased sales volumes and fibre costs. General and administrative expenses were $12.0 million in the six months ended June 30, 1998, compared to $12.1 million in the comparative period of 1997. Interest expense increased to $1.8 million in the six months ended June 30, 1998 from $1.4 million in the six months ended June 30, 1997, as a result of increased indebtedness.

In the six months ended June 30, 1998, net income was $10.8 million or $0.71 per share, compared to $7.3 million or $0.49 per share for the six months ended June 30, 1997.

Selected sales data for the Company for the six months ended June 30, 1998 and 1997, respectively, is as follows:

                                              Six Months Ended June 30,
                                            -----------------------------
                                                1998             1997
                                            ------------     ------------
                                                   (in thousands)
Sales by Product Class
----------------------
Packaging papers                            $     15,847     $     15,014
Specialty papers                                  16,145           14,330
Printing papers                                   20,946           17,867
Pulp                                              40,383           35,782
Other                                              2,661            1,726
                                            ------------     ------------
Total(1)                                    $     95,982     $     84,719
                                            ============     ============


FORM 10-Q
QUARTERLY REPORT - PAGE 10

                                              Six Months Ended June 30,
                                            -----------------------------
                                                1998             1997
                                            ------------     ------------
                                               (dollars in thousands)
Sales by Geographic Area
------------------------
Germany                                     $     52,273     $     48,061
European Union(2)                                 38,566           30,133
Other                                              5,143            6,525
                                            ------------     ------------
Total                                       $     95,982     $     84,719
                                            ============     ============

Sales by Volume                                        (tonnes)
---------------
Packaging papers                                  58,960           55,600
Specialty papers                                  19,576           17,732
Printing papers                                   29,062           26,548
Pulp                                              81,984           81,968
                                            ------------     ------------
Total                                            189,582          181,848
                                            ============     ============
--------------------
(1)   Excluding intercompany sales.
(2)   Not including Germany.

Pulp and paper markets were generally stable in the current period with overall product prices slightly higher than in the comparative period of 1997. Sales volumes were 4.3% higher in the six months ended June 30, 1998, compared to the same period in 1997.

In the six months ended June 30, 1998, pulp prices increased, on average, by approximately 12.8% compared to the six months ended June 30, 1997 as excess European pulp inventories were reduced. However, weak Asian markets did not allow for a significant price increase. The Company's pulp sales increased by 12.9% to $40.4 million in the six months ended June 30, 1998 from $35.8 million in the comparative period of 1997.

Overall paper prices also increased in the six months ended June 30, 1998, compared to the same period of 1997, primarily as a result of increased demand during the period for all paper grades. In addition, particularly strong demand for light weight coated papers resulted in product substitution by certain end users, which led to increased demand for other printing and writing grades. Paper sales in the six months ended June 30, 1998 increased by 12.1% to $52.9 million from $47.2 million in the six months ended June 30, 1997 on a volume increase of 7.7% and an average price increase of 4.1%. Sales volumes for packaging, specialty and printing papers increased in the six months ended June 30, 1998 by 6.0%, 10.4% and 9.5%, respectively, compared to the six months ended June 30, 1997.

Increased pulp and paper prices in the six months ended June 30, 1998 were partially offset during the period by increased fibre costs for wood chips and pulp wood used to produce pulp and increased prices for pulp used to produce paper, as compared to the same period in 1997. On average, the Company's fibre costs for pulp production were up approximately 13.6% in the six months ended June 30, 1998, compared to the same period in 1997, but remained among the lowest in Europe.


FORM 10-Q
QUARTERLY REPORT - PAGE 11

Recycled fibre costs were down approximately 5.9% in the six months ended June 30, 1998, compared to the same period in 1997, and were down approximately 7.0% from December 1997.

RESULTS OF OPERATIONS - Three Months Ended June 30, 1998
--------------------------------------------------------

In the three months ended June 30, 1998, revenues increased to $48.3 million from $45.7 million in the same period in 1997, primarily as a result of higher prices. However, as the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar by approximately 4.7% in the three months ended June 30, 1998, compared to the same period in 1997, resulted in lower prices in U.S. dollar terms for the Company's products. The increase in revenues in the current period was partially offset by a decrease in investment revenue to $1.4 million in the second quarter of 1998 from $3.2 million in the comparative period of 1997.

Expenses increased to $43.7 million in the three months ended June 30, 1998, compared to $41.6 million in the same period of 1997, primarily as a result of an increase in the cost of sales due to higher fibre costs. General and administrative expenses were $6.1 million in the three months ended June 30, 1998, compared to $6.3 million in the comparative period of 1997. Interest expense increased to $1.0 million in the three months ended June 30, 1998 from $0.5 million in the three months ended June 30, 1997, as a result of increased indebtedness.

In the three months ended June 30, 1998, net income was $4.5 million or $0.30 per share, compared to $4.1 million or $0.27 per share for the three months ended June 30, 1997.

Selected sales data for the Company for the three months ended June 30, 1998 and 1997, respectively, is as follows:

                                                Quarter Ended June 30,
                                            -----------------------------
                                                1998             1997
                                            ------------     ------------
                                                   (in thousands)
Sales by Product Class
----------------------
Packaging papers                            $      7,416     $      8,003
Specialty papers                                   7,517            7,414
Printing papers                                   10,274            8,966
Pulp                                              19,790           17,381
Other                                              1,892              823
                                            ------------     ------------
Total(1)                                    $     46,889     $     42,587
                                            ============     ============

Sales by Geographic Area
------------------------
Germany                                     $     24,954     $     22,796
European Union(2)                                 19,955           17,353
Other                                              1,980            2,438
                                            ------------     ------------
Total                                       $     46,889     $     42,587
                                            ============     ============


FORM 10-Q
QUARTERLY REPORT - PAGE 12

                                                Quarter Ended June 30,
                                            -----------------------------
                                                1998             1997
                                            ------------     ------------
                                                       (tonnes)
Sales by Volume
---------------
Packaging papers                                  27,067           29,011
Specialty papers                                   9,033            9,273
Printing papers                                   14,158           13,697
Pulp                                              39,695           40,523
                                            ------------     ------------
Total                                             89,953           92,504
                                            ============     ============
--------------------
(1)   Excluding intercompany sales.
(2)   Not including Germany.

Pulp and paper markets were generally stable in the second quarter of 1998 with overall product price increases in the three months ended June 30, 1998, compared to the same period of 1997. Sales volumes were 2.8% lower in the three months ended June 30, 1998 compared to the same period in 1997.

In the three months ended June 30, 1998, pulp prices increased, on average, by approximately 16.2% compared to the three months ended June 30, 1997 as excess European pulp inventories were reduced. However, weak Asian markets did not allow for a significant price increase. The Company's pulp sales increased by 13.9% to $19.8 million in the three months ended June 30, 1998 from $17.4 million in the comparative period of 1997 on a volume decrease of 2.0% and an average price increase of 16.2%.

Overall paper prices also increased in the three months ended June 30, 1998, compared to the same period of 1997. In addition, particularly strong demand for light weight coated papers resulted in product substitution by certain end users, which led to increased prices for other printing and writing grades. Paper sales in the three months ended June 30, 1998 increased by 3.4% to $25.2 million from $24.4 million in the three months ended June 30, 1997 on a volume decrease of 3.3% and an average price increase of 6.9%. Sales volume for packaging and specialty papers decreased in the three months ended June 30, 1998 by 6.7% and 2.6%, respectively, and sales volume for printing papers increased by 3.4%, compared to the three months ended June 30, 1997.

Increased pulp and paper prices in the three months ended June 30, 1998 were partially offset during the period by increased fibre costs from prices for wood chips and pulp wood used to produce pulp and increased prices for pulp used to produce paper, as compared to the same period in 1997. On average, the Company's fibre costs for pulp production were up approximately 12.7% in the three months ended June 30, 1998, compared to the same period in 1997, but remained among the lowest in Europe. Recycled fibre costs were down approximately 12.4% in the three months ended June 30, 1998, compared to the same period in 1997.


FORM 10-Q
QUARTERLY REPORT - PAGE 13

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                            As at                As at
                                        June 30, 1998      December 31, 1997
                                        -------------      -----------------
                                                 (in thousands)
Financial Position
------------------
Working capital                         $      38,438         $      42,631
Total assets                                  233,628               210,294
Long-term government debt                       6,472                 8,338
Long-term debt - other                         23,720                 6,701

At June 30, 1998, the Company's cash and cash equivalents totalled $4.0 million, a net decrease of $0.4 million from $4.4 million at December 31, 1997. At June 30, 1998, the Company had short-term trading securities totalling $37.1 million, compared to $56.3 million at December 31, 1997.

Operating Activities
--------------------

Cash provided by operating activities was $3.6 million in the six months ended June 30, 1998, compared to $9.5 million in the six months ended June 30, 1997. An increase in accounts payable and accrued liabilities provided cash of $4.2 million in the six months ended June 30, 1998, compared to a decrease in same using cash of $5.0 million in the six months ended June 30, 1997. An increase in investments used cash of $1.0 million in the six months ended June 30, 1998, compared to a decrease in investments providing cash of $8.6 million in the six months ended June 30, 1997. An increase in inventories used cash of $1.3 million in the six months ended June 30, 1998, compared to a decrease in inventories providing cash of $4.0 million in the six months ended June 30, 1997. An increase in receivables used cash of $10.1 million in the six months ended June 30, 1998, compared to $1.5 million in the six months ended June 30, 1997. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
--------------------

Investing activities in the six months ended June 30, 1998 used cash of $22.8 million, consisting primarily of capital expenditures for upgrades to the Company's manufacturing plants and an increase in notes receivable, compared to $6.0 million in the six months ended June 30, 1997.

The Company expects gross capital expenditures in 1998, excluding the conversion of its pulp mill from sulphite to kraft pulp, to be approximately $5.5 million, which will be funded from cash, cash flow from operations and non-refundable government grants. In the first half of 1998, gross capital expenditures were $1.5 million, compared to approximately $5.4 million in the same period of 1997.

The Company commenced the conversion of its pulp mill from the production of sulphite pulp to kraft pulp in the second quarter of 1998. Gross capital expenditures on the conversion project were


FORM 10-Q
QUARTERLY REPORT - PAGE 14

$11.7 million in the first half of 1998, compared to $0.9 million in the same period of 1997. The conversion is, among other things, expected to increase the capacity of the pulp mill from 160,000 tonnes to 280,000 tonnes per annum and reduce the mill's emissions of sulphur dioxides and effluent substantially. The estimated cost for the conversion is approximately $385 million, which is being financed by a 15 year term loan in the aggregate amount of up to approximately $282 million from two merging German banks, non-refundable governmental grants of up to approximately $97.5 million, governmental assistance and guarantees for long-term project financing, and an additional equity investment by the Company (the "Financing"). See the Company's Form 8-K dated July 6, 1998 for further details with respect to the Financing. The Company estimates that, subject to receipt of all necessary permits and consents in the anticipated time frame, capital expenditures in respect of the conversion project in 1998 will be approximately $100 million. The conversion project is expected to be completed at or about the end of 1999.

As part of the restructuring of the Company's paper operations, the Company has completed the sale of its Raschau packaging paper facility and entered into an agreement to sell its Greiz paper mill, which is expected to complete in the second half of 1998.

Financing Activities
--------------------

Cash provided by financing activities was $18.7 million in the six months ended June 30, 1998, compared to cash used by financing activities of $7.2 million in the six months ended June 30, 1997. A net increase in indebtedness provided cash of $17.4 million in the six months ended June 30, 1998, compared to a net decrease of $7.2 million in the same period of 1997. The Company issued shares for net proceeds of $2.0 million in the six months ended June 30, 1998, compared to $0.5 million in the six months ended June 30, 1997. The Company paid a cash dividend of $0.6 million, or $0.04 per share, in the current period of 1998.

In the first half of 1998, the Company reported an unrealized foreign exchange translation gain of $0.1 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings.

Other than the Company's plan to convert the production of its pulp mill from sulphite to kraft pulp, the Company had no material commitments to acquire assets or operating businesses as at June 30, 1998. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 15

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. In the six months ended June 30, 1998, the Company reported a net $0.1 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation loss decreased to $40.1 million at June 30, 1998 from $41.4 million at December 31, 1997.

As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The average and period end exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                          Period From                Quarter Ended               Quarter Ended
                  June 30 to August 12, 1998         June 30, 1998               June 30, 1997
                  --------------------------   --------------------------  --------------------------
                  Period End  Period Average   Period End  Period Average  Period End  Period Average
                  ----------  --------------   ----------  --------------  ----------  --------------
Rate of Exchange
Deutschmark          1.7746       1.7855          1.8032        1.7930        1.7438        1.7079

Based upon the period average exchange rate in the first half of 1998, the U.S. dollar increased by approximately 0.4% in value against the deutschmark since December 31, 1997.

YEAR 2000
---------

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


FORM 10-Q
QUARTERLY REPORT - PAGE 16

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 1998, in reliance on an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") and the rules promulgated thereunder, as a transaction not involving a public offering under Section 4(2) of the Securities Act, the Company issued, pursuant to an underwriting agreement with Volendam Securities C.V. (the "Agent"), $12.0 million of 8% subordinated debentures maturing 2003 (as amended) with non-detachable warrants entitling the holders to subscribe for up to an aggregate of 2.0 million ordinary shares at, subject to a minimum, the market price of the shares at the time of exercise. The Agent received a fee of $0.7 million and reimbursement of certain expenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                        Description
     -------                       -----------

       10 English Translation of a Loan Agreement in the amount of DM 508,000,000 between Zellstoff- und Papierfabrik Rosenthal GmbH & Co. KG,


FORM 10-Q
QUARTERLY REPORT - PAGE 17

                   Blankenstein on the one hand and Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft, Munich and Bayerische Vereinsbank Aktiengesellschaft, Munich on the other hand dated July 6, 1998. Incorporated by reference from the Company's Form 8-K dated July 6, 1998.

       27 Article 5 - Financial Data Schedule for the 2nd Quarter 1998 - Form 10-Q.

(b)  Reports on Form 8-K

     A report on Form 8-K dated July 6, 1998 was filed reporting under:

     Item 5.   Other Events.
     Item 7.   Financial Statements and Exhibits.


FORM 10-Q
QUARTERLY REPORT - PAGE 18

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERCER INTERNATIONAL INC.


                                    By:   /s/ Maarten Reidel
                                        ---------------------------------
                                        Maarten Reidel
                                        Secretary and Chief Financial Officer


Date: August 12, 1998


FORM 10-Q
QUARTERLY REPORT - PAGE 19

                                 EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------

   10 English Translation of a Loan Agreement in the amount of DM 508,000,000 between Zellstoff- und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein on the one hand and Bayerische Hypotheken- und Wechsel-Bank Aktiengesellschaft, Munich and Bayerische Vereinsbank Aktiengesellschaft, Munich on the other hand dated July 6, 1998. Incorporated by reference from the Company's Form 8-K dated July 6, 1998.

   27              Article 5 - Financial Data Schedule for the 2nd Quarter
                   1998 - Form 10-Q.