Form 10-Q
period 1998-09-30
MERCER INTERNATIONAL INC
filed 1998-11-16
CIK 75659

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

               For the quarterly period ended September 30, 1998

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

The Registrant had 15,395,722 shares of beneficial interest outstanding as at November 10, 1998.


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

                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                          MERCER INTERNATIONAL INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                 (Unaudited)


FORM 10-Q
QUARTERLY REPORT - PAGE 2

                          MERCER INTERNATIONAL INC.

                         CONSOLIDATED BALANCE SHEETS
                As at September 30, 1998 and December 31, 1997
                                 (Unaudited)
                            (dollars in thousands)

                                                 September 30,   December 31,
                                                     1998            1997
                                                 -------------   ------------
                                    ASSETS
Current Assets
   Cash and cash equivalents                      $    39,682     $     4,414
   Investments                                         15,447          56,285
   Receivables                                         41,293          22,329
   Inventories                                         22,559          15,799
   Other                                                2,084           1,557
                                                  -----------     -----------
      Total current assets                            121,065         100,384

Long-Term Assets
   Properties                                         136,120          87,806
   Investments                                         11,646           4,118
   Notes receivable                                    10,150           7,000
   Deferred income tax assets                          11,759          10,986
                                                  -----------     -----------
                                                      169,675         109,910
                                                  -----------     -----------
                                                  $   290,740     $   210,294
                                                  ===========     ===========

                                 LIABILITIES

Current Liabilities
   Accounts payable and accrued expenses          $    54,870     $    50,172
   Notes payable                                        1,568           3,252
   Debt                                                 2,064           4,329
                                                  -----------     -----------
      Total current liabilities                        58,502          57,753

Long-Term Liabilities
   Debt                                                73,988          15,039
   Other                                                1,998           2,027
                                                  -----------     -----------
                                                       75,986          17,066
                                                  -----------     -----------
      Total liabilities                               134,488          74,819

                             SHAREHOLDERS' EQUITY

Shares of beneficial interest                          91,648          88,603
Cumulative translation adjustment                     (29,241)        (41,376)
Net unrealized loss on investments valuation          (10,346)         (1,517)
Retained earnings                                     104,191          89,765
                                                  -----------     -----------
                                                      156,252         135,475
                                                  -----------     -----------
                                                  $   290,740     $   210,294
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                          MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              For Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)
            (dollars in thousands, except for earnings per share)

                                                      1998            1997
                                                  ------------    ------------
Revenues
   Sales                                          $   132,036     $   130,234
   Investments                                          8,470           8,166
                                                  -----------     -----------
                                                      140,506         138,400

Expenses
   Cost of sales                                      105,141         106,587
   General and administrative                          17,532          17,574
   Interest expense                                     2,720           2,149
                                                  -----------     -----------
                                                      125,393         126,310
                                                  -----------     -----------

Income from operations before income taxes             15,113          12,090
Income taxes                                               77              41
                                                  -----------     -----------

Net income                                             15,036          12,049

Retained earnings, beginning of period                 89,765         122,838
Dividend                                                 (610)           (450)
                                                  -----------     -----------

Retained earnings, end of period                  $   104,191     $   134,437
                                                  ===========     ===========

Earnings per share
   Basic                                          $      0.98     $      0.80
                                                  ===========     ===========
   Diluted                                        $      0.98     $      0.80
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                          MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              For Three Months Ended September 30, 1998 and 1997
                                 (Unaudited)
             (dollars in thousands, except for earnings per share)

                                                      1998            1997
                                                  ------------    ------------
Revenues
   Sales                                          $    36,054     $    45,515
   Investments                                          3,648           2,791
                                                  -----------     -----------
                                                       39,702          48,306
Expenses
   Cost of sales                                       28,971          37,328
   General and administrative                           5,511           5,465
   Interest expense                                       947             746
                                                  -----------     -----------
                                                       35,429          43,539
                                                  -----------     -----------

Income from operations before income taxes              4,273           4,767
Income taxes                                               34              13
                                                  -----------     -----------

Net income                                              4,239           4,754

Retained earnings, beginning of period                 99,952         129,683
                                                  -----------     -----------

Retained earnings, end of period                  $   104,191     $   134,437
                                                  ===========     ===========

Earnings per share
   Basic                                          $      0.28     $      0.32
                                                  ===========     ===========
   Diluted                                        $      0.28     $      0.31
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                          MERCER INTERNATIONAL INC.

                      STATEMENT OF COMPREHENSIVE INCOME
              For Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                            (dollars in thousands)

                                                      1998            1997
                                                  ------------    ------------

Net income                                        $    15,036     $    12,049

Other comprehensive income (loss):
   Foreign currency translation adjustments            12,135         (26,206)
   Unrealised (loss) gain on securities                (8,829)            732
                                                  -----------     -----------

   Other comprehensive income (loss)                    3,306         (25,474)
                                                  -----------     -----------

Total comprehensive income (loss)                 $    18,342     $   (13,425)
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                          MERCER INTERNATIONAL INC.

                      STATEMENT OF COMPREHENSIVE INCOME
              For Three Months Ended September 30, 1998 and 1997
                                (Unaudited)
                            (dollars in thousands)

                                                      1998            1997
                                                  ------------    ------------

Net income                                        $     4,239     $     4,754

Other comprehensive income (loss):
   Foreign currency translation adjustments            10,841          (2,516)
   Unrealised (loss) gain on securities                (3,758)            192
                                                  -----------     -----------

   Other comprehensive income (loss)                    7,083          (2,324)
                                                  -----------     -----------

Total comprehensive income                        $    11,322     $     2,430
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 7

                          MERCER INTERNATIONAL INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)
                            (dollars in thousands)

                                                      1998            1997
                                                  ------------    ------------
Cash Flows from Operating Activities:
  Net income from continuing operations           $    15,036     $    12,049
  Adjustments to reconcile net income from
    continuing operations to cash
    Depreciation and amortization                      10,054           8,880
    Non-cash asset acquisitions                        (7,634)        (11,670)
                                                  -----------     -----------
                                                       17,456           9,259
  Changes in current assets and liabilities
    Investments                                        23,091           2,672
    Inventories                                        (5,162)          3,118
    Receivables                                       (19,153)         (2,319)
    Accounts payable and accrued expenses              10,407          (6,314)
    Other                                                  49             112
                                                  -----------     -----------
      Net cash provided by operating activities        26,688           6,528

Cash Flows from Investing Activities:
  Increase in notes receivable, net                    (4,233)              -
  Purchase of fixed assets                            (40,973)         (8,496)
  Other                                                     6              26
                                                  -----------     -----------
      Net cash used in investing activities           (45,200)         (8,470)

Cash Flows from Financing Activities:
  Increase in bank indebtedness                        55,554           6,471
  Decrease in bank indebtedness                        (5,771)         (8,854)
  Net proceeds on issuance of shares
    of beneficial interest                              3,045             487
  Payment of dividend                                    (610)           (450)
  Other                                                  (172)              -
                                                  -----------     -----------
      Net cash provided by (used in)
      financing activities                             52,046          (2,346)

Effect of exchange rate changes on cash and
  cash equivalents                                      1,734            (570)
                                                  -----------     -----------

Net increase (decrease) in cash and
  cash equivalents                                     35,268          (4,858)

Cash and cash equivalents, beginning of period          4,414           9,967
                                                  -----------     -----------
Cash and cash equivalents, end of period          $    39,682     $     5,109
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

                          MERCER INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR NINE MONTHS ENDED SEPTEMBER 30, 1998

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

Note 2.  Earnings Per Share
---------------------------

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 15,338,801 and 15,086,761 for the nine months ended September 30, 1998 and 1997, respectively, and 15,352,602 and 15,111,084 for the three months ended September 30, 1998 and 1997, respectively.


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

The following discussion and analysis of the results of operations and financial condition of the Company for the nine months and three months ended September 30, 1998, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1998
------------------------------------------------------------

In the nine months ended September 30, 1998, revenues increased to $140.5 million from $138.4 million in the same period in 1997, as higher product prices offset a decrease in sales volumes. As the Company's products are principally sold in deutschmarks, the depreciation of the deutschmark against the U.S. dollar by approximately 3.7% in the nine months ended September 30, 1998, compared to the same period in 1997, resulted in lower prices in U.S. dollar terms for the Company's products.

Expenses decreased to $125.4 million in the nine months ended September 30, 1998, compared to $126.3 million in the same period of 1997, primarily as a result of a decrease in sales volumes for the Company's products in the current period. General and administrative expenses were $17.5 million in the nine months ended September 30, 1998, compared to $17.6 million in the comparative period of 1997. Interest expense increased to $2.7 million in the nine months ended September 30, 1998 from $2.1 million in the nine months ended September 30, 1997, as a result of increased indebtedness during the current period.

In the nine months ended September 30, 1998, net income was $15.0 million or $0.98 per share, compared to $12.0 million or $0.80 per share for the nine months ended September 30, 1997.

Selected sales data for the Company for the nine months ended September 30, 1998 and 1997, respectively, is as follows:

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998             1997
                                              --------------   --------------
                                                   (dollars in thousands)
Sales by Product Class
----------------------
Packaging papers(1)                            $     20,339     $     22,483
Specialty papers                                     23,573           21,419
Printing papers                                      31,440           26,744
Pulp                                                 54,177           56,706
Other                                                 2,507            2,882
                                               ------------     ------------
Total(2)                                       $    132,036     $    130,234
                                               ============     ============


FORM 10-Q
QUARTERLY REPORT - PAGE 10

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998             1997
                                              --------------   --------------
                                                   (dollars in thousands)
Sales by Geographic Area
------------------------
Germany                                        $     71,973     $     71,125
European Union(3)                                    51,321           46,933
Other                                                 8,742           12,176
                                               ------------     ------------
Total                                          $    132,036     $    130,234
                                               ============     ============

                                                          (tonnes)
Sales by Volume
---------------
Packaging papers(1)                                  75,309           84,099
Specialty papers                                     28,300           27,092
Printing papers                                      43,482           40,647
Pulp                                                108,975          125,571
                                               ------------     ------------
Total                                               256,066          277,409
                                               ============     ============
-------------------------
(1)  The Company sold its packaging paper mill in Greitz during the nine months ended September 30, 1998.  Paper sales from the Greitz paper mill for the third quarter of 1998 were not included in the Company's results of operations for the nine months ended September 30, 1998.  The Greitz paper mill sold 6,568 tonnes of packaging paper for $1.9 million in revenues in the third quarter of 1998.
(2)  Excluding intercompany sales.
(3)  Not including Germany.

Pulp and paper markets were generally stable in the current period with overall product prices 10.2% higher than in the comparative period of 1997. Sales volumes were 7.7% lower in the first nine months of 1998, compared to the same period in 1997.

In the nine months ended September 30, 1998, pulp prices, on average, were up approximately 10.1% compared to the same period of 1997, as European pulp inventories were reduced. Pulp sales decreased by 4.5% to $54.2 million in the nine months ended September 30, 1998 from $56.7 million in the comparative period of 1997, primarily as a result of a sales volume decrease of 13.2%.

Paper prices, on average, were up approximately 10.1% in the nine months ended September 30, 1998, compared to the same period of 1997, primarily as a result of increased demand for specialty and printing papers. Paper sales in the nine months ended September 30, 1998 increased by 6.7% to $75.4 million from $70.6 million in the nine months ended September 30, 1997, on a volume decrease of 3.1% and an average price increase of 10.1%. In the nine months ended September 30, 1998, sales volumes for packaging papers decreased by 10.5% and sales volumes for specialty and printing papers increased by 4.5% and 7.0%, respectively, compared to the nine months ended September 30, 1997.

Improved pulp and paper prices in the nine months ended September 30, 1998 were partially offset during the period by increased fibre costs for wood chips and pulp wood used to produce pulp and increased prices for pulp used to produce paper, as compared to the same period in 1997. As a result, during the current period the Company changed its fibre input mix to use more lower-grade materials, which partially reduced the effect of higher fibre costs. On average, the Company's fibre


FORM 10-Q
QUARTERLY REPORT - PAGE 11
costs for pulp production were up approximately 13.8% in the nine months ended September 30, 1998, compared to the same period in 1997, but remained among the lowest in Europe. Recycled fibre costs were down approximately 5.8% in the nine months ended September 30, 1998, compared to the same period in 1997.

RESULTS OF OPERATIONS - Three Months Ended September 30, 1998
-------------------------------------------------------------

In the three months ended September 30, 1998, revenues decreased to $39.7 million from $48.3 million in the same period in 1997, primarily as a result of a decrease in sales volumes for the Company's products in the current period. However, as the Company's products are principally sold in deutschmarks, the appreciation of the deutschmark against the U.S. dollar by approximately 2.6% in the three months ended September 30, 1998, compared to the same period in 1997, resulted in higher prices in U.S. dollar terms for the Company's products.

Expenses decreased to $35.4 million in the three months ended September 30, 1998, compared to $43.5 million in the same period of 1997, primarily as a result of lower sales volumes. General and administrative expenses were $5.5 million in the three months ended September 30, 1998 and 1997, respectively. Interest expense increased to $0.9 million in the three months ended September 30, 1998 from $0.7 million in the three months ended September 30, 1997, as a result of increased indebtedness during the current period.

In the three months ended September 30, 1998, net income was $4.2 million or $0.28 per share, compared to $4.8 million or $0.32 per share on a basic basis for the three months ended September 30, 1997.

Selected sales data for the Company for the three months ended September 30, 1998 and 1997, respectively, is as follows:

                                                  Quarter Ended September 30,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
                                                    (dollars in thousands)
Sales by Product Class
----------------------
Packaging papers(1)                                $    4,492     $    7,469
Specialty papers                                        7,428          7,089
Printing papers                                        10,494          8,877
Pulp                                                   13,794         20,924
Other                                                    (154)         1,156
                                                   ----------     ----------
Total(2)                                           $   36,054     $   45,515
                                                   ==========     ==========


FORM 10-Q
QUARTERLY REPORT - PAGE 12

                                                  Quarter Ended September 30,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
                                                    (dollars in thousands)
Sales by Geographic Area
------------------------
Germany                                            $   19,700     $   23,064
European Union(3)                                      12,755         16,800
Other                                                   3,599          5,651
                                                   ----------     ----------
Total                                              $   36,054     $   45,515
                                                   ==========     ==========

                                                            (tonnes)
Sales by Volume
---------------
Packaging papers(1)                                    16,349         28,499
Specialty papers                                        8,724          9,360
Printing papers                                        14,420         14,099
Pulp                                                   26,991         43,603
                                                   ----------     ----------
Total                                                  66,484         95,561
                                                   ==========     ==========
-------------------------
(1)  The Company sold its packaging paper mill in Greitz during the nine months ended September 30, 1998.  Paper sales from the Greitz paper mill for the third quarter of 1998 were not included in the Company's results of operations for the three months ended September 30, 1998.  The Greitz paper mill sold 6,568 tonnes of packaging paper for $1.9 million in revenues in the third quarter of 1998.
(2)  Excluding intercompany sales.
(3)  Not including Germany.

While product prices were higher in the current period compared to the same period of 1997, product demand was materially weaker. As a result, sales volumes were 30.4% lower in the three months ended September 30, 1998, compared to the same period of 1997. Paper prices remained relatively stable during the current period, but the weakness in demand eroded pulp prices towards the end of the current period.

In the three months ended September 30, 1998, pulp prices increased, on average, by approximately 6.5% compared to the three months ended September 30, 1997, as European pulp inventories were reduced. The Company's pulp sales decreased by 34.1% to $13.8 million in the three months ended September 30, 1998 from $20.9 million in the comparative period of 1997, on a volume decrease of 38.1% and an average price increase of 6.5%.

Paper sales in the three months ended September 30, 1998 decreased by 4.4% to $22.4 million from $23.4 million in the three months ended September 30, 1997, on a volume decrease of 24.0% and an average price increase of 25.8%. In the three months ended September 30, 1998, sales volume for packaging and specialty papers decreased by 42.6% and 6.8%, respectively, and sales volume for printing papers increased by 2.3%, compared to the three months ended September 30, 1997.

Improvements in prices in the current period were partially offset by increased fibre costs, as compared to the same period in 1997. During the current period, the Company changed its fibre input mix to use more lower-grade materials. On average, the Company's pulp fibre costs were up approximately 14.2% in the three months ended September 30, 1998, compared to the same period


FORM 10-Q
QUARTERLY REPORT - PAGE 13
in 1997. Recycled fibre costs were down approximately 5.5% in the three months ended September 30, 1998, compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                              As at                As at
                                        September 30, 1998   December 31, 1997
                                        ------------------   -----------------
                                                    (in thousands)
Financial Position
------------------
Working capital                           $        62,563     $        42,631
Total assets                                      290,740             210,294
Long-term government debt                           7,588               8,338
Long-term debt - other                             66,400               6,701

At September 30, 1998, the Company's cash and cash equivalents totalled $39.7 million, a net increase of $35.3 million from $4.4 million at December 31, 1997. At September 30, 1998, the Company had short-term trading securities totalling $15.4 million, compared to $56.3 million at December 31, 1997.

Operating Activities
--------------------

Cash provided by operating activities was $26.7 million in the nine months ended September 30, 1998, compared to $6.5 million in the nine months ended September 30, 1997. A decrease in investments provided cash of $23.1 million in the nine months ended September 30, 1998, compared to $2.7 million in the nine months ended September 30, 1997. An increase in accounts payable and accrued liabilities provided cash of $10.4 million in the nine months ended September 30, 1998, compared to a decrease in same using cash of $6.3 million in the nine months ended September 30, 1997. An increase in receivables and inventories used cash of $19.2 million and $5.2 million, respectively, in the current period. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
--------------------

Investing activities in the nine months ended September 30, 1998 used cash of $45.2 million, consisting primarily of capital expenditures for upgrades to the Company's manufacturing plants, compared to $8.5 million in the nine months ended September 30, 1997.

The Company expects gross capital expenditures in 1998, excluding the conversion of its pulp mill from the production of sulphite to kraft pulp, to be approximately $5.5 million, which will be funded from cash, cash flow from operations and non-refundable government grants. In the first nine months of 1998, gross capital expenditures (excluding costs in respect of the pulp mill conversion project) were $2.2 million, compared to approximately $8.9 million in the same period of 1997.


FORM 10-Q
QUARTERLY REPORT - PAGE 14

The Company commenced the conversion of its pulp mill from the production of sulphite pulp to kraft pulp in the second quarter of 1998. The Company's gross capital expenditures in respect of the conversion project to September 30, 1998 were $61.1 million. The conversion is, among other things, expected to increase the capacity of the pulp mill from 160,000 tonnes to 280,000 tonnes per annum and reduce the mill's emissions of sulphur dioxides and effluent substantially. The estimated cost for the conversion is approximately $385 million, which is being financed by a 15 year term loan in the aggregate amount of up to approximately $282 million from two merging German banks, non-refundable governmental grants of up to approximately $97.5 million, governmental assistance and guarantees for long-term project financing, and an additional equity investment by the Company (the "Financing"). See the Company's Form 8-K dated July 16, 1998 for further details with respect to the Financing. The Company estimates that, subject to receipt of all necessary permits and consents in the anticipated time frame, capital expenditures in respect of the conversion project in 1998 will be approximately $100 million. The conversion project is expected to be completed at or about the end of 1999.

In the nine months ended September 30, 1998, the conversion project was on plan. The Company received its initial financing advance on time and has entered into contracts for the purchase of equipment to be utilized upon the conversion. Currently, the Company has entered into contracts in excess of 60% of the capital budget for the conversion and the Company does not currently anticipate any significant delays or cost overruns with respect to the conversion project. In addition, the Company has commenced preparations for the installation of certain vital equipment at the pulp mill relating to the conversion. Much of the basic civil engineering work with respect to the conversion, such as the laying of foundations, is expected to be completed by the end of November 1998. It is currently anticipated that the conversion will be completed by the third quarter of 1999.

As part of the restructuring of the Company's paper operations, the Company completed the sale of its Raschau packaging paper facility during the period and completed the sale of its Greitz paper mill in early September 1998.

Financing Activities
--------------------

Cash provided by financing activities was $52.0 million in the nine months ended September 30, 1998, compared to cash used by financing activities of $2.3 million in the nine months ended September 30, 1997. A net increase in bank indebtedness, including the borrowings in connection with the Company's pulp mill conversion project, provided cash of $49.8 million in the nine months ended September 30, 1998, compared to a net decrease in bank indebtedness using cash of $2.4 million in the same period of 1997. The Company issued shares for net proceeds of $3.0 million in the nine months ended September 30, 1998, compared to $0.5 million in the nine months ended September 30, 1997. The Company paid a cash dividend of $0.6 million, or $0.04 per share, in the current period of 1998.

In the nine months ended September 30, 1998, the Company reported an unrealized foreign exchange translation gain of $1.7 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings.


FORM 10-Q
QUARTERLY REPORT - PAGE 15

Other than the Company's plan to convert the production of its pulp mill from sulphite to kraft pulp, the Company had no material commitments to acquire assets or operating businesses as at September 30, 1998. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for deutschmarks prevailing during that period. In the nine months ended September 30, 1998, the Company reported a net $12.1 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation loss decreased to $29.2 million at September 30, 1998 from $41.4 million at December 31, 1997.

As both the Company's principal sources of revenues and expenses are in deutschmarks, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The average and period end exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:


                            Period from                    Quarter Ended                 Quarter Ended
                 September 30 to November 10, 1998       September 30, 1998           September 30, 1997
                 ---------------------------------   --------------------------   --------------------------
                   Period End     Period Average     Period End  Period Average   Period End  Period Average
                   ----------     --------------     ----------  --------------   ----------  --------------
Rate of Exchange
Deutschmark          1.6873           1.6719           1.6698        1.7606         1.7670        1.8059

Based upon the period average exchange rate in the first nine months of 1998, the U.S. dollar decreased by approximately 0.5% in value against the deutschmark since December 31, 1997.


FORM 10-Q
QUARTERLY REPORT - PAGE 16

YEAR 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. The Company is conducting a comprehensive review of all significant applications that may require modification to ensure Year 2000 compliance. The Company is utilizing both internal and external resources to make any required modifications and to test for Year 2000 compliance. The modification and testing process of all significant applications is expected to be completed in 1999. In addition, the Company has initiated communications with its significant suppliers and largest customers to ascertain their Year 2000 readiness and develop contingency plans as required.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 17

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As reported in the Company's Form 10-Q for the period ended June 30, 1998, in May 1998 the Company issued $12.0 million of 8% subordinated debentures maturing 2003 with non-detachable warrants entitling the holders to subscribe for up to an aggregate of 2.0 million ordinary shares, subject to a minimum, at the market price for the shares at the time of exercise. The debentures are convertible at any time prior to maturity into shares of common stock in the capital of the Company at a conversion price equal to the greater of: (i) $6.00 per share, or (ii) the average trading closing price of the shares on the NASDAQ National Market over the 10 day trading period immediately prior to the date of conversion of the debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 10, 1998. At the meeting, C.S. Moon and Maarten Reidel were re-elected as Class I Trustees of the Company, each for a three year term, as follows:

                                                            ABSTENTIONS AND
                         VOTES FOR      VOTES WITHHELD      BROKER NON-VOTES
                         ----------     --------------      ----------------
C.S. Moon                10,546,363         35,063                  -
Maarten Reidel           10,546,363         35,063                  -

Jimmy S.H. Lee and Michel Arnulphy continued their respective terms as Trustees of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                       Description
     -------                      -----------

        27            Article 5 - Financial Data Schedule for the 3rd Quarter
                                  1998 Form 10-Q.

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


Date:  November 13, 1998


FORM 10-Q
QUARTERLY REPORT - PAGE 19

                                EXHIBIT INDEX

Exhibit
Number                       Description
-------                      -----------

  27             Article 5 - Financial Data Schedule for the 3rd Quarter
                             1998 Form 10-Q.