Form 10-K
period 1998-12-31
MERCER INTERNATIONAL INC
filed 1999-03-31
CIK 75659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

 /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

 / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ---------------- to ----------------

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

                            ------------------------

                 SHARES OF BENEFICIAL INTEREST, $1.00 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                                 TITLE OF CLASS

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 26, 1999 was approximately $51,357,181. The last reported sale price of the common shares of beneficial interest on the NASDAQ Stock Market's National Market on March 26, 1999 was $6.13 per share.

    As of March 26, 1999, the Registrant had 16,034,846 common shares of beneficial interest, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 1999 is incorporated by reference in Part III hereof. Certain exhibits in
Part IV of this Form 10-K are incorporated by reference from prior filings made by the Registrant under the SECURITIES ACT OF 1933, as amended, and the SECURITIES EXCHANGE ACT OF 1934, as amended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                               ---------
                                                   PART I
ITEM 1.      BUSINESS........................................................................................      4
             The Company.....................................................................................      4
             Products........................................................................................      5
             Sales, Marketing and Distribution...............................................................      6
             Fibre...........................................................................................      7
             Capital Expenditures and Government Financing...................................................      8
             Pulp Mill Conversion Project....................................................................      9
             Environmental...................................................................................     12
             Human Resources.................................................................................     13
             Acquisitions....................................................................................     13
ITEM 2.      PROPERTIES......................................................................................     14
ITEM 3.      LEGAL PROCEEDINGS...............................................................................     15
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................     15

                                                   PART II
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................     16
ITEM 6.      SELECTED FINANCIAL DATA.........................................................................     17
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION............     17
             Results of Operations...........................................................................     18
               Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997.....................     18
               Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996.....................     19
             Liquidity and Capital Resources.................................................................     21
               Operating Activities..........................................................................     21
               Investing Activities..........................................................................     21
               Financing Activities..........................................................................     22
             Foreign Currency................................................................................     22
             Cyclical Nature of Business; Competitive Position...............................................     23
             Year 2000.......................................................................................     23
             Conversion Project Uncertainties................................................................     24
             European Economic and Monetary Union............................................................     24
             Inflation.......................................................................................     24
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................     25
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................     25
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............     25

                                                  PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................     26
ITEM 11.     EXECUTIVE COMPENSATION..........................................................................     26
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................     26
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................     26

                                                   PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................     27
             Financial Statements............................................................................     29
             Supplementary Financial Information.............................................................     51
             SIGNATURES......................................................................................     52

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

    In this document: (i) unless the context otherwise requires, the "Company" or "Mercer" refers to Mercer International Inc. and its subsidiaries; (ii) a "tonne" is one metric ton or 2,204.6 pounds; (iii) "DM" refers to deutschmarks, the lawful currency of Germany; and (iv) foreign assets and liabilities denominated in DM have been translated to U.S. dollars at the December 31, 1998 rate of exchange of DM 1.6665 to $1.00, and revenues and expenses denominated in DM have been translated to U.S. dollars at the average rate of exchange throughout 1998 of DM 1.7589 to $1.00.

    Mercer is a pulp and paper company headquartered in Zurich, Switzerland, with operations primarily located in Germany. The Company's pulp operations are conducted through Spezialpapierfabrik Blankenstein GmbH (formerly called Zellstoff-und Papierfabrik Rosenthal GmbH) and its affiliates ("SPB") and its paper operations are conducted through Dresden Papier GmbH (formerly called Dresden Papier AG) and its affiliates ("DPAG"), all of which are wholly-owned subsidiaries of Mercer. The Company previously also operated in the financial services segment until June 1996, when it completed the spin-off of its financial services business to its shareholders by way of a special dividend.

    The Company currently employs approximately 785 people and its manufacturing plants consist of four paper mills (the "Paper mills") and a pulp mill (the "Pulp mill") with aggregate annual production capacities of approximately 170,000 tonnes and 160,000 tonnes, respectively. The Paper mills produce three primary classes of paper products, being packaging, printing and specialty, and the Pulp mill produces sulphite pulp.

    In 1998, the Company commenced construction of a major capital project designed to convert the Pulp mill from the production of sulphite pulp to kraft (sulphate) pulp and increase its annual production capacity to approximately 280,000 tonnes (the "Conversion Project"). The aggregate cost of the Conversion Project is estimated to be approximately $400 million and construction is expected to be completed around the end of 1999. See "Business--Pulp Mill Conversion Project".

    During the last five years, the Company has expended an aggregate of approximately $168.7 million on capital investments at the Company's mills, of which approximately $43.3 million was financed through non-refundable government grants, on plant upgrades to improve efficiency, reduce effluent discharges and emissions and modernize its manufacturing plants.

    In late 1997, the Company embarked on a strategy of focusing on its core operations and rationalizing assets that either are not part of such core operations or do not provide the desired level of return. In accordance with this strategy, the Company took a special charge of $48.5 million in the fourth quarter of 1997 relating to the limited service life of various assets due to the Conversion Project, severance and related costs, the write-down of specific capital assets to their estimated realizable value and a decrease in the deferred income tax asset. In 1998, the Company completed the sale of its packaging paper mill in Greiz, and its carton paper mill in Raschau which had been leased to another party since 1995. The foregoing restructuring will enable the Company to concentrate its management and financial resources on its core operations and pursue new opportunities in the same or related industries.

    The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity, the economy, interest rates and fluctuations in currency exchange rates, all of which can have a significant influence on the Company's selling prices and overall profitability. The Company competes with European and international pulp and paper firms ranging from very large integrated firms to smaller specialty firms. Areas of competition include price, innovation, quality and service. The Company's competitive position is influenced by the availability and cost of its raw materials, energy and labour, and its plant efficiencies and productivity in relation to its competitors.

    The corporate strategy of the Company is to expand its asset and earnings base both in Europe and internationally through the acquisition of interests in companies and assets in the pulp and paper and related businesses.

PRODUCTS

    The Company manufactures and sells sulphite pulp and three primary classes of paper products. The Company's products are produced from both virgin fibre, being wood chips and pulpwood, and recycled fibre, being waste paper. The Company's manufacturing plants are all located in Germany in the States of Saxony and Thuringia. The Paper mills are located at Heidenau, Hainsberg, Fahrbrucke and Trebsen and have an aggregate annual production capacity of approximately 170,000 tonnes. The Pulp mill is situated near the town of Blankenstein and has an annual production capacity of approximately 160,000 tonnes.

    The following table sets out the Company's primary classes of paper products and the mills at which they are produced:

PAPER PRODUCT CLASS                    MILL                            PRODUCT DESCRIPTION
-------------------------------------  ------------------------------  ----------------------------------------
Packaging Paper......................  Trebsen                         Corrugated medium and testliner used in
                                                                       the production of boxes and corrugated
                                                                       shipping containers.

Specialty Paper......................  Heidenau and Fahrbrucke         Greaseproof paper and coated and
                                                                       uncoated wallpaper.

Printing Paper.......................  Hainsberg and Fahrbrucke        Recycled and woodfree printing and
                                                                       writing paper.

    Pulp is generally classified according to fibre type, the process used and the degree to which it is bleached. The sulphite pulp currently produced by the Pulp mill is a chemical wood pulp manufactured by a magnesium bisulphite acid cooking process. The majority of the production of the mill is used to make paper grade pulp. The dissolving sulphite pulp produced by the mill is a specialty pulp used in the production of synthetic textile fibre such as viscose staple fibre (rayon). A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Pulp mill has the capability of producing both "totally chlorine free" ("TCF") and "elemental-chlorine free" ("ECF") pulp. TCF pulp is bleached to a high brightness using oxygen and hydrogen peroxide as bleaching agents, whereas ECF pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent. Ethanol, a byproduct of pulp production, is sold by the Company to industrial producers and used in making paints, lacquers, films and printing colours.

    In 1998, the Company commenced construction of the Conversion Project to convert the Pulp mill to produce kraft pulp. The kraft pulp to be produced at the Pulp mill is a long-fibred softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulpwood. Kraft pulp is noted for its strength, whiteness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper related products. See "Business--Pulp Mill Conversion Project".

SALES, MARKETING AND DISTRIBUTION

    The Company's sales and marketing operations focus primarily on western European countries and are responsible for the majority of the Company's paper sales. In 1998, paper sales conducted through agents were approximately 29% of total paper sales, compared to approximately 34% in 1997 and 35% in 1996. The majority of the Company's paper products are sold to printers, wallpaper manufacturers, corrugators and converters. Sales of sulphite pulp within Germany are conducted primarily by the Company's own sales staff, while sales outside of Germany are carried out primarily through agents. The Company's sulphite pulp is sold principally to tissue and paper mills and rayon producers. Pulp and paper sales are made on terms customary to the industry. At December 31, 1998, there were no material payment delinquencies. The Company's products are delivered to market by truck, rail and ship.

    The distribution of the Company's sales by volume, product class and geographic area is set out in the following table for the periods indicated:

                                             YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            1998        1997      1996
                                          --------    --------  --------
                                                     (TONNES)
SALES BY VOLUME
Papers
  Packaging Papers......................    91,157(1)  110,428   110,179
  Specialty Papers......................    36,001      36,991    26,548
  Printing Papers.......................    56,866      54,538    46,416
                                          --------    --------  --------
    Total Papers........................   184,024     201,957   183,143
                                          --------    --------  --------
Pulp....................................   145,451     160,432   133,005
                                          --------    --------  --------
Total(2)................................   329,475     362,389   316,148
                                          --------    --------  --------
                                          --------    --------  --------

                                                  (IN THOUSANDS)
SALES BY PRODUCT CLASS
Papers
  Packaging Papers......................  $ 24,722(1) $ 29,313  $ 33,165
  Specialty Papers......................    30,401      29,244    27,012
  Printing Papers.......................    41,192      35,915    36,469
                                          --------    --------  --------
    Total Papers........................    96,315      94,472    96,646
                                          --------    --------  --------
Pulp....................................    69,918      75,460    72,456
Other...................................     3,438       5,405     4,995
                                          --------    --------  --------
Total...................................  $169,671    $175,337  $174,097
                                          --------    --------  --------
                                          --------    --------  --------
SALES BY GEOGRAPHIC AREA
Germany.................................  $ 93,267    $ 97,525  $101,351
European Union(3).......................    65,806      59,794    48,795
Other...................................    10,598      18,018    23,951
                                          --------    --------  --------
Total...................................  $169,671    $175,337  $174,097
                                          --------    --------  --------
                                          --------    --------  --------

------------------------

(1) The Company sold its packaging paper mill in Greiz effective July 1998. Paper sales from the Greiz mill prior to its sale are included in the Company's results of operations for 1998. The Greiz mill sold approximately 25,490 tonnes of packaging paper for approximately $7.2 million in 1998.

(2) Excluding intercompany sales of approximately 1,072, 4,257 and 3,609 tonnes of pulp in 1998, 1997 and 1996, respectively.

(3) Not including Germany.

    The following charts illustrate the geographic distribution of the Company's sales for the periods indicated:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    YEAR ENDED
 DECEMBER 31, 1998
European(1) Union        38.8%
Germany                  55.0%
Other                     6.2%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    YEAR ENDED
 DECEMBER 31, 1997
European(1) Union        34.1%
Germany                  55.6%
Other                    10.3%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    YEAR ENDED
 DECEMBER 31, 1996
European(1) Union        28.0%
Germany                  58.2%
Other                    13.8%

------------------------
(1) Not including Germany.

    In 1998 and 1997, no single customer accounted for more than 10% of the Company's pulp and paper sales. The Company's sales are not dependent upon a single customer or upon a concentrated group of major customers. The loss of any one customer would not have a material adverse effect on the Company.

FIBRE

    The fibre used by the Paper mills consists of waste paper (recycled paper) and pulp, which are cyclical in both price and supply. The cost of such fibre is primarily affected by the supply and demand for paper and pulp. Approximately 80% of the fibre used in the Company's paper operations consists of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp fibre. The remaining 20% of the fibre is made up of market pulps and chemical additives, both of which are available at market prices from various suppliers throughout Europe. In 1998, the Paper mills consumed approximately 151,347 tonnes of waste paper. Prices for waste paper and pulp were relatively low in 1998 as a result of excess world pulp inventories and weak Asian markets.

    The fibre used by the Pulp mill consists of wood chips produced by local sawmills and pulpwood, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulpwood processed especially for this purpose. Pulpwood consists of lower quality logs not used in the production of lumber. The costs of wood chips and pulpwood are primarily affected by the supply and demand for lumber. The Pulp mill is situated in a region which offers a stable fibre supply. The wood chips are procured from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometre radius of the Pulp mill. Within this radius, the Pulp mill is by far the largest consumer of wood chips. Wood chips are normally procured from sawmills pursuant to one year supply contracts, which provide for quarterly price adjustments. Pulpwood is partly procured from the state forest agency in Thuringia on a contract basis and partly from private holders. The Pulp mill's fibre requirements are handled and procured primarily by PWA Holz, which is the largest wood procurement company in Germany and handles a total volume of approximately four million cubic metres per year. In 1998, the Pulp mill consumed approximately 790,961 cubic metres of fibre comprised of approximately 632,769 cubic metres of wood chips and 158,192 cubic metres of pulpwood.

    While fibre costs for pulp remained relatively low throughout 1998 due to excess world pulp inventories, they were approximately 9.8% higher than in 1997. In 1998, fibre supplies decreased as a result of poor lumber markets, which resulted in less lumber production by local sawmills, and harsh weather conditions in late 1998, which reduced timber harvesting. This resulted in fibre costs at the end of 1998 being approximately 13% higher than at the lowest point during 1997. Overall, in 1998, relatively low fibre prices were reflected in relatively low pulp prices. While fibre costs and supply are subject to cyclical changes, the Company expects that it will be able to obtain an adequate supply of fibre on reasonably satisfactory terms due to the favourable location of the Pulp mill and its long-term relationship with suppliers.

CAPITAL EXPENDITURES AND GOVERNMENT FINANCING

    In 1998, the Company continued its capital investment programs to improve efficiency, reduce effluent discharges and emissions and increase production capacity at its manufacturing plants. Such capital investments were partially financed through non-refundable grants made available by German federal and state governments and were used to offset certain wastewater fees.

    Under legislation adopted by the federal and certain state governments of Germany, non-refundable grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Pursuant to the current terms of such grants, state governments will provide funding for up to 35% of the cost of qualified investments. Additional non-refundable grants, equal to 5% of qualified investments, are available from the federal government to the extent that the qualified investments did not receive maximum state government funding. These grants are not refundable or repayable by the recipient, unless the proceeds are used for a non-specified purpose. These non-refundable grants are not recorded in the income of the Company, but instead reduce the cost basis of the assets purchased by the proceeds thereof.

    Loan guarantees are also available from the German federal and state governments for up to 80% of the cost of qualifying investments. These guarantees are provided by such federal and state governments to assist qualifying businesses with financing capital investments. The guarantees permit such businesses to obtain term loans at below market interest rates. In addition, subsidized interest rate loans are also available from public financial institutions in Germany, which provide loans at below market interest rates for qualified investments.

    The capital investments made by the Company to reduce effluent discharges have been applied to offset wastewater fees that would otherwise be payable. At December 31, 1998, the aggregate wastewater fees saved by the Company over the last five years as a result of environmental capital expenditures were $14.3 million. See "Business--Environmental".

    The following table sets out the Company's capital expenditures and non-refundable grants recorded for the periods indicated:

                                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                   TOTAL           1998            1997           1996         1995       1994(1)
                                -----------     -----------     -----------     --------     --------     --------
                                                                  (IN THOUSANDS)
Capital Expenditures..........  $   168,723(2)  $    85,954(3)  $    14,791(5)  $ 23,865     $ 18,968     $ 25,145
                                -----------     -----------     -----------     --------     --------     --------
                                -----------     -----------     -----------     --------     --------     --------
Non-refundable grants.........  $    43,349     $    16,125(4)  $     1,723     $  5,328     $  7,291     $ 12,882
                                -----------     -----------     -----------     --------     --------     --------
                                -----------     -----------     -----------     --------     --------     --------

------------------------

(1) The Company acquired its pulp operations effective July 1, 1994.

(2) To December 31, 1998, capital expenditures have offset $14.3 million in wastewater fees.

(3) $82.2 million was related to the Conversion Project.

(4) $16.0 million was related to the Conversion Project.

(5) $5.9 million was related to the Conversion Project.

    In 1998, the Company completed its capital investment program initiated in 1993 to modernize and upgrade the Paper mills. The Company has expended an aggregate of approximately $67.0 million under this program, including approximately $3.8 million in 1998. Capital investments in 1998 included a variety of smaller projects, the largest of which was the replacement of a natural gas powered turbine at the Fahrbrucke mill at a cost of approximately $0.8 million. The Company anticipates that capital investments at its Paper mills for maintenance and environmental projects will total approximately $6.2 million in 1999. The Company is reviewing a number of strategic initiatives designed to upgrade the product mix at the Paper mills and provide a high rate of return, including adding coating facilities at the Hainsberg and Fahrbrucke mills. These initiatives are still under review and implementation is also subject to the availability of capital. The aggregate cost of all such strategic initiatives at the Paper mills is estimated to be approximately $12.0 million.

    In 1994, the Company initiated a capital investment program to reduce effluent discharges and emissions and upgrade the Pulp mill. The program was estimated to cost approximately $48.4 million and be completed by December 31, 1998. As at December 31, 1997, the program was substantially completed and approximately $37.3 million had been expended thereon. The balance of this investment program has been modified as a result of the Conversion Project.

PULP MILL CONVERSION PROJECT

    In 1998, the Company commenced construction of the Conversion Project to convert the Pulp mill from the production of sulphite pulp to kraft pulp. Kraft pulp is a fibrous material produced by chemically reducing wood into its component parts using a sulphate cooking process and is primarily used in the production of paper, tissues and paper related products. This grade of pulp is noted for its strength, whiteness and absorption properties and is the main type of pulp imported and sold in the European market. Germany is one of the most significant pulp markets in Europe and the Company is the only non-integrated pulp producer in the country. As a result, most of the Company's kraft pulp production will be sold on the domestic German market.

    The Conversion Project is expected to increase the Pulp mill's annual production capacity from 160,000 tonnes to 280,000 tonnes and substantially reduce effluent and sulphur dioxide emissions and reduce energy costs. The increase in annual pulp production capacity is expected to substantially increase the annual revenues of the Pulp mill.

    The aggregate costs of the Conversion Project, including project financing and soft costs and an amount for contingencies, are estimated to be approximately $400 million and construction is expected to be completed around the end of 1999. The Conversion Project is being financed through a combination of a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.

    In 1998, SPB entered into a project loan agreement (the "Project Loan Agreement") having a 15 year term with a merged German bank and other syndicated lenders (the "Lenders"), in the aggregate amount of DM 508.0 million ($304.8 million) (the "Loan Facility"), the proceeds of which will be utilized to fund the Conversion Project. The following summary of the material provisions of the Project Loan Agreement is not complete and such provisions, including definitions of certain terms, are qualified by reference to the Project Loan Agreement.

    The Loan Facility of DM 508.0 million provides for a main facility of DM
453.0 million ($271.8 million) for costs and expenses associated with the project (the "General Tranche"), a working capital facility (the "Working Capital Tranche") of DM 28.0 million ($16.8 million) which can also be utilized by SPB for project costs, and a cost overrun facility (the "Cost Overrun Tranche") of DM 27.0 million ($16.2 million). If SPB utilizes the Cost Overrun Tranche, the Company is required to advance to SPB, on a one to one basis, DM
28.3 million ($17.0 million) in the form of additional equity or subordinated loans to fund cost overruns. The Company has deposited DM 25 million ($15.0 million) into a restricted account (the "Overrun Account") with the Lenders to secure its obligation to advance funds to SPB to fund cost overruns, if any, for the project. The German federal government and the state government of Thuringia have provided a guarantee (the "Governmental Guarantee") for 80% of the Loan Facility and the Loan Facility is also secured by liens on substantially all of the assets of SPB. In addition to the Governmental Guarantee, the state government of Thuringia has agreed to provide governmental grants of DM 144.0 million ($86.4 million) in respect of the project. These grants are non-repayable provided that SPB maintains certain employment levels for a period of five years after the completion of the project. In addition, the German federal government will provide, under existing programs, non-repayable investment subsidies and grants totalling DM 37.0 million ($22.2 million) in respect of the project.

    As provided for in the Loan Facility, an aggregate of DM 290.0 million ($174.0 million) will be drawn by SPB pursuant to special credit programs (the "Special Credits") established by certain German public banks for projects which enhance environmental performance. The amounts to be drawn as Special Credits are part of the overall Loan Facility and repayment structure. The rates of interest for the Special Credits will be fixed for the first 10 years at an annual amount equal to the Lenders' costs of such funds of approximately 4.58% and 5.23%, respectively. The rate of interest will be adjusted and reset after 10 years for the balance of the term. These Special Credits permit qualifying borrowers to borrow money at favourable rates of interest.

    The rate of interest for the Loan Facility (other than for amounts drawn as Special Credits) will be an amount equal to the three or six month LIBOR rates for DM plus a margin of between 60 and 75 basis points. In connection with the Loan Facility, SPB paid to the Lenders a 1% up front commitment/loan fee, and will pay a quarterly standby fee of 0.375% on the undrawn portions of the Loan Facility less the amount of Special Credits and certain annual administration fees during the term of the Loan Facility.

    The Loan Facility is available for drawdown by SPB until the earlier of the completion and start-up of the Conversion Project or February 28, 2001. Repayment of the General Tranche and the Cost Overrun Tranche (if utilized) commences on March 31, 2001 with semi-annual payments on each of March 31 and September 30 thereafter until final maturity on September 30, 2013. The actual amounts of repayments will be based upon a percentage of SPB's overall debt service profile. The Working Capital Tranche will mature on the seventh anniversary of its initial drawdown and is to be repaid in four equal annual installments commencing on September 30 of the fourth calendar year after the first drawdown thereunder.

    The Project Loan Agreement contains representations, warranties and covenants customary to term project/construction loans of this nature, including, without limitation, covenants to maintain an Annual

Debt Service Cover Ratio (as defined therein) of 1.1:1 and restrictions on encumbrances, distributions, dispositions of material assets and further indebtedness for borrowed money. The Project Loan Agreement contains various events of default customary for term project/construction loans of this type which, after expiry of any applicable curative periods, permit the Lenders to accelerate the Loan Facility, including failure to make required payments, failure to comply with the covenants in the Project Loan Agreement, failure to comply with certain other obligations and the Company ceasing, without the prior consent of the Lenders, not to be unreasonably withheld, to own directly or indirectly 51% or more of the outstanding voting securities of SPB, unless a new third party owns at least 51% of the voting securities of SPB and assumes all of the Company's obligations to the Lenders.

    As at December 31, 1998, DM 170.0 million ($102.0 million) had been drawn under the Loan Facility in respect of the Conversion Project.

    During 1998, the Conversion Project was on schedule. The Company has entered into contracts for the purchase of equipment in excess of 82% of the capital budget for the project and the Company does not currently anticipate any significant delays with respect to the Conversion Project. In addition, the Company has commenced site preparation at the Pulp mill for the installation of certain key items of equipment, including a new recovery boiler. Approximately 26% of the basic civil engineering work with respect to the project, such as the laying of foundations, was completed by December 31, 1998 and the Company had expended approximately $88.0 million on the Conversion Project by that date.

    Although the Conversion Project is on schedule, the Company believes that the project may incur cost overruns of up to DM 25.0 million ($15.0 million), as a result of higher than expected infrastructure costs relating to site development and piping. Such additional costs have been partially offset by lower than expected costs for new equipment purchases. Pursuant to the terms of the Project Loan Agreement, such cost overruns will be funded in equal proportions through borrowings under the Cost Overrun Tranche and draw down of the Overrun Account. The Company is endeavoring to eliminate any discretionary expenditures in order to reduce any cost overruns in respect of the project.

    The Conversion Project will result in the Pulp mill taking approximately three months downtime prior to the switch to kraft pulp production. The Company is endeavoring to take such downtime between August and October 1999 to coincide with the European summer holiday season and to avoid unfavourable winter weather conditions. Once operational, the Pulp mill will go through a "start-up" or "ramping-up" period. The Company anticipates that the Pulp mill will operate at 80% of capacity by mid-2000 and at or near full capacity by the end of 2000. The Finnish engineering firm Jaakko Poyry OY has been appointed as the project engineer for the Conversion Project. The fibre requirements for the converted mill will continue to be met by the Company's existing sources.

    As with all major capital projects of such size and scope, the Conversion Project has and will continue to adversely affect and disrupt the operations and sulphite pulp production at the Pulp mill as a result of disruptions caused by construction, site-development work, installation and removal of equipment, employee training and planned and unplanned downtime. In addition, after the first quarter of 1999, the Pulp mill will no longer produce dissolving sulphite pulp because of changes relating to the Conversion Project.

    The start-up of the Pulp mill to produce kraft pulp is subject to customary risks and uncertainties inherent for large capital projects which alter the production of a major manufacturing facility and increase its production capacity. Such risks and uncertainties include, among other things, risks that the tie-in or connection of new equipment and its interface with existing equipment will not be implemented on schedule or without any operational difficulties or interruptions, that the new equipment will not perform to or achieve projected quality and capacity standards on schedule or at all, that the ramp-up of production will not be achieved on schedule, that the employees will not be sufficiently trained to operate all new equipment without disruptions to quality and that the quality of the manufactured kraft pulp will not improve to customer standards in the scheduled time frame and in time to win market acceptance.

    As a consequence of the Conversion Project, certain equipment at the Pulp mill has a limited service life because either it is no longer useful or required substantial modification. Accordingly, in 1997, the Company took a special charge of $26.4 million in respect of such equipment. The special charge was equal to the excess of the carrying value of the equipment over its estimated fair value.

    Although the Conversion Project has received favourable support from German governmental and regulatory bodies to date, there can be no assurance that current governmental assistance programs will not be amended in the future or that all necessary permits will be received on satisfactory terms or in time to permit the Company to complete the project and ramp-up of production as currently planned.

ENVIRONMENTAL

    The Company's operations are subject to a broad range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, the Company has devoted significant financial and management resources to comply with all applicable environmental laws and regulations. The Company's total capital expenditures on environmental projects, excluding those incurred in connection with the Conversion Project, were approximately $0.2 million in 1998 and are expected to be approximately $2.8 million in 1999.

    The Company believes its operations are currently in substantial compliance with the requirements of all applicable environmental legislation and regulations and its respective operating permits.

    The Hainsberg paper mill is currently using the municipal wastewater treatment plant, but due to increased user charges, the Company is currently negotiating the fees for using the municipal wastewater treatment plant and exploring the possibility of building its own biological wastewater treatment plant in 1999. The Company has started construction of a wastewater treatment plant on land owned by the Company at the Heidenau mill, which is expected to be completed at the end of 1999 at a cost of approximately $2.1 million.

    The Pulp mill, which has a relatively modern biological wastewater treatment and oxygen bleaching facility, will have to gradually satisfy more stringent state regulations with respect to both air emissions and effluent discharges. The Company has reduced its levels of AOX (Adsorbable Organic Halogen) discharge to 0.6 kilograms per tonne, in order to comply with prescribed effluent discharge levels. The date by which the Pulp mill must further reduce its levels of AOX discharge to 0.35 kilograms per tonne has been deferred to January 1, 2002. In addition, the requirement to reduce levels of COD (Chemical Oxygen Demand) discharge at the Pulp mill to 44 kilograms per tonne has been postponed to January 1, 2001. The Company will continue to modify its wastewater and bleaching facilities at the Pulp mill to meet or exceed these prescribed regulations, which will be further enhanced as a result of the Conversion Project.

    Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of such expenditures against the wastewater fees that would otherwise be payable. As a result, the Company has offset the amount of environmental capital expenditures made at the manufacturing plants against wastewater fees for the period from 1993 to 1997, which totalled approximately $14.3 million. The Company expects that its capital investment programs for its manufacturing plants will offset the full amount of wastewater fees that may be payable in respect of 1998 and 1999 and will ensure that its operations continue in substantial compliance with prescribed standards.

    The Company periodically performs environmental audits of operational sites and procedures both with Company personnel and outside consultants.

HUMAN RESOURCES

    The Company currently employs approximately 785 people, of which approximately 393 are engaged in paper operations and approximately 392 in pulp operations. Since the end of 1996 and 1998, respectively, there were no further contractual obligations of the Company to Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS"), the privatization agency of the German government, to maintain prescribed employment levels at its paper operations and pulp operations.

    The majority of the Company's employees are represented by the Industriegewerkschaft Chemie-Papier-Keramik (the "ICPK"), a national union which represents pulp and paper workers in Germany. The Company was previously a member of an employers' association, now called the Arbeitgeberverband ostdeutsche Papierindustrie (the "AGOP"), which represents pulp and paper producers in Germany and negotiates collectively on their behalf with the ICPK. In 1996, the Company gave notice to the AGOP that it was withdrawing from the association and since 1997 has negotiated independently with its workers with respect to wages. Effective January 1, 1998, the standard work week for employees in the pulp and paper industry in eastern Germany was reduced by one hour to 39 hours per week.

    In 1998, the labour agreement for workers at the Company's Paper mills was renewed until the end of 1999, upon terms which provide for wage increases of 1.2% in October 1998, 1.3% in July 1999 and 1.3% in December 1999.

    In 1997, the Company entered into a new five year labour agreement with its pulp workers which provided for, among other things, wage increases of 1.5% in September 1997, 2.0% in January 1998, 1.5% in August 1998, and 2.5% in January 1999 and 2000, respectively; a profit sharing plan; and the Company to maintain its existing employment levels for a period of three years. This labour agreement establishes a wage rate that will be approximately 90% of the union wage rate in the year 2000 for pulp workers in western Germany and will be at par with such rate by the year 2002. The labour agreement provides for smaller wage increases and a slower reduction of the work week than most other labour agreements in eastern Germany.

ACQUISITIONS

    The Company initially acquired its interest in its paper operations from BVS effective July 1, 1993. The Company initially acquired a 70% interest in its pulp operations from BVS effective July 1, 1994 and, effective April 1, 1995, the Company acquired the 30% minority interest and related assets in its pulp and paper operations.

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

    Pursuant to the terms of their acquisition from BVS, the Company's pulp and paper operations were obligated to make a predetermined amount of capital investments, maintain certain employment levels for specified periods and, in the event of the sale of certain assets or businesses prior to certain periods, pay a portion of the proceeds to BVS. The obligations in respect of the Company's pulp operations expired on December 31, 1998. The obligations in respect of the Company's paper operations expired on December 31, 1996, except that in 1998 the Company agreed with BVS to make further capital investments of at least $7.2 million on or before April 30, 2000, of which $1.3 million had been expended by the end of 1998.

ITEM 2.  PROPERTIES

    The Company's corporate head office is located in Zurich, Switzerland and is leased. The Company also maintains offices in Germany which are owned.

    The Company's Paper mills and the Pulp mill are located in Germany in the States of Saxony and Thuringia. All of the mills are situated on property owned by the Company. All of the Paper mills operate their own power plants to produce electricity and steam, other than the Trebsen mill which has a power plant to produce steam. The Trebsen mill previously leased a power plant to produce electricity, which lease was terminated in 1998.

    The Heidenau paper mill serves as headquarters for the Company's pulp and paper operations. It produces specialty papers and has an annual production capacity of 35,000 tonnes. The Fahrbrucke mill produces both specialty and printing papers and the Hainsberg mill produces printing papers, and each has an annual production capacity of 30,000 tonnes. The de-inking plant at the Hainsberg mill improves paper brightness and general product quality and allows for the increased usage of lower priced waste paper. Both mills use virgin and recycled fibre in producing various grades of printing papers.

    The Trebsen mill produces packaging papers and has an annual production capacity of 75,000 tonnes. The fibre supply for this mill is almost entirely from waste paper.

    In 1998, the Company divested the Greiz and Raschau mills for aggregate proceeds of approximately $10.6 million, as they were not considered to be part of the Company's core operations.

    The Pulp mill has an annual production capacity of 160,000 tonnes and is situated on a 220 acre site in close proximity to the Saale River and the town of Blankenstein in the State of Thuringia. The Pulp mill was constructed between 1973 and 1977 and has been upgraded in several stages. Its facilities include a complete wood fibre processing line with an oxygen bleaching plant, chemical recovery systems, power plant, a biological wastewater treatment facility and a waste disposal site. The Conversion Project will convert the Pulp mill to produce kraft pulp and is expected to increase its annual production capacity to 280,000 tonnes. See "Business--Pulp Mill Conversion Project".

    The following table sets out, by primary product class, the production capacity and actual production of the Company for the periods indicated:

                                                         PRODUCTION
                                               ------------------------------
                                   ANNUAL         YEARS ENDED DECEMBER 31,
                                 PRODUCTION    ------------------------------
PRODUCT CLASS                   CAPACITY(1)       1998        1997     1996
------------------------------  ------------   ----------    -------  -------
                                                  (TONNES)
Papers
  Packaging Papers............    120,000(2)       96,614(3) 111,002  110,304
  Specialty Papers............     40,000          37,372     35,654   26,179
  Printing Papers.............     60,000          57,274     54,224   45,568
                                ------------   ----------    -------  -------
    Total Papers..............    220,000         191,260    200,880  182,051
                                ------------   ----------    -------  -------
Pulp..........................    160,000         150,381    157,844  134,950
                                ------------   ----------    -------  -------
Total.........................    380,000(2)      341,641    358,724  317,001
                                ------------   ----------    -------  -------
                                ------------   ----------    -------  -------

------------------------

(1) Capacity is stated upon the rated capacity of the plants as at December 31, 1998, which is based upon production for 365 days a year. Actual production is generally based upon 340 days per year.

(2) The Company sold its packaging paper mill in Greiz effective July 1998. The Griez mill had an annual production capacity of 50,000 tonnes, which is included in the calculation of the annual production capacity of the Company for packaging papers.

(3) Includes production of approximately 24,612 tonnes from the Greiz mill prior to its sale effective July 1998.

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

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) MARKET INFORMATION. The Company's shares of beneficial interest trade on the NASDAQ Stock Market's National Market under the symbol "MERCS" and on EASDAQ under the symbol "MERC". The following table sets forth the quarterly high and low closing prices on NASDAQ for the two years ended December 31, 1997 and 1998, and for the period ended March 26, 1999:

FISCAL QUARTER ENDED                                           HIGH    LOW
------------------------------------------------------------  ------  -----
1997
March 31....................................................  $12.63  $8.63
June 30.....................................................  $11.75  $7.88
September 30................................................  $11.56  $8.13
December 31.................................................  $13.00  $7.94

1998
March 31....................................................  $10.63  $8.00
June 30.....................................................  $12.06  $9.31
September 30................................................  $10.19  $5.81
December 31.................................................  $ 7.75  $5.56

1999
Period ended March 26.......................................  $ 7.13  $6.13

    (b) SHAREHOLDER INFORMATION. As of March 26, 1999, there were approximately 754 holders of record of the Company's shares and a total of 16,034,846 shares were outstanding.

    (c) DIVIDEND INFORMATION. Effective June 3, 1996, the Company spun-off its financial services segment in a one for two stock dividend of 6,697,716 shares of MFC Bancorp Ltd. In 1997, the Company resolved, subject to, among other things, the availability of earnings and its anticipated cash requirements, to pay regular dividends on its shares of beneficial interest. The first dividend in the amount of $0.03 per share was paid on May 9, 1997 to shareholders of record as of April 30, 1997. In 1998, the Company paid a cash dividend of $0.04 per share to shareholders of record as of April 30, 1998. In March 1999, the Company resolved to pay a cash dividend of $0.05 per share to shareholders of record as of April 30, 1999. The actual timing, payment and amount of future dividends paid by the Company will be determined by the board of trustees of the Company from time to time based upon, among other things, the cash flow, results of operations and financial condition of the Company, the need for funds to finance ongoing operations and such other business considerations as the board of trustees of the Company considers relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial information for the Company for each of the last five years. The Company's previous interest in the operating results and net assets of the financial services segment, which were spun-off to shareholders of beneficial interest on June 3, 1996, have been classified separately within the Company's financial statements as "spun-off operations" and are excluded from the amounts of revenues, expenses, assets and liabilities of the Company's continuing operations. The following financial information has been reclassified to conform with the current year's presentation.

    The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed financial statements and related notes contained elsewhere herein.

                                                              YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                   1998            1997                1996               1995              1994
                                -----------    ------------       --------------       -----------       -----------
                                                    (IN THOUSANDS, OTHER THAN PER SHARE AMOUNTS)
Revenues(1)...................  $   174,896    $    184,107       $      186,729       $   300,737       $   197,359
Net income (loss) from
  continuing operations.......  $     9,012    $    (32,623)(2)   $       15,557       $    65,637       $    41,499
Net income (loss) from
  continuing operations, per
  common share,
  Basic.......................  $      0.59    $      (2.18)(2)   $         1.12       $      5.24       $      3.74
  Diluted.....................  $      0.59    $      (2.18)(2)   $         1.12       $      5.13       $      3.67
Weighted average common shares
  outstanding,
  Basic.......................       15,352          14,995               13,829            12,526            11,110
  Diluted.....................       15,384          14,995               13,957            12,787            11,323
Current assets................  $   121,716    $    100,384       $      132,651       $   140,618       $   111,374
Current liabilities...........  $    56,695    $     57,753       $       71,129       $    73,977       $    87,679
Working capital...............  $    65,021    $     42,631       $       61,522       $    66,641       $    23,695
Total assets..................  $   333,284    $    210,294       $      296,980(1)    $   369,953(4)    $   317,145(4)
Long-term liabilities.........  $   123,570    $     17,066       $       31,312       $    68,961       $    93,252
Shareholders' equity..........  $   153,019    $    135,475       $      194,539(1)(3) $   227,015(4)    $   111,540(4)
Cash dividends................  $       610    $        450       $           --       $        --       $        --

------------------------

(1) Excludes spun-off operations.

(2) Net income from continuing operations before the special charge was $15.8 million, or $1.06 per share.

(3) After stock dividend.

(4) Includes net assets of spun-off operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion and analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1998 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. The Company's previous interest in the operating results and net assets of the financial services segment, which were spun-off to shareholders of beneficial interest on June 3, 1996, are classified separately within the Company's financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Company's continuing operations. Previously reported financial statements for all periods and certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The following management discussion and analysis of financial condition and results of operation are based upon the restated financial statements for all prior years as aforesaid.

RESULTS OF OPERATIONS

    Selected sales data for the Company for each of the last three years is as follows:

                                    YEARS ENDED DECEMBER 31,
                                ---------------------------------
                                   1998          1997      1996
                                -----------    --------  --------
                                         (IN THOUSANDS)
SALES BY PRODUCT CLASS
Papers
  Packaging Papers............  $    24,722(1) $ 29,313  $ 33,165
  Specialty Papers............       30,401      29,244    27,012
  Printing Papers.............       41,192      35,915    36,469
                                -----------    --------  --------
    Total Papers..............       96,315      94,472    96,646
                                -----------    --------  --------
Pulp..........................       69,918      75,460    72,456
Other.........................        3,438       5,405     4,995
                                -----------    --------  --------
Total.........................  $   169,671    $175,337  $174,097
                                -----------    --------  --------
                                -----------    --------  --------


                                            (TONNES)
SALES BY VOLUME
Papers
  Packaging Papers............       91,157(1)  110,428   110,179
  Specialty Papers............       36,001      36,991    26,548
  Printing Papers.............       56,866      54,538    46,416
                                -----------    --------  --------
    Total Papers..............      184,024     201,957   183,143
                                -----------    --------  --------
Pulp..........................      145,451     160,432   133,005
                                -----------    --------  --------
Total(2)......................      329,475     362,389   316,148
                                -----------    --------  --------
                                -----------    --------  --------

------------------------

(1) The Company sold its packaging paper mill in Greiz effective July 1998. Paper sales from the Greiz mill prior to its sale are included in the Company's results of operations for 1998. The Greiz mill sold approximately 25,490 tonnes of packaging paper for approximately $7.2 million in 1998.

(2) Excluding intercompany sales of approximately 1,072, 4,257 and 3,609 tonnes of pulp in 1998, 1997 and 1996, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    In 1998, revenues decreased to $174.9 million from $184.1 million in 1997, as a result of a decrease in sales volumes. As the Company's products are principally sold in DM, the depreciation of the DM against the U.S. dollar by approximately 1.5% on average in 1998, compared to the same period in 1997, resulted in lower prices in U.S. dollar terms for the Company's products.

    Costs and expenses decreased to $165.6 million in 1998 from $168.2 million in 1997 before a special charge of $48.5 million (or $216.7 million after the special charge), primarily as a result of a decrease in sales volumes. General and administrative expenses were $23.5 million in 1998, compared to $23.6 million in 1997. In 1998, interest expense increased to $3.4 million from $3.0 million in 1997 plus $5.3 million of interest was capitalized in 1998, as a result of increased indebtedness resulting from the Conversion Project.

    In 1998, net income was $9.0 million or $0.59 per share, compared to $15.8 million or $1.06 per share before the special charge in 1997. In 1997, the Company took a special charge of $48.5 million relating to the limited service life of various assets due to the Conversion Project, severance and unrelated costs, the write-down of specific assets to their estimated realizable value and a decrease in the deferred income tax asset. In 1997, after the special charge, the Company reported a net loss of $32.6 million or $2.18 per share.

    In 1998, the Company's pulp and paper revenues decreased by approximately 2.2% from 1997 on a 7.3% decrease in pulp revenues and a 2.0% increase in paper revenues. Overall, in 1998, paper markets were generally stable and prices were generally stronger than in 1997. In 1998, pulp markets were generally weak with prices subject to significant fluctuations. In 1998, pulp prices on average improved marginally over 1997, while sales volumes were lower in 1998 compared to 1997.

    In 1998, pulp prices remained relatively low. On average, pulp prices realized by the Company in 1998 increased marginally by approximately 2.2% compared to 1997. Overall, pulp sales decreased by 7.3% to $69.9 million in 1998 from $75.5 million in 1997, primarily as a result of a sales volume decrease of 9.3%. Continuing economic weakness in the Asian markets and the shifting of production by Asian and other pulp producers to other markets, including Europe, prevented any real recovery in pulp prices or demand in 1998. Pulp prices decreased during the first half of 1998 due to high world inventory levels, before recovering in mid-year. Pulp prices then weakened again in the last quarter of 1998 due to a large build-up in producer inventories and, as a result, the Company took 28 days of market downtime at the Pulp mill for inventory correction.

    On average, paper prices realized by the Company increased by approximately 11.9% in 1998, compared to 1997, primarily as a result of increased demand for printing papers. Paper sales in 1998 increased to $96.3 million from $94.5 million in 1997, on a volume decrease of 8.9% and an average price increase of 11.9%. In 1998, sales volumes for packaging papers and specialty papers decreased by 17.5% and 2.7%, respectively, and sales volumes for printing papers increased by 4.3%, compared to 1997. Paper prices remained stable at the end of 1998, primarily as a result of an increased demand for printing paper grades.

    Increases in product prices in 1998 were partially offset by increased fibre costs for pulp production compared to 1997. On average, the Company's fibre costs for pulp production in 1998 increased by approximately 9.8%, compared to 1997, but remained among the lowest in Europe. As a result, during 1998, the Company changed its fibre input mix to use more lower-grade materials, which partially reduced the effect of higher fibre costs. Prices for waste paper, which comprises approximately 80% of the fibre for the Paper mills, decreased by approximately 5.6% in 1998 compared to 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    In 1997, revenues decreased marginally to $184.1 million from $186.7 million in 1996, as a result of reduced other revenues. Despite a volume sales increase resulting from stronger demand for pulp and paper products, sale revenues only increased marginally. As the Company's products are principally sold in DM, the approximate 14.9% depreciation of the DM against the U.S. dollar in 1997 compared to 1996 also contributed to lower revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Foreign Currency".

    Costs and expenses before the special charge decreased to $168.2 million in 1997, compared to $174.3 million in 1996, primarily as a result of lower manufacturing costs and decreased fibre costs (raw materials). General and administrative expenses decreased to $23.6 million in 1997 from $24.9 million in 1996. Interest expense decreased to $3.0 million from $4.0 million in 1996, as a result of lower interest rates and reduced bank debt.

    In 1997, net income from continuing operations before the special charge was $15.8 million or $1.06 per share, compared to $15.6 million or $1.12 per share in 1996.

    In 1997, after a special charge of $48.5 million, the Company reported a loss of $32.6 million or $2.18 per share. The $48.5 million special charge in 1997 included $2.2 million related to restructuring costs, $41.3 million for the write-down of specific capital assets to their estimated realizable value and $5.0 million for a decrease in the deferred income tax asset. The organizational restructuring provision was related to expected employee severance in 1998 required to effect longer term reductions in operating and administration expenses. The asset write-downs related to the near term replacement at the Company's Pulp mill of various capital assets which were deemed to be overvalued in view of their limited remaining service life due to the Conversion Project which totalled $26.4 million, and the Greiz, Trebsen and Raschau paper mills which are no longer viewed as core assets to the Company's operations.

    Costs and expenses increased to $216.7 million in 1997 compared to $174.3 million in 1996, primarily as a result of the special charge. Net loss from continuing operations was $32.6 million or $2.18 per share in 1997, compared to net earnings of $15.6 million or $1.12 per share in 1996.

    In 1997, the Company's sales revenues showed a marginal improvement over those in 1996, primarily as a result of improved demand for paper pulp and paper products and lower manufacturing costs. However, the Company's sales prices for all pulp and paper products were lower in 1997 compared to 1996, as a result of the devaluation of the DM compared to the U.S. dollar. The demand for paper products in Europe increased significantly in 1997 compared to 1996, particularly in the second half of the year. Although the demand for pulp was strong throughout most of the year, list prices for pulp in 1997 were, on average, approximately 13.7% lower than in 1996, primarily as a result of high world pulp inventories and weak Asian markets. Sulphite pulp prices were also negatively impacted by competition among sulphite pulp producers and the price policy implemented by a large eastern European producer to solidify its market position. The Company's pulp sales increased by 4.1% to $75.5 million in 1997 from $72.5 million in 1996 on a volume increase of 20.6% and an average price decrease of 13.7%. The demand for dissolving sulphite pulp decreased significantly in 1997 and only accounted for 16% of the Company's total pulp production, compared to 27% in 1996. The overall effect of weaker dissolving sulphite pulp demand was offset by the Company's increased production and sales of paper grade pulp.

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

LIQUIDITY AND CAPITAL RESOURCES

    The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
FINANCIAL POSITION
Working capital......................................................................   $   65,021    $   42,631
Property, plant and equipment (net)..................................................      161,021        87,806
Total assets.........................................................................      333,284       210,294
Long-term government debt............................................................        7,003         8,338
Long-term debt--other................................................................      114,545         6,701
Shareholders' equity.................................................................      153,019       135,475

    At December 31, 1998, the Company's cash and cash equivalents totalled $53.3 million, a net increase of $48.9 million from $4.4 million at the end of 1997. At December 31, 1998, the Company had short-term trading securities totalling $12.9 million, compared to $56.3 million at December 31, 1997.

OPERATING ACTIVITIES

    Net cash provided by operating activities was $18.5 million in 1998, compared to $16.0 million in 1997. Net changes in trading securities provided cash of $23.3 million in 1998, compared to $9.1 million in 1997. An increase in receivables and inventories used cash of $15.9 million and $2.4 million, respectively, in the current period, compared to an increase in receivables using cash of $7.2 million and a decrease in inventories providing cash of $2.0 million in 1997. A decrease in accounts payable and accrued liabilities used cash of $1.1 million in 1998, compared to $15.6 million in 1997. In 1998, the Company recognized a gain of $5.3 million from sales of property. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements for its paper operations. Working capital for the Company's pulp operations will be funded from cash flow from operations and borrowings under the Project Loan Agreement.

INVESTING ACTIVITIES

    Investing activities in 1998 used cash of $60.0 million, consisting primarily of capital expenditures relating to the Conversion Project and other upgrades to the Company's Paper mills, compared to $17.0 million in 1997. Property sales from the disposition of the Paper mills at Greiz and Raschau provided cash of $10.6 million in 1998, compared to property sales providing cash of $3.0 million in 1997. An increase in a note receivable used cash of $3.0 million in 1998, compared to $7.0 million in 1997.

    The Company expects aggregate capital expenditures in 1999, excluding the Conversion Project, to be approximately $6.2 million, which will be funded from cash, cash flow from operations and borrowings. In 1998, aggregate capital expenditures, excluding costs in respect of the Conversion Project, were $3.8 million, compared to approximately $8.9 million in the same period of 1997.

    The Company commenced construction of the Conversion Project in the second quarter of 1998. The Company's aggregate capital expenditures in respect of the Conversion Project to December 31, 1998 were approximately $88.0 million. The project is designed to, among other things, convert the Pulp mill's production to kraft pulp, increase its production capacity to 280,000 tonnes per annum and substantially reduce it's emissions of sulphur dioxides and effluent. The aggregate cost for the Conversion Project is estimated to be approximately $400 million, the financing for which is provided by a combination of borrowings under the Project Loan Agreement, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company. See "Business--Pulp Mill Conversion Project".

    The Company estimates that capital expenditures in respect of the Conversion Project in 1999 will be approximately $309.0 million. The construction of the Conversion Project is expected to be completed around the end of 1999. The Conversion Project will result in the Pulp mill taking approximately three months of downtime to complete the project. After completion, the Pulp mill will go through a start-up or ramp-up period. See "Business--Pulp Mill Conversion Project" and "Management's Discussion and Analysis of Financial Condition and Results of Operation--Conversion Project Uncertainties".

FINANCING ACTIVITIES

    Cash provided by financing activities was $87.0 million in 1998, primarily as a result of net borrowings of $102.0 million under the Project Loan Agreement in connection with the Conversion Project. In 1997, cash used by financing activities was $3.7 million. Pursuant to the terms of the Project Loan Agreement, the Company has deposited $15.0 million into the Overrun Account to fund potential cost overruns in respect of the Conversion Project. The appreciation of the DM against the U.S. dollar at December 31, 1998 resulted in an unrealized foreign exchange translation gain of $3.3 million from cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Foreign Currency".

    The Company's pulp and paper operations had net operating tax losses of approximately $210.0 million at December 31, 1998, which under former German tax laws could be carried forward indefinitely. However, the German government has amended its tax laws to restrict the use of tax losses to offset future taxable income in taxation years completed after 1996. As a result of these amendments, SPB has revised its prior income tax filings to maximize the benefits under the loss carryforward provisions in effect in those years and has decreased the deferred income tax asset by $5.0 million.

    In 1998, the Company received, net of share repurchases, proceeds of $3.3 million from the issuance of shares, compared to $1.5 million in 1997. The payment of dividends used cash of $0.6 million in 1998, compared to $0.5 million in 1997.

    Other than the Conversion Project, the Company had no material commitments to acquire assets or operating businesses as at December 31, 1998. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding the asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The required necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

FOREIGN CURRENCY

    Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations, in particular, those in Germany. The Company's pulp and paper products are principally sold in DM and approximately 99% of the Company revenues are denominated in DM.

    The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

    Since substantially all of the Company's revenues are received in DM, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for DM prevailing during that period. In the year ended December 31, 1998, the Company reported a net $12.7 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation loss decreased to $28.7 million at December 31, 1998 from $41.4 million at December 31, 1997.

    As both the Company's principal sources of revenues and expenses are in DM, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

    The average and period ending exchange rates for the DM to the U.S. dollar for the periods indicated are as follows:

                                                               YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------
                                           1999
                               ----------------------------              1998                          1997
                                            PERIOD AVERAGE   ----------------------------  ----------------------------
                                MARCH 26,    TO MARCH 26,    PERIOD END   PERIOD AVERAGE   PERIOD END   PERIOD AVERAGE
                               -----------  ---------------  -----------  ---------------  -----------  ---------------
RATES OF EXCHANGE
Deutschmark..................      1.8203         1.7508         1.6665         1.7589         1.7990         1.7321

    Based upon the period average exchange rate in 1998, the U.S. dollar decreased by approximately 2.3% in value against the DM since December 31, 1997.

CYCLICAL NATURE OF BUSINESS; COMPETITIVE POSITION

    The pulp and paper business is cyclical in nature and markets for the Company's principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity and in the economy, both of which can have a significant influence on selling prices and the earnings of the Company. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. During the past three years, pulp prices have both risen and fallen at rates faster than previously experienced by the industry. The competitive position of the Company is influenced by the availability and quality of raw materials (fibre) and its experience in relation to other producers with respect to inflation, energy, labour costs and productivity.

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

    Based upon its current information, management of the Company has determined that the Year 2000 issue will not pose significant operational problems for its computers. The total cost to the Company of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. The costs and the dates on which the Company plans to complete Year 2000 modification and testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events. The Company's expectations are based on the assumption that there will be no general failure of external, local, national or international systems (such as power, communications or transportation systems) necessary for the ordinary conduct of business. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

CONVERSION PROJECT UNCERTAINTIES

    The Company is subject to various uncertainties in connection with the Conversion Project, which may cause fluctuations in operating results such as availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees. The Conversion Project is also subject to extensive and complex regulations and environmental compliance which may result in delays or the Company incurring substantial costs in relation thereto. The Conversion Project has and will continue to adversely affect and disrupt the production of sulphite pulp and the operation of the Pulp mill in 1999 as a result of disruptions caused by construction, site development work, installation and removal of equipment, employee training and planned and unplanned downtime. In addition, after the first quarter of 1999, the Pulp mill will no longer produce dissolving sulphite pulp, which is a premium priced grade of sulphite pulp.

    Construction of the Conversion Project is expected to be completed around the end of 1999 and the Pulp mill will take approximately three months of downtime to facilitate its completion. Upon completion of construction, the Pulp mill will go through a "start-up" or "ramp-up" period. The Company expects that the Pulp mill will operate at approximately 80% of capacity by mid-2000 and at or near full capacity by the end of 2000.

    While the Conversion Project is on schedule, there can be no assurance that the project will not suffer delays during the construction phase as a result of, among other things, delays in the shipment and installation of equipment, materials or labour shortages, delays in the receipt of permits, weather conditions, or governmental actions. In addition, there are a number of risks and uncertainties inherent in the start-up of the Pulp mill after the completion of construction. There can be no assurance that the Pulp mill will not experience any operating difficulties or delays during the start-up period, any of which could have a material adverse effect on the Company's operations. See "Business--Pulp Mill Conversion Project".

EUROPEAN ECONOMIC AND MONETARY UNION

    Effective January 1, 1999, the currencies of the majority of the member countries of the European Economic and Monetary Union ("EMU") ceased to exist and were replaced by a new currency, the "euro". The Company began coordinating the preparations for the euro in 1998. These preparations included modifications of the Company's computer systems and programs for the EMU and coordination with customers, suppliers and financial institutions to ensure a smooth transition to the new currency. The Company was able to transact business in the euro beginning on January 1, 1999. Costs associated with the modifications necessary to prepare for the EMU were expensed by the Company during the period in which they were incurred. Although the Company's products are principally sold in DM, the Company does not anticipate that the conversion rate for the DM into euro, fixed on January 1, 1999, will significantly impact on the Company's results of operations. However, there can be no assurance that the potential increased competition on the German market, which is the primary market for the Company's pulp and paper products, resulting from the introduction of the euro will not have an adverse effect on the Company's results of operations.

INFLATION

    The Company does not believe that inflation has had a material impact on revenues or income during 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not use "derivatives" or "market risk sensitive instruments" for managing exposure to market risk. However, the Company's consolidated financial results are subject to foreign exchange rate fluctuations. See "Managements' Discussion and Analysis of Financial Condition and Results of Operation--Foreign Currency".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As a Massachusetts trust, the Company is managed by "trustees", who have comparable duties and responsibilities as directors of corporations.

    J.S.H. LEE, age 41, has been a Trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively.

    C.S. MOON, age 51, has been a Trustee since June 1994. Mr. Moon is an independent consultant. He was formerly the Executive Director of Shin Ho Group of Korea, an international paper manufacturer headquartered in Korea until 1998. Mr. Moon joined Shin Ho in 1990 and previously served in managerial positions with Moo Kim Paper Manufacturing Co., Ltd. and Sam Yung Pulp Co., Ltd.

    M. ARNULPHY, age 64, has been a Trustee since June 1995. Mr. Arnulphy has been the Managing Director of Electro Orient Ltd., a merchandise trading company located in Hong Kong, since 1998. From 1975 to 1998, Mr. Arnulphy was the Managing Director of J. Mortenson & Co., Ltd. in Hong Kong, a water treatment equipment manufacturing company.

    M. REIDEL, age 35, has been Chief Financial Officer and a Trustee since December 1996, a Managing Director of SPB from November 1994 and the Chairman of the Management Board of DPAG from 1995 to 1998. Previously, he was a member of the Supervisory Board of DPAG from 1992 to 1994, a member of BVS responsible for portfolios of service industry and wood and paper industry companies from 1992 to 1994, and an accountant with Arthur Andersen & Co. from 1987 to 1992.

    DR. R. AURELL, age 63, has been a Managing Director of pulp operations since November 1994. From November 1991 to 1994, Dr. Aurell served as an independent consultant advising clients, including the Company, on the pulp and paper industry. Previously, he held managerial positions with North British Newsprint Ltd., Jaakko Poyry OY, MoDo-Chemetics AG and Stora Forest Industries.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     INDEX

                                                                                                                   PAGE
                                                                                                                 ---------
   (a)(1)  FINANCIAL STATEMENTS

           Independent Auditors' Report........................................................................         29
           Consolidated Balance Sheets.........................................................................         30
           Consolidated Statements of Operations...............................................................         31
           Consolidated Statements of Comprehensive Income.....................................................         32
           Consolidated Statements of Changes in Shareholders' Equity..........................................         33
           Consolidated Statements of Cash Flows...............................................................         34
           Notes to the Consolidated Financial Statements......................................................         35

      (2)  FINANCIAL STATEMENT SCHEDULES

           Independent Auditors' Report........................................................................         53

           SCHEDULE I--Condensed Financial Information of Registrant...........................................         54

    All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  LIST OF EXHIBITS

  3.1  (a)*  Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990
               together with an Amendment to Declaration of Trust dated
               December 12, 1991.
       (b)*  Amendments to Declaration of Trust dated July 8, 1993;
               August 17, 1993; and September 9, 1993.
  3.2*       Trustees' Regulations dated September 24, 1973.
  4.1        Shareholder Rights Plan. Incorporated by reference from Form
               8-A dated August 17, 1993.
 10.1        Acquisition Agreement among Treuhandanstalt, Dresden Papier
               AG, Dresden Papier Holding GmbH, Mercer International
               Inc., and Shin Ho Paper Mfg. Co., Ltd. Incorporated by
               reference from Form 8-K dated September 20, 1993.
 10.2        Acquisition Agreement among Treuhandanstalt, Zellstoff-und
               Papierfabrik Rosenthal GmbH, Raboisen
               Einhundertsechsundfunfzigste
               Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR
               Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer
               International Inc. and 448380 B.C. Ltd. dated July 3,
               1994. Incorporated by reference from Form 8-K dated July
               3, 1994.
 10.3*       Amended and Restated 1992 Stock Option Plan.
 10.4*       1994 Employee Incentive Bonus Plan.
 10.5*       Form of Separation Agreement between Mercer International
               Inc. and Arbatax International Inc.
 10.6        English Translation of a Loan Agreement in the amount of DM
               508,000,000 between Zellstoff-und Papierfabrik Rosenthal
               GmbH & Co. KG, Blankenstein on the one hand and Bayerische
               Hypotheken-und Wechsel-Bank Aktiengesellschaft, Munich and
               Bayerische Vereinsbank Aktiengesellschaft, Munich on the
               other hand dated July 6, 1998. Incorporated by reference
               from Form 8-K dated July 16, 1998.
 21          List of Subsidiaries of Registrant.
 23          Independent Auditors Consent.
 27          Article 5--Financial Data Schedule for the Year Ended
               December 31, 1998.

------------------------

*   Filed in Form 10-K for prior years.

(b) Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Mercer International Inc.

    We have audited the accompanying consolidated balance sheets of Mercer International Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercer International Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                                                           /s/ PETERSON SULLIVAN

March 12, 1999
Seattle, Washington

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current Assets
  Cash and cash equivalents...............................................................  $   53,250  $    4,414
  Investments.............................................................................      12,891      56,285
  Receivables.............................................................................      33,828      22,329
  Inventories.............................................................................      19,540      15,799
  Other...................................................................................       2,207       1,557
                                                                                            ----------  ----------
    Total current assets..................................................................     121,716     100,384

Long-Term Assets
  Cash restricted.........................................................................      15,000          --
  Properties..............................................................................     161,012      87,806
  Investments.............................................................................      13,626       4,118
  Notes receivable........................................................................      10,150       7,000
  Deferred income tax.....................................................................      11,780      10,986
                                                                                            ----------  ----------
                                                                                               211,568     109,910
                                                                                            ----------  ----------
                                                                                            $  333,284  $  210,294
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                                   LIABILITIES
Current Liabilities
  Accounts payable and accrued expenses...................................................  $   53,518  $   50,172
  Notes payable...........................................................................       1,839       3,252
  Debt....................................................................................       1,338       4,329
                                                                                            ----------  ----------
    Total current liabilities.............................................................      56,695      57,753

Long-Term Liabilities
  Debt....................................................................................     121,548      15,039
  Other...................................................................................       2,022       2,027
                                                                                            ----------  ----------
                                                                                               123,570      17,066
                                                                                            ----------  ----------
    Total liabilities.....................................................................     180,265      74,819
                                                                                            ----------  ----------

                                               SHAREHOLDERS' EQUITY
Shareholders' Equity
  Preferred shares, no par value: 50,000,000 authorized, and issuable in series:
    Series A, 500,000 authorized, none issued and outstanding.............................          --          --
    Series B, 3,500,000 authorized, none issued and outstanding...........................          --          --

  Shares of beneficial interest, $1 par value:
    unlimited authorized, 15,440,122 and 15,033,722 issued and outstanding at December 31,
      1998 and 1997.......................................................................      91,913      88,603
  Retained earnings.......................................................................      98,167      89,765
  Accumulated other comprehensive loss....................................................     (37,061)    (42,893)
                                                                                            ----------  ----------
                                                                                               153,019     135,475
                                                                                            ----------  ----------
                                                                                            $  333,284  $  210,294
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenues
  Sales......................................................................  $  169,671  $  175,337  $  174,097
  Other......................................................................       5,225       8,770      12,632
                                                                               ----------  ----------  ----------
                                                                                  174,896     184,107     186,729

Expenses
  Cost of sales..............................................................     138,702     141,559     145,432
  Special charges............................................................          --      48,452          --
  General and administrative.................................................      23,490      23,600      24,863
  Interest expense...........................................................       3,384       3,046       3,978
                                                                               ----------  ----------  ----------
                                                                                  165,576     216,657     174,273
                                                                               ----------  ----------  ----------
Income (loss) from continuing operations before income taxes.................       9,320     (32,550)     12,456
Income tax benefit (provision)...............................................        (308)        (73)      3,101
                                                                               ----------  ----------  ----------
Income (loss) from continuing operations.....................................       9,012     (32,623)     15,557
Income of spun-off operation, net of applicable income tax provision of $219
  in 1996....................................................................          --          --         466
                                                                               ----------  ----------  ----------
    Net income (loss)........................................................  $    9,012  $  (32,623) $   16,023
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic and diluted earnings (loss) per share
  Income (loss) from continuing operations...................................  $     0.59  $    (2.18) $     1.12
  Income of spun-off operation...............................................          --          --        0.03
                                                                               ----------  ----------  ----------
    Net income (loss) per share..............................................  $     0.59  $    (2.18) $     1.15
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                                   1998        1997        1996
                                                                                 ---------  ----------  ----------
Net income (loss)..............................................................  $   9,012  $  (32,623) $   16,023
Other comprehensive income, net of tax
  Foreign currency translation adjustment......................................     12,713     (29,362)    (10,282)
  Unrealized gains (losses) on securities
    Unrealized holding gains (losses) arising during the period................     (7,679)        733       1,139
    Less reclassification adjustment for (gains) losses included in net
      income...................................................................        798          --        (415)
                                                                                 ---------  ----------  ----------
                                                                                    (6,881)        733         724
                                                                                 ---------  ----------  ----------
Other comprehensive income (loss)..............................................      5,832     (28,629)     (9,558)
                                                                                 ---------  ----------  ----------
Comprehensive income (loss)....................................................  $  14,844  $  (61,252) $    6,465
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                       SHARES OF BENEFICIAL INTEREST                  ACCUMULATED OTHER COMPREHENSIVE INCOME
                                    -----------------------------------               ---------------------------------------
                                                            AMOUNT PAID                 FOREIGN
                                                             IN EXCESS                 CURRENCY      UNREALIZED
                                    NUMBER OF                 OF PAR      RETAINED    TRANSLATION  GAINS (LOSSES)
                                     SHARES     PAR VALUE      VALUE      EARNINGS    ADJUSTMENTS   ON SECURITIES     TOTAL
                                    ---------  -----------  -----------  -----------  -----------  ---------------  ---------
Balance at December 31, 1995......  13,326,023  $  13,326    $  57,439    $ 160,956    $  (1,732)     $  (2,974)    $  (4,706)
Dividend of shares pursuant to
  spin-off transaction............         --          --           --      (54,141)       3,406             --         3,406
Shares issued for conversion of
  debentures......................     81,515          82          726           --           --             --            --
Shares issued for exercise of
  options.........................    152,500         152        1,478           --           --             --            --
Shares issued for the settlement
  of debt.........................  1,350,000       1,350       13,831           --           --             --            --
Repurchase of shares..............   (159,400)       (159)      (2,260)          --           --             --            --
Change in other comprehensive
  income (loss)...................         --          --           --           --      (13,688)           724       (12,964)
Net income........................         --          --           --       16,023           --             --            --
                                    ---------  -----------  -----------  -----------  -----------       -------     ---------
Balance at December 31, 1996......  14,750,638     14,751       71,214      122,838      (12,014)        (2,250)      (14,264)
                                    ---------  -----------  -----------  -----------  -----------       -------     ---------
Shares issued for conversion of
  debentures......................      6,731           7           62           --           --             --            --
Shares issued for exercise of
  options.........................    169,500         169        1,332           --           --             --            --
Shares issued for the settlement
  of debt.........................    100,000         100          901           --           --             --            --
Shares issued for the payment of
  debenture interest..............      4,853           5           45           --           --             --            --
Shares issued for cash............     11,000          11           89           --           --             --            --
Repurchase of shares..............     (9,000)         (9)         (74)          --           --             --            --
Payment of dividends..............         --          --           --         (450)          --             --            --
Change in other comprehensive
  income (loss)...................         --          --           --           --      (29,362)           733       (28,629)
Net loss..........................         --          --           --      (32,623)          --             --            --
                                    ---------  -----------  -----------  -----------  -----------       -------     ---------
Balance at December 31, 1997......  15,033,722     15,034       73,569       89,765      (41,376)        (1,517)      (42,893)
Shares issued for exercise of
  options.........................    365,000         365        2,701           --           --             --            --
Shares issued for exercise of
  warrants........................     67,000          67          335           --           --             --            --
Repurchase of shares..............    (25,600)        (26)        (132)          --           --             --            --
Payment of dividends..............         --          --           --         (610)          --             --            --
Change in other comprehensive
  income (loss)...................         --          --           --           --       12,713         (6,881)        5,832
Net income........................         --          --           --        9,012           --             --            --
                                    ---------  -----------  -----------  -----------  -----------       -------     ---------
Balance at December 31, 1998......  15,440,122  $  15,440    $  76,473    $  98,167    $ (28,663)     $  (8,398)    $ (37,061)
                                    ---------  -----------  -----------  -----------  -----------       -------     ---------
                                    ---------  -----------  -----------  -----------  -----------       -------     ---------


                                    SHAREHOLDERS'
                                       EQUITY
                                    -------------
Balance at December 31, 1995......    $ 227,015
Dividend of shares pursuant to
  spin-off transaction............      (50,735)
Shares issued for conversion of
  debentures......................          808
Shares issued for exercise of
  options.........................        1,630
Shares issued for the settlement
  of debt.........................       15,181
Repurchase of shares..............       (2,419)
Change in other comprehensive
  income (loss)...................      (12,964)
Net income........................       16,023
                                    -------------
Balance at December 31, 1996......      194,539
                                    -------------
Shares issued for conversion of
  debentures......................           69
Shares issued for exercise of
  options.........................        1,501
Shares issued for the settlement
  of debt.........................        1,001
Shares issued for the payment of
  debenture interest..............           50
Shares issued for cash............          100
Repurchase of shares..............          (83)
Payment of dividends..............         (450)
Change in other comprehensive
  income (loss)...................      (28,629)
Net loss..........................      (32,623)
                                    -------------
Balance at December 31, 1997......      135,475
Shares issued for exercise of
  options.........................        3,066
Shares issued for exercise of
  warrants........................          402
Repurchase of shares..............         (158)
Payment of dividends..............         (610)
Change in other comprehensive
  income (loss)...................        5,832
Net income........................        9,012
                                    -------------
Balance at December 31, 1998......    $ 153,019
                                    -------------
                                    -------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Cash Flows from Continuing Operating Activities
  Income (loss) from continuing operations.......................................  $   9,012  $ (32,623) $  15,557
  Adjustments to reconcile income (loss) from continuing operations to cash flows from continuing operating activities
    Special charges..............................................................         --     48,452         --
    Depreciation.................................................................     11,218     13,252     11,851
    Gain on sale of property.....................................................     (5,345)      (991)    (1,572)
    Deferred income taxes........................................................        308         --     (3,101)
    Other........................................................................       (184)      (512)       (55)
  Changes in current assets and liabilities
    Investment in trading securities.............................................     23,266      9,060    (21,005)
    Inventories..................................................................     (2,354)     1,953      5,271
    Receivables..................................................................    (15,851)    (7,150)     9,442
    Accounts payable and accrued expenses........................................     (1,115)   (15,561)   (22,524)
    Other........................................................................       (453)       100       (247)
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) continuing operating activities.............     18,502     15,980     (6,383)

Cash Flows from Continuing Investing Activities
  Proceeds from the sales of available-for-sale securities.......................      2,216         --      1,946
  Sale of property...............................................................     10,615      3,024         --
  Purchase of fixed assets, net of investment grants.............................    (69,829)   (13,068)   (18,200)
  Increase in notes receivable...................................................     (2,967)    (7,000)        --
  Other..........................................................................         --         33        (81)
                                                                                   ---------  ---------  ---------
      Net cash used in continuing investing activities...........................    (59,965)   (17,011)   (16,335)

Cash Flows from Continuing Financing Activities
  Cash restricted................................................................    (15,000)        --         --
  Increase in debts..............................................................    107,317      2,010      7,504
  Decrease in debts..............................................................     (7,823)    (6,676)      (959)
  Net proceeds on the issuance of (cost to repurchase) shares
    of beneficial interest.......................................................      3,310      1,518       (789)
  Dividends......................................................................       (610)      (450)        --
  Other..........................................................................       (157)       (70)        --
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) continuing financing activities.............     87,037     (3,668)     5,756

Effect of exchange rate changes on cash and cash equivalents.....................      3,262       (854)    (1,028)
                                                                                   ---------  ---------  ---------
Net cash provided by (used in) continuing operations.............................     48,836     (5,553)   (17,990)

Net cash flows from spun-off operation...........................................         --         --     (1,273)
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................     48,836     (5,553)   (19,263)

Cash and Cash Equivalents, beginning of year.....................................      4,414      9,967     29,230
                                                                                   ---------  ---------  ---------
Cash and Cash Equivalents, end of year...........................................  $  53,250  $   4,414  $   9,967
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

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

    The Company has two wholly-owned subsidiaries located in Germany which operate in the pulp and paper industries. Spezialpapierfabrik Blankenstein GmbH ("SPB") operates primarily in the pulp industry while the other subsidiary, Dresden Papier AG ("DPAG"), manufactures paper products. These subsidiaries were originally acquired from the German government.

    In 1997, the Company began a renovation of SPB's pulp mill which is expected to be completed in late 1999. The renovation will convert the mill to the production of kraft pulp rather than sulphite pulp which has accounted for a significant amount of pulp production in the past. Management expects the renovation will increase production capacity and quality while reducing costs. Management estimates that SPB will incur expenditures of approximately $400 million in renovation costs of which $91 million has been incurred. Further, consistent with management's strategic planning, the Company may rationalize SPB's mill as well as DPAG's paper mills; however, this process may not be completed in the near term.

    The amount classified as special charges in the 1997 consolidated statement of operations of $48,452 includes an estimated unrealized impairment loss of $41,286. The impairment losses are attributable to the following:

    - As a consequence of SPB's renovation, certain equipment will either no longer be useful or will need significant modification. Therefore, such equipment was deemed impaired and written down to its estimated fair value based on engineering estimates and disposal values experienced in the industry. The impairment loss attributable to SPB's renovation was estimated at $26,385 during 1997.

    - Because the Company is in the process of rationalizing certain of DPAG's paper mills, some of which have incurred operating losses, management believed that the carrying value of the mills exceeds their estimated fair values. Therefore, an impairment loss of $14,901 was recorded in 1997.

    Management believes that no change to the 1997 estimates is necessary.

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

                           MERCER INTERNATIONAL INC.

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are recorded at cost which approximates market. The Company maintains cash balances in foreign financial institutions in excess of insured limits.

INVESTMENTS

    The Company's available-for-sale and trading securities are stated at their fair values. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of shareholders' equity until realized and, for trading securities, any unrealized gains or losses are included in the results of operations. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses.

    The Company incurs liabilities for securities acquisitions where the security transfer is to occur at a future date. However, the liability amount is subject to the ultimate market price of the security.

INVENTORIES

    Inventories of pulp are stated at the lower of cost (average-cost method) or market. Paper products are stated at the lower of cost (first-in, first-out method) or market.

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

FOREIGN CURRENCY TRANSLATION

    The Company translates foreign assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of shareholders' equity. Realized gains or losses are included in general and administrative expenses in the income statement. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

NEW EUROPEAN CURRENCY

    In certain European countries, a new currency unit called the "euro" was introduced in January 1999. The Company's operations are primarily in countries which are converting to the euro. While the Company is currently evaluating the potential effect the euro conversion may have on its operations, it does not believe that the conversion will have a material effect. However, until the Company completes its

                           MERCER INTERNATIONAL INC.

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
evaluation, there can be no assurance that the euro conversion will not have a significant impact on the Company's operations.

ENVIRONMENTAL CONSERVATION

    Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity.

STOCK-BASED COMPENSATION

    Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. There was no stock-based compensation for either 1998, 1997 or 1996.

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

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. The primary objective of this statement is to report and disclose a measure of all changes in equity of an entity that result from transactions and other economic events of the period other than transactions with owners. Of the various methods allowed to accomplish this objective, the Company has elected to provide separate statements of comprehensive income.

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

                           MERCER INTERNATIONAL INC.

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING STANDARD

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for years beginning after June 15, 1999. This statement requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value provided certain conditions are met. The Company does not currently have derivative instruments or engage in hedging activities so there would be no affect on its consolidated financial statements.

NOTE 2.  INVESTMENTS

    Trading securities are classified as current investments and summarized as follows:

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Bonds.............................................................   $    6,159    $   33,464
Equity securities.................................................        6,732        22,821
                                                                    ------------  ------------
                                                                     $   12,891    $   56,285
                                                                    ------------  ------------
                                                                    ------------  ------------

    Included within trading securities are investments in a fund that represented 33% and in a fund and another entity that represented 21% of the total value of trading securities at December 31, 1998 and 1997, respectively. The change in net unrealized holding gains (losses) on trading securities which has been included in earnings was $(4,407), $1,067 and $888 during 1998, 1997 and 1996, respectively. Available-for-sale securities consist of bonds and equity securities and have been classified as long-term investments. The proceeds from sales of these securities amounted to $2,216, none and $1,946 which resulted in realized gains (losses) of $(798), none and $415 during 1998, 1997 and 1996, respectively. The fair value of available-for-sale securities included on the balance sheets at December 31, 1998, 1997 and 1996, was $13,626, $4,118 and $1,015, respectively. The cost of these securities was $22,024, $5,635 and $3,265 which resulted in unrealized losses being recorded in shareholders' equity of $(8,398), $(1,517) and $(2,250) at December 31, 1998,
1997 and 1996, respectively. Included within available-for-sale securities are investments in the common and preferred shares of an entity which represents 53% of the total value at December 31, 1998. At December 31, 1997, an investment in preferred shares of one entity represented 64% of the total value of available-for-sale securities.

NOTE 3.  RECEIVABLES

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Sale of paper and pulp products...................................   $   12,411    $   10,280
Loan receivable...................................................           --         3,484
Securities trading................................................       14,400            --
Other.............................................................        7,017         8,565
                                                                    ------------  ------------
                                                                     $   33,828    $   22,329
                                                                    ------------  ------------
                                                                    ------------  ------------

                           MERCER INTERNATIONAL INC.

NOTE 3.  RECEIVABLES (CONTINUED)
    At December 31, 1998, the Company pledged $14,400 in securities receivables as collateral.

NOTE 4.  INVENTORIES

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Pulp and paper
  Raw materials...................................................   $   11,299    $   10,073
  Work in process and finished goods..............................        8,241         5,726
                                                                    ------------  ------------
                                                                     $   19,540    $   15,799
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 5.  PROPERTIES

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Land..............................................................   $   18,928    $   14,993
Buildings.........................................................       14,131        18,440
Production and other equipment....................................      105,262        96,382
                                                                    ------------  ------------
                                                                        138,321       129,815
Less: Accumulated depreciation....................................       51,854        47,659
                                                                    ------------  ------------
                                                                         86,467        82,156
Renovation in progress (net of government grants received of
  $16,800 as of December 31, 1998)................................       74,545         5,650
                                                                    ------------  ------------
                                                                     $  161,012    $   87,806
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 6.  NOTES PAYABLE

                                                                            DECEMBER 31
                                                                    ----------------------------
                                                                        1998           1997
                                                                    -------------  -------------
Bank loan, 6.5% interest, payable monthly, callable with four
  weeks notice, collateralized by inventory.......................    $   1,839      $   1,576
Bank loan, 6.5% interest, payable monthly, callable with four
  weeks notice, collateralized by inventory.......................           --          1,676
                                                                         ------         ------
                                                                      $   1,839      $   3,252
                                                                         ------         ------
                                                                         ------         ------

                           MERCER INTERNATIONAL INC.

NOTE 7.  LONG-TERM DEBT

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Note payable to banks, interest at LIBOR plus .75% during the renovation of the SPB pulp mill and .7% thereafter (resulting in an effective rate of 4.5% inclusive of prepaid loan costs at
  December 31, 1998), ultimate principal balance up to $305,000 of which principal plus interest on $288,000 due in semiannual installments based on percentage of final loan amount beginning at 2.65% to 5.3% at March 31, 2001, until September 30, 2013
  (final payment date), and principal plus interest on $17,000 due in four annual installments beginning September 30 of the fourth calendar year after the first borrowing under this part of the loan (no amounts have yet been drawn down) and each September 30 thereafter, collateralized by receivables, inventory and the renovated assets with 48% and 32% principal plus interest
  guaranteed by the Federal Republic of Germany and the State of
  Thuringia, respectively; cash restricted of $15,000.............   $  102,010    $       --

Debenture payable, 8% interest payable semi-annually, due 2003, unsecured, with attached warrants which allows a debenture holder to acquire common shares of the Company at the higher of
  $6 per share or the average price of the stock for the 10 days
  prior to conversion.............................................       11,598            --

Loan from governmental agency, 7% interest payable annually, due
  2004, collateralized by fixed assets............................        5,803         5,559

Loan from governmental agency, non-interest bearing, due in annual
  installments of $556, unsecured.................................        1,800         2,779

Bank loan, interest at LIBOR plus 2% (resulting in a rate of 5.5%
  at December 31, 1998) interest payable monthly, principal
  payments of $116 are due quarterly, collateralized by land and
  buildings.......................................................        1,675         1,395

Note payable, 8% interest, due January 1999, unsecured............           --         4,474

Bank loan, interest at 5.5% payable quarterly, principal payments of $357 are due semiannually, collateralized by land and
  buildings.......................................................           --         2,502

                           MERCER INTERNATIONAL INC.

NOTE 7.  LONG-TERM DEBT (CONTINUED)

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Note payable, interest at a bank's discount rate plus 2% interest payable quarterly, due on demand, collateralized by land and
  buildings.......................................................           --         1,668

Other.............................................................           --           991
                                                                    ------------  ------------

                                                                        122,886        19,368

Less: Current portion.............................................        1,338         4,329
                                                                    ------------  ------------

                                                                     $  121,548    $   15,039
                                                                    ------------  ------------
                                                                    ------------  ------------

    As part of the financing to renovate the SPB pulp mill, the Company was awarded three government grants. The cost of renovation will be reduced as grant monies are received. Two grants are to be received from the State of Thuringia, Germany, in the total amount of $86,281, of which $16,800 was received during 1998. The remaining grant amounts are to be received as appropriated through 2003. The Federal Republic of Germany awarded a grant of $22,200 which is expected to be appropriated in years through 2001.

    Paid invoices for the renovation are to be submitted to receive the grant monies and required employment levels are to be maintained for a five-year period beginning December 31, 2000. No grants receivable have been included in the December 31, 1998, consolidated financial statements.

    As of December 31, 1998, the principal maturities of long-term debt are as follows:

MATURES                                                                               AMOUNT
----------------------------------------------------------------------------------  ----------
1999..............................................................................  $    1,338
2000..............................................................................       1,096
2001..............................................................................       6,191
2002..............................................................................       5,509
2003..............................................................................      17,413
Thereafter........................................................................      91,339
                                                                                    ----------
                                                                                    $  122,886
                                                                                    ----------
                                                                                    ----------

    Interest paid amounted to $8,108 in 1998, $3,161 in 1997 and $2,693 in 1996.
Interest amounting to $5,332 during 1998 and $246 during 1996 has been capitalized in property and equipment. There was no interest capitalized in 1997.

                           MERCER INTERNATIONAL INC.

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Trade payables....................................................   $   23,677    $   17,925
Accounts payable and accrued expenses.............................       14,154        26,353
Payable for securities............................................       15,687         5,894
                                                                    ------------  ------------
                                                                     $   53,518    $   50,172
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 9.  INCOME TAXES

    The deferred recovery of (provision for) income taxes on income consists of the following:

                                                               YEAR ENDED DECEMBER 31
                                                      -----------------------------------------
                                                          1998           1997          1996
                                                      -------------  ------------  ------------
U.S.................................................    $      --     $      (73)   $   (1,456)
Non U.S.............................................         (308)        (4,992)        4,557
                                                            -----    ------------  ------------
Deferred recovery of (provision for) income taxes...    $    (308)    $   (5,065)   $    3,101
                                                            -----    ------------  ------------
                                                            -----    ------------  ------------

    The 1997 provision includes $4,992 which was allocated to special charges.

    Differences between the U.S. Federal Statutory and the Company's effective rates are as follows:

                                                               YEAR ENDED DECEMBER 31
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
U.S. Federal statutory rates on income from
  continuing operations.............................   $   (3,169)   $   11,091    $   (4,234)
Increase (decrease) in taxes resulting from:
  Non U.S. income...................................        3,869        (7,991)        6,805
  Valuation allowance...............................       (1,008)       (8,165)          530
                                                      ------------  ------------  ------------
                                                       $     (308)   $   (5,065)   $    3,101
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Deferred tax assets are composed of the following:

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
German tax loss carryforwards.....................................   $  116,203    $  104,553
Difference in German tax basis of depreciable assets..............       14,205        22,955
U.S. tax loss carryforward........................................        2,975         2,114
Foreign tax credits...............................................        2,500         2,500
                                                                    ------------  ------------
                                                                        135,883       132,122
Valuation allowance...............................................     (124,103)     (121,136)
                                                                    ------------  ------------
  Net deferred tax asset..........................................   $   11,780    $   10,986
                                                                    ------------  ------------
                                                                    ------------  ------------

                           MERCER INTERNATIONAL INC.

NOTE 9.  INCOME TAXES (CONTINUED)
    During 1997, the German government modified its tax law to potentially restrict the utilization of preacquisition tax losses by successor entities. Therefore, the Company provided a valuation reserve for much of the preacquisition losses. Management currently believes that the difference in German tax basis of depreciable assets, U.S. tax loss carryforwards and U.S. foreign tax credits are likely not to be utilized under current circumstances and has fully reserved any resulting potential tax benefit. Management believes that, while realization of the net deferred tax asset is not assured, it is more likely than not that it will be realized.

    The Company's U.S. net operating losses amount to approximately $8,700 at December 31, 1998. Losses of $2,400, $2,800 and $3,500 will expire in 2013, 2012 and 2011, respectively, if not used. The remaining German tax losses of approximately $210,000 at December 31, 1998, may be carried forward indefinitely.

    Income (loss) from foreign source operations amounted to $11,381, $(23,503) and $20,015 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are intended to be indefinitely reinvested in operations. Since available-for-sale securities are primarily securities held by foreign subsidiaries and the proceeds are expected to be reinvested, no tax has been provided in the determination of other comprehensive income for the years ended December 31, 1998, 1997 and 1996.

    The Company's foreign tax credits are available to be used against U.S. income tax resulting from general limitation income in the approximate amount of $2,500. Of these credits, $900 will expire in 1999 and $1,600 in 2000 if they are not utilized.

NOTE 10.  SHAREHOLDERS' EQUITY

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

    Also, during a prior year the Company authorized the issuance of 3.5 million shares of Cumulative Retractable Convertible Preferred Shares, Series B at a price of $20 per share. These shares have a cumulative dividend rate of up to 4%, a liquidation preference of $20 per share plus unpaid dividends, a redemption right beginning January 1, 2004, at $20 per share plus unpaid dividends, and may convert up to 10% of the issued and outstanding shares into shares of beneficial interest based on dividing the issue price plus unpaid dividends by $20 per share.

                           MERCER INTERNATIONAL INC.

NOTE 11.  STOCK-BASED COMPENSATION

    The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 2,000,000 shares of beneficial interest including options for 100,000 shares to directors who are not officers or employees.

    During 1998, options to acquire 329,500 shares of beneficial interest at $6 per share were granted to officers and employees of the Company which vest one-third at grant date and one-third each for the next two years. These options expire in ten years. The weighted fair value of these options was $1.89 each.

    During 1997, options to acquire 635,000 shares of beneficial interest at $8.50 were granted to officers and employees of the Company which vest one-third at grant date and one-third each year for the next two years. These options expire in ten years. The weighted fair value of these options was $2.71 each.

    During 1996, options to acquire 139,500 shares at $21.50, 35,000 shares at $13.88 and 60,000 shares at $9.50 were granted to officers and employees of the Company. The 35,000 options and the 60,000 options were to vest one-third at the grant date and one-third each year for the next two years. The 139,500 options vest one-half at the grant date and the rest at the end of one year. All options expire in ten years. Also, during 1996, directors of the Company were granted options to acquire 12,000 shares at $20.50.

    The Company repriced the 139,500 options granted to employees and the 12,000 granted to directors during August 1996. After consideration of this repricing, the weighted fair value per option granted in 1996 amounted to $3.33 each.

    Following is a summary of the status of the plan during 1998, 1997 and 1996:

                                                                  NUMBER OF   WEIGHTED AVERAGE
                                                                    SHARES     EXERCISE PRICE
                                                                  ----------  -----------------
Outstanding at January 1, 1996..................................     530,500      $   16.84
Granted.........................................................     246,500          15.58
Exercised.......................................................    (152,500)         10.69
Forfeited.......................................................    (229,000)         17.33
                                                                  ----------         ------
Outstanding at December 31, 1996................................     395,500          14.88
Granted.........................................................     635,000           8.50
Exercised.......................................................    (169,500)          8.85
Forfeited.......................................................     (60,000)         13.88
                                                                  ----------         ------
Outstanding at December 31, 1997................................     801,000          11.01
Granted.........................................................     329,500           6.00
Exercised.......................................................    (365,000)          8.40
                                                                  ----------         ------
Outstanding at December 31, 1998................................     765,500      $   10.03
                                                                  ----------         ------
                                                                  ----------         ------

                           MERCER INTERNATIONAL INC.

NOTE 11.  STOCK-BASED COMPENSATION (CONTINUED)
    Following is a summary of the status of options outstanding at December 31, 1998:

                              OUTSTANDING OPTIONS
--------------------------------------------------------------------------------      EXERCISABLE OPTIONS
                                          WEIGHTED AVERAGE                        ----------------------------
                                        REMAINING CONTRACTUAL  WEIGHTED AVERAGE              WEIGHTED AVERAGE
EXERCISE PRICE RANGE          NUMBER            LIFE            EXERCISE PRICE     NUMBER     EXERCISE PRICE
---------------------------  ---------  ---------------------  -----------------  ---------  -----------------
$ 6.00.....................    329,500              9.8            $    6.00        109,833      $    6.00
$ 8.50-11.66...............    231,500              8.1            $    9.19         56,000      $   10.79
$16.89-18.47...............    204,500              6.9            $   17.50        204,500      $   17.50

COMPENSATION

    Proforma information with respect to fair value accounting for the Company's stock option plan is as follows:

                                                          1998           1997          1996
                                                      -------------  ------------  ------------
Net Income (Loss)
  As reported.......................................    $   9,012     $  (32,623)   $   16,023
                                                           ------    ------------  ------------
                                                           ------    ------------  ------------
  Proforma..........................................    $   7,839     $  (33,484)   $   15,027
                                                           ------    ------------  ------------
                                                           ------    ------------  ------------
Basic and Diluted Earnings (Loss) Per Share
  As reported.......................................    $     .59     $    (2.18)   $     1.15
                                                           ------    ------------  ------------
                                                           ------    ------------  ------------
  Proforma..........................................    $     .51     $    (2.23)   $     1.08
                                                           ------    ------------  ------------
                                                           ------    ------------  ------------

    The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The assumptions used in calculating fair value are as follows:

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Risk-free interest rate.............................      6.0%          6.0%          5.0%
Expected life of the options........................    2 years       2 years       2 years
Expected volatility.................................     60.0%         49.80%        49.62%
Expected dividend yield.............................      0.0%          0.0%          0.0%

NOTE 12.  EARNINGS PER SHARE

    Earnings per share data for years ended December 31 is summarized as follows:

                                                                    INCOME (LOSS)
                                                      -----------------------------------------
                                                          1998           1997          1996
                                                      -------------  ------------  ------------
Income (loss) from continuing operations............    $   9,012     $  (32,623)   $   15,557
Effect of dilutive securities, interest on
  convertible debentures............................           --             --            11
                                                           ------    ------------  ------------
                                                        $   9,012     $  (32,623)   $   15,568
                                                           ------    ------------  ------------
                                                           ------    ------------  ------------

                           MERCER INTERNATIONAL INC.

NOTE 12.  EARNINGS PER SHARE (CONTINUED)

                                                                       SHARES
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Basic earnings per share, weighted number of shares
  outstanding.......................................    15,352,275    14,994,826    13,829,056
Effect of dilutive securities:
  Convertible debentures............................            --            --        21,756
  Warrants..........................................         4,931            --        33,900
  Options...........................................        26,601            --        72,393
                                                      ------------  ------------  ------------
                                                        15,383,807    14,994,826    13,957,105
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    For 1997, convertible debentures, warrants and options were not included in the computation of diluted EPS because they were anti-dilutive. Options to acquire 192,500 were outstanding at December 31, 1996, but were not included in the computation of diluted shares because the options' exercise price was greater than the average market price of the shares.

NOTE 13.  TRANSACTIONS WITH AFFILIATES

    The Company has net receivables from one officer and trustee amounting to $161 as of December 31, 1998, and from two officers and trustees amounting to $360 as of December 31, 1997. An entity related to one of these trustees was reimbursed for expenses and fees incurred of $207, $224 and $239 during 1998, 1997 and 1996, respectively, and was due $55 from the Company at December 31, 1997.

    In connection with the spin-off discussed in Note 1, the Company assumed the debt, which it had previously guaranteed, of an affiliate of MFC in the amount of $2,052. In exchange for the assumption, the Company received shares in a publicly-traded affiliate having a fair value of $1,496 and a note for $556 which was paid.

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

NOTE 14.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

    Significant noncash transactions in 1998 include:

    - The Company extinguished a note payable amounting to $4,474 in exchange for a receivable to another party for the same amount.

    - Shares of beneficial interest were issued upon the conversion of debentures valued at $402.

    Significant noncash transactions in 1997 include:

    - Bank debt was extinguished with 100,000 of the Company's shares of beneficial interest which approximated fair value.

                           MERCER INTERNATIONAL INC.

NOTE 14. SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS (CONTINUED)
    - Note payable of $5,226 was extinguished with trading securities with the same market value.

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

NOTE 15.  BUSINESS SEGMENT INFORMATION

    The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

    The pulp segment consists of a single mill located in Germany which has been producing and marketing sulphite pulp primarily in western European countries. As discussed in Note 1 above, the Company is presently renovating the pulp mill to produce kraft pulp to be sold in the same general market area. The paper segment consists of four mills located in Germany. These mills manufacture recycled paper products which are sold primarily in western Europe.

    Both segments operate in industries which are cyclical in nature and their markets are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effects on the cost of materials and the eventual sales prices of products.

                           MERCER INTERNATIONAL INC.

NOTE 15.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    Summarized financial information concerning the segments is shown in the following table:

                                                          PULP         PAPER         TOTAL
                                                      ------------  ------------  ------------
1998
Sales to external customers.........................   $   71,137    $   98,534    $  169,671
Intersegment net sales..............................          461            --           461
Segment profit......................................        2,178        13,455        15,633
Segment assets......................................      254,038        64,158       318,196
Capital expenditures................................       82,159         3,795        85,954

RECONCILIATIONS
Profit:
  Total profit for reportable segments..............                                   15,633
  Elimination of intersegment profits...............                                     (255)
  Unallocated amounts, other corporate expenses.....                                   (6,058)
                                                                                  ------------
    Consolidated earnings before income taxes.......                               $    9,320
                                                                                  ------------
                                                                                  ------------
Assets:
  Total assets for reportable segments..............                               $  318,196
  Intersegment receivable...........................                                     (593)
  Other unallocated amounts.........................                                   15,681
                                                                                  ------------
    Consolidated total assets.......................                               $  333,284
                                                                                  ------------
                                                                                  ------------

                                                          PULP         PAPER         TOTAL
                                                      ------------  ------------  ------------
1997
Sales to external customers.........................   $   76,488    $   98,849    $  175,337
Intersegment net sales..............................        1,806            --         1,806
Segment loss........................................       (7,432)      (18,552)      (25,984)
Segment assets......................................      137,752        58,557       196,309
Capital expenditures................................        9,536         5,255        14,791

RECONCILIATIONS
Loss:
  Total loss for reportable segments................                                  (25,984)
  Elimination of intersegment profits...............                                    2,094
  Unallocated amounts, other corporate expenses.....                                   (8,660)
                                                                                  ------------
    Consolidated loss before income taxes...........                               $  (32,550)
                                                                                  ------------
                                                                                  ------------
Assets:
  Total assets for reportable segments..............                               $  196,309
  Intersegment receivable...........................                                     (393)
  Other unallocated amounts.........................                                   14,378
                                                                                  ------------
    Consolidated total assets.......................                               $  210,294
                                                                                  ------------
                                                                                  ------------

                           MERCER INTERNATIONAL INC.

NOTE 15.  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                          PULP         PAPER         TOTAL
                                                      ------------  ------------  ------------
1996
Sales to external customers.........................   $   73,382    $  100,715    $  174,097
Intersegment net sales..............................        1,872            --         1,872
Segment profit......................................       15,355         4,989        20,344
Segment assets......................................      182,734        96,200       278,934
Capital expenditures................................       13,956         9,909        23,865

RECONCILIATIONS
Profit:
  Total profit for reportable segments..............                                   20,344
  Elimination of intersegment profits...............                                       --
  Unallocated amounts, other corporate expenses.....                                   (7,888)
                                                                                  ------------
    Consolidated earnings from continuing operations
      and before income taxes.......................                               $   12,456
                                                                                  ------------
                                                                                  ------------
Assets:
  Total assets for reportable segments..............                               $  278,934
  Intersegment receivable...........................                                   (1,405)
  Other unallocated amounts.........................                                   19,451
                                                                                  ------------
    Consolidated total assets.......................                               $  296,980
                                                                                  ------------
                                                                                  ------------

    The following table presents net sales to external customers by geographic area based on location of the customer.

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Germany.............................................   $   93,267    $   97,525    $  101,351
European Union......................................       65,806        59,794        48,795
Other...............................................       10,598        18,018        23,951
                                                      ------------  ------------  ------------
                                                       $  169,671    $  175,337    $  174,097
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    The following table presents total assets by geographic area based on location of the asset.

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Germany.............................................   $  317,603    $  195,916    $  277,529
Other...............................................       15,681        14,378        18,046
                                                      ------------  ------------  ------------
                                                       $  333,284    $  210,294    $  295,575
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    SPB has a fiber supply contract with two companies which expire in 2002 and 2003 at prices agreed to periodically. SPB and DPAG have labor agreements which expire in the year 2002 and 1999, respectively.

                           MERCER INTERNATIONAL INC.

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of other financial instruments at December 31 is summarized as follows:

                                                          1998                   1997
                                                 ----------------------  --------------------
                                                  CARRYING               CARRYING     FAIR
                                                   AMOUNT    FAIR VALUE   AMOUNT      VALUE
                                                 ----------  ----------  ---------  ---------
Cash and cash equivalents......................  $   53,250  $   53,250  $   4,414  $   4,414
Loan receivable................................          --          --      3,484      3,484
Cash restricted................................      15,000      15,000         --         --
Notes receivable...............................      10,150      10,150      7,000      7,000
Notes payable..................................       1,839       1,839      3,252      3,252
Long-term debt.................................     122,886     122,604     19,368     18,543

    None of the Company's financial instruments are derivatives. The fair value of cash and cash equivalents is based on reported market value. The loan receivable of $3,484 at December 31, 1997, had interest at 8%, was collateralized by inventory, accounts receivable and property, and was collected in 1998. The value of the loan receivable at December 31, 1997, was estimated at its face amount due to its terms. The fair value of cash restricted is equal to its carrying amount because it is in an account which bears a market rate of interest. The notes receivable at December 31, 1998 and 1997, were from one company with interest at 8% and 7%, respectively, and were unsecured. The December 31, 1997, note was collected during 1998. Their values are based on the value of similar long-term receivables. The fair value of notes payable was based on the value of similar debt incurred in the pulp and paper industry. The fair value of long-term debt was determined using discounted cash flows at prevailing market rates. The other long-term liabilities which have a carrying value of $2,022 and $2,027 at December 31, 1998 and 1997, respectively, are primarily an accrued environmental liability at SPB and a pension liability at DPAG. These liabilities may be partially reimbursable. Further, the Company cannot estimate at this time when these amounts will be paid. Therefore, the fair value of other long-term liabilities cannot be determined.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

    At December 31, 1998 and 1997, SPB has recorded a liability for environmental conservation expenditures of $1,800 and $1,668, respectively. Management believes the liability amount recorded is sufficient, however, future regulations in Germany may result in additional liability.

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

    During 1998, the Company and the German government amended DPAG's original acquisition contract. As a result, DPAG is required to make additional capital investments of at least $7,200 during the period May 1, 1998 through April 30, 2000. As of December 31, 1998, DPAG had made investments of $1,315 towards this requirement.

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

                           MERCER INTERNATIONAL INC.
                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     QUARTER ENDED
                                                                  ---------------------------------------------------
                                                                   MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                                  -----------  ---------  -------------  ------------
1998
Net Sales.......................................................      52,509      48,295       39,702         34,390
Gross profit....................................................      12,929      11,705       10,731            829
Income before extraordinary items and cumulative effect of a
  change in accounting..........................................       6,262       4,535        4,239         (6,024)
Income before extraordinary items and cumulative effect of a
  change in accounting, per share*..............................        0.41        0.30         0.28          (0.39)
Net income......................................................       6,262       4,535        4,239         (6,024)

1997
Net Sales.......................................................      44,354      45,740       48,306         45,707
Gross profit....................................................       9,886      10,949       10,978         10,735
Income before extraordinary items and cumulative effect of a
  change in accounting..........................................       3,184       4,111        4,754        (44,672)
Income before extraordinary items and cumulative effect of a
  change in accounting, per share*..............................        0.21        0.27         0.31          (2.97)
Net income......................................................       3,184       4,111        4,754        (44,672)

------------------------

* on a diluted basis

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MERCER INTERNATIONAL INC.

Dated: March 26, 1999           By:              /s/ JIMMY S.H. LEE
                                     -----------------------------------------
                                                   Jimmy S.H. Lee
                                                      CHAIRMAN

    Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE                                Date: March 26, 1999
------------------------------------------------
Jimmy S.H. Lee
CHAIRMAN, CHIEF EXECUTIVE OFFICER AND TRUSTEE

/s/ MICHEL ARNULPHY                               Date: March 26, 1999
------------------------------------------------
Michel Arnulphy
TRUSTEE

/s/ C.S. MOON                                     Date: March 26, 1999
------------------------------------------------
C.S. Moon
TRUSTEE

/s/ M. REIDEL                                     Date: March 26, 1999
------------------------------------------------
M. Reidel
CHIEF FINANCIAL OFFICER AND TRUSTEE

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Mercer International Inc.

    Our report on the consolidated financial statements of Mercer International Inc. is included on page 29 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ PETERSON SULLIVAN P.L.L.C.

March 12, 1999

Seattle, Washington

                           MERCER INTERNATIONAL INC.
           SCHEDULE 1--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                  1998        1997
                                                                               ----------  ----------
ASSETS
  Cash.......................................................................  $   53,250  $    4,414
  Receivables................................................................      43,978      29,329
  Inventories................................................................      19,540      15,799
  Investments................................................................      26,517      60,403
  Properties.................................................................     161,012      87,806
  Deferred income tax assets.................................................      11,780      10,986
  Other......................................................................      17,207       1,557
                                                                               ----------  ----------
                                                                               $  333,284  $  210,294
                                                                               ----------  ----------
                                                                               ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses......................................  $   55,540  $   52,199
  Debt.......................................................................     124,725      22,620
  Shareholders' equity.......................................................     153,019     135,475
                                                                               ----------  ----------
                                                                               $  333,284  $  210,294
                                                                               ----------  ----------
                                                                               ----------  ----------

STATEMENT OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenues
  Pulp and paper and related sales...........................................  $  169,671  $  175,337  $  174,097
  Other......................................................................       5,225       8,770      12,632
                                                                               ----------  ----------  ----------
                                                                                  174,896     184,107     186,729
Expenses
  Cost of sales..............................................................     138,702     141,559     145,432
  General and administrative.................................................      23,490      23,600      24,863
  Interest...................................................................       3,384       3,046       3,978
  Special charges............................................................          --      48,452          --
  Income tax (recovery)......................................................         308          73      (3,101)
  Minority interest..........................................................          --          --          --
                                                                               ----------  ----------  ----------
                                                                                  165,884     216,730     171,172
                                                                               ----------  ----------  ----------
Income (loss) from continuing operations.....................................  $    9,012  $  (32,623) $   15,557
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

STATEMENT OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Net cash provided by (used in) operating activities...........................  $   18,502  $   15,980  $   (6,383)
Net cash used in investing activities, purchase of fixed assets...............     (59,965)    (17,011)    (16,335)
Net cash provided by (used in) financing activities...........................      90,299      (4,522)      4,728
Net cash provided by (used in) spun-off operation.............................          --          --      (1,273)
                                                                                ----------  ----------  ----------
Net change in cash............................................................      48,836      (5,553)    (19,263)
Cash and cash equivalent, beginning of year...................................       4,414       9,967      29,230
                                                                                ----------  ----------  ----------
Cash and cash equivalent, end of year.........................................  $   53,250  $    4,414  $    9,967
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                                EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
-----------   ----------------------------------------------------------------

   3.1 (a)* Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990 together with an Amendment to Declaration of Trust dated
              December 12, 1991.

              (b)* Amendments to Declaration of Trust dated July 8, 1993;
              August 17, 1993; and September 9, 1993.

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

  10.3*       Amended and Restated 1992 Stock Option Plan.

  10.4*       1994 Employee Incentive Bonus Plan.

  10.5*       Form of Separation Agreement between Mercer International Inc.
              and Arbatax International Inc.

  10.6        English Translation of a Loan Agreement in the amount of DM
              508,000,000 between Zellstoff-und Papierfabrik Rosenthal GmbH &
              Co. KG, Blankenstein on the one hand and Bayerische
              Hypotheken-und Wechsel-Bank Aktiengesellschaft, Munich and
              Bayerische Vereinsbank Aktiengesellschaft, Munich on the other hand dated July 6, 1998. Incorporated by reference from Form
              8-K dated July 16, 1998.

  21          List of Subsidiaries of Registrant.

  23          Independent Auditors Consent.

  27          Article 5--Financial Data Schedule for the Year Ended December
              31, 1997.

_________
* Filed in Form 10-K for prior years.