Form 10-Q
period 1999-03-31
MERCER INTERNATIONAL INC
filed 1999-05-17
CIK 75659

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

                 For the quarterly period ended March 31, 1999

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                         Commission File No.: 000-09409

                            MERCER INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)


              Washington                                  91-6087550
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

The Registrant had 16,209,963 shares of beneficial interest outstanding as at May 14, 1999.


==============================================================================

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                          MERCER INTERNATIONAL INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                 (Unaudited)



FORM 10-Q
QUARTERLY REPORT - PAGE 2

                          MERCER INTERNATIONAL INC.

                         CONSOLIDATED BALANCE SHEETS
                  As at March 31, 1999 and December 31, 1998
                                 (Unaudited)
                            (dollars in thousands)

                                                    March 31,    December 31,
                                                      1999          1998
                                                  ------------   ------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                     $     19,851   $     53,250
    Investments                                         11,259         12,891
    Receivables                                         31,774         33,828
    Inventories                                         16,982         19,540
    Other                                                5,019          2,207
                                                  ------------   ------------
       Total current assets                             84,885        121,716

Long-Term Assets
    Cash restricted                                     13,821         15,000
    Properties                                         217,643        161,012
    Investments                                         13,236         13,626
    Receivables                                         10,150         10,150
    Deferred income tax                                 10,930         11,780
                                                  ------------   ------------
                                                       265,780        211,568
                                                  ------------   ------------
                                                  $    350,665   $    333,284
                                                  ============   ============

                                 LIABILITIES

Current Liabilities
    Accounts payable and accrued expenses         $     43,825   $     53,518
    Notes payable                                        1,828          1,839
    Debt                                                   973          1,338
                                                  ------------   ------------
       Total current liabilities                        46,626         56,695

Long-Term Liabilities
    Debt                                               156,328        121,548
    Other                                                1,863          2,022
                                                  ------------   ------------
                                                       158,191        123,570
                                                  ------------   ------------
       Total liabilities                               204,817        180,265

                             SHAREHOLDERS' EQUITY

Shares of beneficial interest                           95,611         91,913
Cumulative translation adjustment                      (40,777)       (28,663)
Net unrealized loss on investments valuation            (7,285)        (8,398)
Retained earnings                                       98,299         98,167
                                                  ------------   ------------
                                                       145,848        153,019
                                                  ------------   ------------
                                                  $    350,665   $    333,284
                                                  ============   ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                          MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               For Three Months Ended March 31, 1999 and 1998
                                 (Unaudited)
            (dollars in thousands, except for earnings per share)

                                                      1999           1998
                                                  ------------   ------------
Revenues
    Sales                                         $     39,729   $     49,093
    Investments and other                                1,350          3,416
                                                  ------------   ------------
                                                        41,079         52,509

Expenses
    Cost of sales                                       35,431         39,580
    General and administrative                           4,988          5,874
    Interest expense                                       528            793
                                                  ------------   ------------
                                                        40,947         46,247
                                                  ------------   ------------

Income from operations before income taxes                 132          6,262
Income taxes                                                 -              -
                                                  ------------   ------------

Net income                                                 132          6,262

Retained earnings, beginning of period                  98,167         89,765
                                                  ------------   ------------

Retained earnings, end of period                  $     98,299   $     96,027
                                                  ============   ============

Earnings per share
    Basic                                         $       0.01   $       0.41
                                                  ============   ============
    Diluted                                       $       0.01   $       0.41
                                                  ============   ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                          MERCER INTERNATIONAL INC.

                      STATEMENT OF COMPREHENSIVE INCOME
                For Three Months Ended March 31, 1999 and 1998
                                 (Unaudited)
                            (dollars in thousands)

                                                      1999           1998
                                                  ------------   ------------
Net income                                        $        132   $      6,262

Other comprehensive income (loss):
    Foreign currency translation adjustments           (12,114)        (2,178)
    Unrealised gain on securities                        1,113            605
                                                  ------------   ------------

    Other comprehensive loss                           (11,001)        (1,573)
                                                  ------------   ------------

Total comprehensive income (loss)                 $    (10,869)  $      4,689
                                                  ============   ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                          MERCER INTERNATIONAL INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Three Months Ended March 31, 1999 and 1998
                                 (Unaudited)
                            (dollars in thousands)

                                                      1999           1998
                                                  ------------   ------------
Cash Flows from Operating Activities:
  Net income from continuing operations           $        132   $      6,263
  Adjustments to reconcile net income from
   continuing operations to cash
    Depreciation and amortization                        3,347          3,289
    Non-cash asset acquisitions                           (145)        (2,502)
                                                  ------------   ------------
                                                         3,334          7,050
  Changes in current assets and liabilities
    Investments                                          1,401            785
    Inventories                                          1,060            143
    Receivables                                           (766)        (9,240)
    Accounts payable and accrued expenses               (6,326)         2,023
    Other                                               (2,899)           (11)
                                                  ------------   ------------
      Net cash (used in) provided by
       operating activities                             (4,196)           750

Cash Flows from Investing Activities:
  Purchase of fixed assets                             (74,901)        (3,923)
  Other                                                      -             14
                                                  ------------   ------------
      Net cash used in investing activities            (74,901)        (3,909)

Cash Flows from Financing Activities:
  Increase in bank indebtedness                         48,861            831
  Decrease in bank indebtedness                           (108)        (1,080)
  Net proceeds on issuance of shares
   of beneficial interest                                    -          1,196
                                                  ------------   ------------
      Net cash provided by financing activities         48,753            947

Effect of exchange rate changes on cash
 and cash equivalents                                   (3,055)           (70)
                                                  ------------   ------------
Net decrease in cash and cash equivalents              (33,399)        (2,282)

Cash and cash equivalents, beginning of period          53,250          4,414
                                                  ------------   ------------
Cash and cash equivalents, end of period          $     19,851   $      2,132
                                                  ============   ============

  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                          MERCER INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THREE MONTHS ENDED MARCH 31, 1999

                                 (Unaudited)

Note 1.  Basis of Presentation
         ---------------------

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 1998. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 2.  Earnings Per Share
         ------------------

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 15,893,867 and 15,243,379 for the three months ended March 31, 1999 and 1998, respectively.


FORM 10-Q
QUARTERLY REPORT - PAGE 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1999
---------------------------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:

                                              Quarter Ended    Quarter Ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
                                                      (in thousands)
Sales by Product Class
----------------------
Packaging papers(1)                           $        4,621   $        8,431
Specialty papers                                       8,107            8,628
Printing papers                                       10,016           10,672
Pulp                                                  16,132           20,593
Other                                                    853              769
                                              --------------   --------------
Total(2)                                      $       39,729   $       49,093
                                              ==============   ==============

Sales by Geographic Area
------------------------
Germany                                       $       20,749   $       27,319
European Union(3)                                     15,733           18,611
Other                                                  3,247            3,163
                                              --------------   --------------
Total                                         $       39,729   $       49,093
                                              ==============   ==============

Sales by Volume                                          (tonnes)
---------------
Packaging papers(1)                                   17,398           31,893
Specialty papers                                       9,475           10,543
Printing papers                                       14,175           14,904
Pulp                                                  38,033           42,289
                                              --------------   --------------
Total                                                 79,081           99,629
                                              ==============   ==============

---------------
(1) The Company sold its packaging paper mill in Greiz in the third quarter of 1998. Paper sales from the Greiz paper mill are included in the Company's results of operations for the three months ended March 31, 1998. The Greiz paper mill sold 12,261 tonnes of packaging paper for $3.3 million in the three months ended March 31, 1998.

(2)  Excluding intercompany sales.

(3)  Not including Germany.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

In the three months ended March 31, 1999, revenues decreased to $41.1 million from $52.5 million in the comparative period of 1998, primarily as a result of lower sales volumes. In the first quarter of 1999, pulp and paper revenues decreased by approximately 19.6% from the comparable period of 1998, on a 21.7% decrease in pulp sales and an 18.0% decrease in paper sales.

In the three months ended March 31,1999, pulp markets remained generally weak. While prices improved marginally during the quarter, they were largely offset by the devaluation of the deutschmark and euro against the U.S. dollar in the same period. On average, pulp prices realized by the Company in the first quarter of 1999 were approximately 12.9% lower than in the same period of 1998. Overall, pulp sales decreased to $16.1 million in the three months ended March 31, 1999 from $20.6 million in the comparative period of 1998.

In the three months ended March 31, 1999, markets for specialty and printing papers were generally stable while markets for packaging papers were weaker than in the comparative period of 1998. On average, paper prices realized by the Company increased by approximately 14.6% in the three months ended March 31, 1999, compared to the same period in 1998, primarily as a result of higher prices for specialty papers. Overall, paper sales in the three months ended March 31, 1999 decreased to $22.7 million from $27.7 million in the same period of 1998, primarily as a result of a sales volume decrease of 28.4%.

Expenses decreased to $40.9 million in the three months ended March 31, 1999 from $46.2 million in the comparable period of 1998, primarily as a result of lower sales volumes. On average, the Company's fibre costs for pulp production in the three months ended March 31, 1999 decreased by approximately 2.0%, compared to the same period in 1998. Prices for waste paper, which comprises approximately 80% of the fibre for the Company's paper mills, increased by approximately 16.0% in the three months ended March 31, 1999, compared to the same period of 1998, due to the change in the product mix to produce more higher-margin products. General and administrative expenses were $5.0 million in the three months ended March 31, 1999, compared to $5.9 million in the comparable period of 1998.

Interest expense in the three months ended March 31, 1999 decreased to $0.5 million from $0.8 million in the comparable period of 1998, as a result of reduced indebtedness during the current period, other than with respect to the financing for the project to convert the Company's pulp mill from the production of sulphite pulp to kraft pulp (the "Conversion Project"). Interest costs in respect of the Conversion Project are being capitalized.

In the three months ended March 31, 1999, the Company reported net income of $0.1 million or $0.01 per share, compared to $6.3 million or $0.41 per share in the comparable period of 1998.


FORM 10-Q
QUARTERLY REPORT - PAGE 9

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                                As at             As at
                                           March 31, 1999   December 31, 1998
                                           --------------   -----------------
                                                     (in thousands)
FINANCIAL POSITION
Working capital                            $       38,259      $       65,021
Total assets                                      350,665             333,284
Long-term government debt                           6,452               7,003
Long-term debt - other                            149,876             114,545

At March 31, 1999, the Company's cash and cash equivalents totalled $19.9 million, a net decrease of $33.4 million from $53.3 million at December 31, 1998. At March 31, 1999, the Company had short-term trading securities totalling $11.3 million, compared to $12.9 million at December 31, 1998.

Operating Activities
--------------------

Operating activities used cash of $4.2 million in the first quarter of 1999, compared to providing cash of $0.8 million in the same period in 1998. A decrease in accounts payable and accrued expenses used cash of $6.3 million in the three months ended March 31, 1999, compared to an increase in same providing cash of $2.0 million in the three months ended March 31, 1998.
Lower inventories provided cash of $1.1 million in the three months ended March 31, 1999, compared to $0.1 million in the three months ended March 31, 1998. An increase in receivables used cash of $0.8 million in the three months ended March 31, 1999, compared to $9.2 million in the three months ended March 31, 1998. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
--------------------

Investing activities in the three months ended March 31, 1999 used cash of $74.9 million, consisting primarily of capital expenditures relating to the Conversion Project, compared to $3.9 million in the three months ended March 31, 1998.

The Conversion Project was commenced in mid-1998 and is designed, among other things, to convert the Company's pulp mill to produce kraft pulp, increase its annual production capacity from 160,000 tonnes to 280,000 tonnes and reduce its emissions of sulphur dioxides and effluent. The estimated cost for the Conversion Project is approximately $400 million, which is being financed through a combination of borrowings under a project loan (the "Project Loan"), non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company. Capital expenditures in respect of the Conversion Project in 1999 are estimated to be approximately $309.0 million and it is expected to be completed around the end of 1999.


FORM 10-Q
QUARTERLY REPORT - PAGE 10

During the first quarter of 1999, the Conversion Project was on schedule and on budget. The Company has entered into contracts for the purchase of equipment in excess of 90% of the capital budget for the Conversion Project and the Company does not currently anticipate any significant delays with respect to the Conversion Project. In addition, the Company has commenced site preparation at its pulp mill for the installation of certain key items of equipment, including a new recovery boiler. Increased construction activity on the mill site during the current quarter had a limited negative impact on production.
As at March 31, 1999, the Company had expended approximately $162.1 million on the Conversion Project.

Although the Conversion Project is on schedule, the Company believes that the project may incur cost overruns as a result of higher than expected infrastructure costs relating to site development and piping. Such additional costs have been partially offset by lower than expected costs for new equipment purchases. Pursuant to the terms of the Project Loan, such cost overruns will be funded in equal proportions through borrowings under a cost overrun tranche established under such loan facility and amounts deposited by the Company into a restricted account with the lenders under the Project Loan.

Financing Activities
--------------------

Financing activities provided cash of $48.8 million in the first quarter of 1999, primarily as a result of increased borrowing under the Project Loan in respect of the Conversion Project. Financing activities provided cash of $0.9 million in the first quarter of 1998.

The depreciation of the deutschmark against the U.S. dollar in the first quarter of 1999 resulted in an unrealized foreign exchange translation loss of $3.1 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency".

Other than the Conversion Project, the Company had no material commitments to acquire assets or operating businesses as at March 31, 1999. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

Foreign Currency
----------------

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations, in particular, those in Germany. Approximately 99% of the Company's revenues are denominated in deutschmarks and euros. The value of the euro is fixed at 1.95583 deutschmarks.


FORM 10-Q
QUARTERLY REPORT - PAGE 11

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Unrealized gains or losses from these translations are recorded as shareholders' equity on the Company's balance sheet and do not affect the net earnings of the Company.

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates prevailing during that period. In the three months ended March 31, 1999, the depreciation of the deutschmark against the U.S. dollar resulted in a net $12.1 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $28.7 million at December 31, 1998 to $40.8 million at March 31, 1999.

As both the Company's principal sources of revenues and expenses are in deutschmarks or euros, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                                    Quarter Ended                 Quarter Ended
                                    March 31, 1999                March 31, 1998
                              --------------------------    --------------------------
                              Period End  Period Average    Period End  Period Average
                              ----------  --------------    ----------  --------------
RATE OF EXCHANGE
Deutschmark                     1.8088        1.7429          1.8496        1.8189

Based upon the period average exchange rate in the first quarter of 1999, the U.S. dollar increased by approximately 4.6% in value against the deutschmark since December 31, 1998.

European Economic and Monetary Union
------------------------------------

Effective January 1, 1999, the currencies of the majority of the member countries of the European Economic and Monetary Union ("EMU") were replaced by a new currency, the "euro". The Company commenced transacting business in the euro beginning on January 1, 1999. The Company does not anticipate that the conversion rate for the deutschmark into the euro, fixed on January 1, 1999, will significantly impact on the Company's results of operations. However, there can be no assurance that the potential increased competition on the German market, which is the primary market for the Company's pulp and paper products, resulting from the introduction of the euro will not have an adverse effect on the Company's results of operations.

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. The Company is conducting a comprehensive review of all significant applications that may require modification to


FORM 10-Q
QUARTERLY REPORT - PAGE 12
ensure Year 2000 compliance. The Company is utilizing both internal and external resources to make any required modifications and to test for Year 2000 compliance. The modification and testing process of all significant applications is expected to be completed in the third quarter of 1999. In addition, the Company has initiated communications with its significant suppliers and largest customers to ascertain their Year 2000 readiness and develop contingency plans as required.

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

Conversion Project Uncertainties
--------------------------------

The Company is subject to various uncertainties in connection with the Conversion Project, such as availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees, which may cause fluctuations in its operating results. The Conversion Project is also subject to extensive and complex regulations and environmental compliance, which may result in delays or the Company incurring substantial costs in relation thereto. The Conversion Project has and will continue to adversely affect and disrupt the production of sulphite pulp and the operation of the Company's pulp mill in 1999, as a result of disruptions caused by construction, site development work, installation and removal of equipment, employee training and planned and unplanned downtime. In addition, after the first quarter of 1999, the pulp mill will no longer produce dissolving sulphite pulp, which is a premium priced grade of sulphite pulp.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 13

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


FORM 10-Q
QUARTERLY REPORT - PAGE 14

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                           Description
     -------                          -----------

        27        Article 5 - Financial Data Schedule for the 1st Quarter
                              1999 - Form 10-Q.

(b)  Reports on Form 8-K

     None.


FORM 10-Q
QUARTERLY REPORT - PAGE 15

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MERCER INTERNATIONAL INC.


                                           /s/ Jimmy S.H. Lee
                                         -------------------------------------
                                         Jimmy S.H. Lee
                                         President and Chief Executive Officer


Date: May 14, 1999


FORM 10-Q
QUARTERLY REPORT - PAGE 16

                                EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------

   27             Article 5 - Financial Data Schedule for the 1st Quarter
                              1999 - Form 10-Q.