Form 10-Q
period 1999-06-30
MERCER INTERNATIONAL INC
filed 1999-08-13
CIK 75659

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

                 For the quarterly period ended June 30, 1999

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

The Registrant had 16,435,399 shares of beneficial interest outstanding as at August 10, 1999.



==============================================================================

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                           MERCER INTERNATIONAL INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (Unaudited)


FORM 10-Q
QUARTERLY REPORT - PAGE 2

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                   As at June 30, 1999 and December 31, 1998
                                  (Unaudited)
                             (dollars in thousands)

                                                  June 30,       December 31,
                                                    1999             1998
                                                ------------     ------------
                                    ASSETS

Current Assets
    Cash and cash equivalents                   $      3,721     $     53,250
    Investments                                       10,523           12,891
    Receivables                                       45,389           33,828
    Inventories                                       16,373           19,540
    Other                                              5,081            2,207
                                                ------------     ------------
       Total current assets                           81,087          121,716

Long-Term Assets
    Cash restricted                                   13,166           15,000
    Properties                                       242,917          161,012
    Investments                                       14,411           13,626
    Receivables                                       10,150           10,150
    Deferred income tax                               10,458           11,780
                                                ------------     ------------
                                                     291,102          211,568
                                                ------------     ------------
                                                $    372,189     $    333,284
                                                ============     ============

                                  LIABILITIES

Current Liabilities
    Accounts payable and accrued expenses       $     56,966     $     53,518
    Notes payable                                      1,772            1,839
    Debt                                               1,047            1,338
                                                ------------     ------------
       Total current liabilities                      59,785           56,695

Long-Term Liabilities
    Debt                                             170,324          121,548
    Other                                              1,775            2,022
                                                ------------     ------------
                                                     172,099          123,570
                                                ------------     ------------
       Total liabilities                             231,884          180,265

                             SHAREHOLDERS' EQUITY

Shares of beneficial interest                         98,085           91,913
Cumulative translation adjustment                    (47,084)         (28,663)
Net unrealized loss on investments valuation          (5,318)          (8,398)
Retained earnings                                     94,622           98,167
                                                ------------     ------------
                                                     140,305          153,019
                                                ------------     ------------
                                                $    372,189     $    333,284
                                                ============     ============


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                           MERCER INTERNATIONAL INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  For Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)
             (dollars in thousands, except for earnings per share)

                                                    1999             1998
                                                ------------     ------------
Revenues
    Sales                                       $     76,499     $     95,982
    Investments and other                               (420)           4,822
                                                ------------     ------------
                                                      76,079          100,804
Expenses
    Cost of sales                                     67,721           76,170
    General and administrative                         9,880           12,021
    Interest expense                                   1,189            1,773
                                                ------------     ------------
                                                      78,790           89,964
                                                ------------     ------------

(Loss) income from operations before
  income taxes                                        (2,711)          10,840
Income taxes                                               -               43
                                                ------------     ------------

Net (loss) income                                     (2,711)          10,797

Retained earnings, beginning of period                98,167           89,765
Dividend                                                (834)            (610)
                                                ------------     ------------

Retained earnings, end of period                $     94,622     $     99,952
                                                ============     ============
Earnings (loss) per share
    Basic                                       $      (0.17)    $       0.71
                                                ============     ============
    Diluted                                     $      (0.17)    $       0.71
                                                ============     ============


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                           MERCER INTERNATIONAL INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 For Three Months Ended June 30, 1999 and 1998
                                  (Unaudited)
             (dollars in thousands, except for earnings per share)

                                                    1999             1998
                                                ------------     ------------
Revenues
    Sales                                       $     36,770     $     46,889
    Investments and other                             (1,770)           1,406
                                                ------------     ------------
                                                      35,000           48,295
Expenses
    Cost of sales                                     32,290           36,590
    General and administrative                         4,892            6,147
    Interest expense                                     661              980
                                                ------------     ------------
                                                      37,843           43,717
                                                ------------     ------------

(Loss) income from operations before
  income taxes                                        (2,843)           4,578
Income taxes                                               -               43
                                                ------------     ------------

Net (loss) income                                     (2,843)           4,535

Retained earnings, beginning of period                98,299           96,027
Dividend                                                (834)            (610)
                                                ------------     ------------

Retained earnings, end of period                $     94,622     $     99,952
                                                ============     ============

Earnings (loss) per share
    Basic                                       $      (0.17)    $       0.30
                                                ============     ============
    Diluted                                     $      (0.17)    $       0.30
                                                ============     ============


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                           MERCER INTERNATIONAL INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                  For Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)
                            (dollars in thousands)

                                                    1999             1998
                                                ------------     ------------

Net (loss) income                               $     (2,711)    $     10,797

Other comprehensive (loss) income:
    Foreign currency translation adjustments         (18,421)           1,294
    Unrealised gain (loss) on securities               3,080           (5,071)
                                                ------------     ------------

    Other comprehensive loss                         (15,341)          (3,777)
                                                ------------     ------------

Total comprehensive (loss) income               $    (18,052)    $      7,020
                                                ============     ============


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                           MERCER INTERNATIONAL INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                 For Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                             (dollars in thousands)

                                                    1999             1998
                                                ------------     ------------

Net (loss) income                               $     (2,843)    $      4,535

Other comprehensive (loss) income:
    Foreign currency translation adjustments          (6,307)           3,472
    Unrealised gain (loss) on securities               1,967           (5,676)
                                                ------------     ------------

    Other comprehensive loss                          (4,340)          (2,204)
                                                ------------     ------------

Total comprehensive (loss) income               $     (7,183)    $      2,331
                                                ============     ============


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 7

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)
                             (dollars in thousands)

                                                    1999             1998
                                                ------------     ------------
Cash Flows from Operating Activities:
  Net (loss) income from continuing
    operations                                  $     (2,711)    $     10,797
  Adjustments to reconcile net (loss)
    income from continuing operations
    to cash
    Depreciation and amortization                      6,394            6,611
    Non-cash asset acquisitions                         (265)          (5,042)
                                                ------------     ------------
                                                       3,418           12,366
  Changes in current assets and liabilities
    Investments                                        3,917             (956)
    Inventories                                          819           (1,341)
    Receivables                                      (16,482)         (10,104)
    Accounts payable and accrued expenses              7,427            4,173
    Other                                             (3,002)            (538)
                                                ------------     ------------
      Net cash (used in) provided by
        operating activities                          (3,903)           3,600

Cash Flows from Investing Activities:
  Purchase of fixed assets, net of
    investment grants                               (112,970)         (11,457)
  Increase in notes receivable                             -          (11,358)
  Other                                                    -               15
                                                ------------     ------------
      Net cash used in investing
        activities                                  (112,970)         (22,800)

Cash Flows from Financing Activities:
  Increase in indebtedness                            72,895           20,041
  Decrease in indebtedness                              (714)          (2,599)
  Net proceeds on issuance of shares
    of beneficial interest                                 -            2,046
  Payment of dividend                                   (834)            (610)
  Other                                                    -             (172)
                                                ------------     ------------
      Net cash provided by financing
        activities                                    71,347           18,706

Effect of exchange rate changes on cash and
  cash equivalents                                    (4,003)             124
                                                ------------     ------------

Net decrease in cash and cash equivalents            (49,529)            (370)

Cash and cash equivalents, beginning
  of period                                           53,250            4,414
                                                ------------     ------------
Cash and cash equivalents, end
  of period                                     $      3,721     $      4,044
                                                ============     ============


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

                           MERCER INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR SIX MONTHS ENDED JUNE 30, 1999

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

Note 2.  Earnings Per Share
         ------------------

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 16,142,561 and 15,292,315 for the six months ended June 30, 1999 and 1998, respectively, and 16,322,920 and 15,341,796 for the three months ended June 30, 1999 and 1998, respectively.


FORM 10-Q
QUARTERLY REPORT - PAGE 9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the six months ended June 30, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1999
------------------------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     1999          1998
                                                 -----------   -----------
                                                       (in thousands)

Sales by Product Class
----------------------
Packaging papers(1)                              $     8,898   $    15,847
Specialty papers                                      15,011        16,145
Printing papers                                       19,149        20,946
Pulp                                                  31,672        40,383
Other                                                  1,769         2,661
                                                 -----------   -----------
Total(2)                                         $    76,499   $    95,982
                                                 ===========   ===========

Sales by Geographic Area
------------------------
Germany                                          $    40,271   $    52,273
European Union(3)                                     32,014        38,566
Other                                                  4,214         5,143
                                                 -----------   -----------
Total                                            $    76,499   $    95,982
                                                 ===========   ===========

Sales by Volume                                           (tonnes)
---------------
Packaging papers(1)                                   34,987        58,960
Specialty papers                                      18,037        19,576
Printing papers                                       28,464        29,062
Pulp                                                  74,454        81,984
                                                 -----------   -----------
Total                                                155,942       189,582
                                                 ===========   ===========

----------
(1) The Company sold its packaging paper mill in Greiz in the third quarter of 1998. Sales from the Greiz mill are included in the Company's results for the six months ended June 30, 1998. The Greiz mill sold 25,490 tonnes of packaging paper for $7.2 million in the six months ended June 30, 1998.

(2)  Excluding intercompany sales.

(3)  Not including Germany.


FORM 10-Q
QUARTERLY REPORT - PAGE 10

In the six months ended June 30, 1999, revenues decreased by 24.5% to $76.1 million from $100.8 million in the comparative period of 1998, primarily as a result of lower sales volumes. In the first half of 1999, pulp sales decreased by 21.6% and paper sales decreased by 18.7% from the comparable period of 1998.

In the six months ended June 30, 1999, pulp markets remained generally weak. While prices improved marginally during the period, they were largely offset by the devaluation of the deutschmark and euro against the U.S. dollar in the same period. On average, pulp prices realized by the Company in the six months ended June 30, 1999 were approximately 13.6% lower than in the same period of 1998. Overall, pulp sales decreased to $31.7 million in the six months ended June 30, 1999 from $40.4 million in the comparative period of 1998.

In the six months ended June 30, 1999, markets for specialty paper were generally stable while markets for packaging and printing papers were weaker than in the comparative period of 1998. On average, paper prices realized by the Company increased by approximately 7.4% in the six months ended June 30, 1999, compared to the same period in 1998, primarily as a result of higher prices for specialty papers. Overall, paper sales in the six months ended June 30, 1999 decreased to $43.1 million from $52.9 million in the same period of 1998, primarily as a result of a sales volume decrease of 24.3% resulting from the sale of the Greiz mill in the third quarter of 1998.

Expenses decreased to $78.8 million in the six months ended June 30, 1999 from $90.0 million in the comparable period of 1998, primarily as a result of lower sales volumes. On average, the Company's fibre costs for pulp production in the six months ended June 30, 1999 decreased by approximately 0.2%, compared to the same period in 1998. Prices for waste paper, which comprises approximately 80% of the fibre for the Company's paper mills, increased by approximately 21.3% in the six months ended June 30, 1999, compared to the same period of 1998, due to the change in the product mix to produce more premium priced products. General and administrative expenses were $9.9 million in the six months ended June 30, 1999, compared to $12.0 million in the comparable period of 1998.

Interest expense in the six months ended June 30, 1999 decreased to $1.2 million from $1.8 million in the comparable period of 1998, primarily as a result of reduced indebtedness during the current period, other than with respect to the financing for the project to convert the Company's pulp mill from the production of sulphite pulp to kraft pulp (the "Conversion Project"). Interest costs in respect of the Conversion Project are being capitalized.

For the six months ended June 30, 1999, the Company reported a net loss of $2.7 million or $0.17 per share, compared to net earnings of $10.8 million or $0.71 per share in the comparable period of 1998.


FORM 1O-Q
QUARTERLY REPORT - PAGE 11

RESULTS OF OPERATIONS - Three Months Ended June 30, 1999
--------------------------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:

                                               Three Months Ended June 30,
                                               ---------------------------
                                                   1999           1998
                                               ------------   ------------
                                                     (in thousands)
Sales by Product Class
----------------------
Packaging papers(1)                            $      4,277   $      7,416
Specialty papers                                      6,904          7,517
Printing papers                                       9,133         10,274
Pulp                                                 15,540         19,790
Other                                                   916          1,892
                                               ------------   ------------
Total(2)                                       $     36,770   $     46,889
                                               ============   ============

Sales by Geographic Area
------------------------
Germany                                        $     19,522   $     24,954
European Union(3)                                    16,281         19,955
Other                                                   967          1,980
                                               ------------   ------------
Total                                          $     36,770   $     46,889
                                               ============   ============

Sales by Volume                                          (tonnes)
---------------
Packaging papers(1)                                  17,589         27,067
Specialty papers                                      8,562          9,033
Printing papers                                      14,289         14,158
Pulp                                                 36,421         39,695
                                               ------------   ------------
Total                                                76,861         89,953
                                               ============   ============

----------
(1) The Company sold its packaging paper mill in Greiz in the third quarter of 1998. Sales from the Greiz mill are included in the Company's results for the three months ended June 30, 1998. The Greiz mill sold 13,229 tonnes of packaging paper for $3.9 million in the three months ended June 30, 1998.

(2)  Excluding intercompany sales.

(3)  Not including Germany.

In the quarter ended June 30, 1999, revenues decreased by 27.5% to $35.0 million from $48.3 million in the comparative period of 1998, primarily as a result of lower sales volumes. In the second quarter of 1999, pulp sales decreased by 21.5% and paper sales decreased by 19.4% from the comparable period of 1998.

In the quarter ended June 30, 1999, pulp markets remained generally weak. While prices improved marginally during the quarter, they were largely offset by the devaluation of the deutschmark and euro against the U.S. dollar in the same period. On average, pulp prices realized by the Company in the second quarter of 1999 were approximately 14.4% lower than in the same period of 1998. As a result of the Conversion Project, no dissolving sulphite pulp, which is a premium priced grade of sulphite pulp, was produced in the second quarter of 1999. Overall, pulp sales decreased to $15.5


FORM 10-Q
QUARTERLY REPORT - PAGE 12
million in the quarter ended June 30, 1999 from $19.8 million in the comparative period of 1998. The normal second quarter shutdown for maintenance was extended slightly for the Conversion Project. In addition, construction activity relating to the Conversion Project resulted in a number of additional minor shutdowns, which reduced production volume.

At the end of the second quarter of 1999, Norscan inventories for kraft pulp was slightly below 1.4 million tonnes. This is a level that historically has supported price increases. Certain producers have announced a $40 per tonne increase for kraft pulp in Europe for September 1999. However, there can be no assurance that such price increases will be achieved.

In the quarter ended June 30, 1999, markets for specialty, packaging and printing papers were generally weaker than in the comparative period in 1998. On average, paper prices realized by the Company increased by approximately 0.2% in the quarter ended June 30, 1999, compared to the same period in 1998, primarily as a result of the change in the product mix to produce more premium priced products. Overall, paper sales in the quarter ended June 30, 1999 decreased to $20.3 million from $25.2 million in the same period of 1998, primarily as a result of a sales volume decrease of 19.5% resulting from the sale of the Greiz mill.

Expenses decreased to $37.8 million in the quarter ended June 30, 1999 from $43.7 million in the comparable period of 1998, primarily as a result of lower sales volumes. On average, the Company's fibre costs for pulp production in the quarter ended June 30, 1999 increased by approximately 0.2%, compared to the same period in 1998. Prices for waste paper, which comprises approximately 80% of the fibre for the Company's paper mills, increased by approximately 30.9% in the quarter ended June 30, 1999, compared to the same period of 1998, due to the change in the product mix to produce more premium priced products. General and administrative expenses were $4.9 million in the quarter ended June 30, 1999, compared to $6.1 million in the comparable period of 1998.

Interest expense in the quarter ended June 30, 1999 decreased to $0.7 million from $1.0 million in the comparable period of 1998, as a result of reduced indebtedness during the current period, other than with respect to the Conversion Project, for which interest costs are being capitalized.

For the quarter ended June 30, 1999, the Company reported a net loss of $2.8 million or $0.17 per share, compared to net earnings of $4.5 million or $0.30 per share in the comparable period of 1998.


FORM 10-Q
QUARTERLY REPORT - PAGE 13

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                           As at               As at
                                       June 30, 1999     December 31, 1998
                                       -------------     -----------------
                                                 (in thousands)
Financial Position
------------------
Working capital                        $    21,302          $    65,021
Total assets                               372,189              333,284
Long-term government debt                    5,619                7,003
Long-term debt - other                     164,705              114,545

At June 30, 1999, the Company's cash and cash equivalents totalled $3.7 million, a net decrease of $49.5 million from $53.3 million at December 31, 1998. At June 30, 1999, the Company had short-term trading securities totalling $10.5 million, compared to $12.9 million at December 31, 1998.

Operating Activities
--------------------

Operating activities used cash of $3.9 million in the six months ended June 30, 1999, compared to providing cash of $3.6 million in the same period in 1998, primarily as a result of an increase in receivables. An increase in accounts payable and accrued expenses provided cash of $7.4 million in the six months ended June 30, 1999, compared to $4.2 million in the six months ended June 30, 1998. Lower inventories provided cash of $0.8 million in the six months ended June 30, 1999, compared to higher inventories using cash of $1.3 million in the six months ended June 30, 1998. Net sales of investment securities provided cash of $3.9 million in the current period, compared to net purchases of investment securities using cash of $1.0 million in the comparative period of 1998. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

Investing Activities
--------------------

Investing activities in the six months ended June 30, 1999 used cash of $113.0 million, consisting primarily of capital expenditures relating to the Conversion Project, compared to $22.8 million in the six months ended June 30, 1998.

The Conversion Project was commenced in mid-1998 and is designed to convert the Company's pulp mill to produce kraft pulp, increase its annual production capacity from 160,000 tonnes to 280,000 tonnes and reduce its emissions of sulphur dioxides and effluent. The estimated cost for the Conversion Project is approximately $400 million, which is being financed through a combination of borrowings under a project loan (the "Project Loan"), non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company. The pulp mill is expected to take approximately three months of down-time commencing in the third quarter of 1999 to implement the final stages of the conversion.


FORM 10-Q
QUARTERLY REPORT - PAGE 14

Capital expenditures in respect of the Conversion Project in 1999 are estimated to be approximately $309.0 million and the start-up of the mill is expected to occur in the fourth quarter of 1999.

During the first six months of 1999, the Conversion Project was on schedule. The Company has entered into contracts for the purchase of equipment in excess of 95% of the capital budget for the Conversion Project and the Company does not currently anticipate any significant delays with respect to the Conversion Project. As at June 30, 1999, the Company had expended approximately $202.0 million on the Conversion Project.

Although the Conversion Project is on schedule, the Company believes that the project will incur cost overruns as a result of higher than expected infrastructure costs relating to site development and piping. Such additional costs have been partially offset by lower than expected costs for new equipment purchases. Pursuant to the terms of the Project Loan, such cost overruns will be funded in equal proportions through borrowings under a cost overrun tranche established under such loan facility and amounts deposited by the Company into a restricted account with the lenders under the Project Loan. Currently, the Company does not believe that such cost overruns will exceed the available facilities under the Project Loan.

Financing Activities
--------------------

Financing activities provided cash of $71.3 million in the six months ended June 30, 1999, primarily as a result of increased borrowing under the Project Loan in respect of the Conversion Project. Financing activities provided cash of $18.7 million in the six months ended June 30, 1998.

The depreciation of the deutschmark against the U.S. dollar in the six months ended June 30, 1999 resulted in an unrealized foreign exchange translation loss of $4.0 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency."

Other than the Conversion Project, the Company had no material commitments to acquire assets or operating businesses as at June 30, 1999. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates prevailing during that period. In the six months ended June 30, 1999, the depreciation of the deutschmark against the U.S. dollar resulted in a net $18.4 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $28.7 million at December 31, 1998 to $47.1 million at June 30, 1999.

As both the Company's principal sources of revenues and expenses are in deutschmarks or euros, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                                    Quarter Ended                 Quarter Ended
                                    June 30, 1999                 June 30, 1998
                              --------------------------    --------------------------
                              Period End  Period Average    Period End  Period Average
                              ----------  --------------    ----------  --------------
RATE OF EXCHANGE
Deutschmark                     1.8989        1.8513          1.8032        1.7930

Based upon the period average exchange rate in the first half of 1999, the U.S. dollar increased by approximately 7.8% in value against the deutschmark since December 31, 1998.

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. The Company is conducting a comprehensive review of all significant applications that may require modification to ensure Year 2000 compliance. The Company is utilizing both internal and external resources to make any required modifications and to test for Year 2000 compliance. The modification and testing process of all significant applications is expected to be completed approximately in the middle of the fourth quarter of 1999. In addition, the Company has initiated communications with its significant suppliers and largest customers to ascertain their Year 2000 readiness and develop contingency plans as required.

Based upon its current information, management of the Company has determined that the Year 2000 issue will not pose significant operational problems for its computers. The total cost to the Company of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. The costs and the dates on which the Company plans to complete Year 2000 modification and testing are based on management's best


FORM 10-Q
QUARTERLY REPORT - PAGE 16
estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Conversion Project Uncertainties
--------------------------------

The Company is subject to various uncertainties in connection with the Conversion Project, such as availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees, which may cause fluctuations in its operating results. The Conversion Project is also subject to extensive and complex regulations and environmental compliance, which may result in delays or the Company incurring substantial costs in relation thereto. The Conversion Project has and will continue to adversely affect and disrupt the production of sulphite pulp and the operation of the Company's pulp mill in 1999, as a result of disruptions caused by construction, site development work, installation and removal of equipment, employee training and planned and unplanned downtime. In addition, as of the second quarter of 1999, the pulp mill no longer produces dissolving sulphite pulp, which is a premium priced grade of sulphite pulp.

Construction of the Conversion Project is expected to be completed around the end of 1999 and the pulp mill will take approximately three months of downtime commencing in the third quarter of 1999 to facilitate its completion. Upon completion of construction, the pulp mill will go through a "start-up" or "ramp-up" period. The Company expects that the pulp mill will operate at approximately 80% of capacity by mid-2000 and at or near full capacity by the end of 2000.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 18

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number                        Description
         -------                       -----------

           27              Article 5 - Financial Data Schedule for the 2nd
                                       Quarter 1999 - Form 10-Q.

(b)      Reports on Form 8-K

         None.


FORM 10-Q
QUARTERLY REPORT - PAGE 19

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


Date: August 11, 1999


FORM 10-Q
QUARTERLY REPORT - PAGE 20

                                 EXHIBIT INDEX

Exhibit
Number                         Description
-------                        -----------

  27               Article 5 - Financial Data Schedule for the 2nd Quarter
                               1999 - Form 10-Q.