Form 10-Q
period 1999-09-30
MERCER INTERNATIONAL INC
filed 1999-11-15
CIK 75659

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

               For the quarterly period ended September 30, 1999

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

The Registrant had 16,635,399 shares of beneficial interest outstanding as at November 11, 1999.


==============================================================================

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                           MERCER INTERNATIONAL INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (Unaudited)


FORM 10-Q
QUARTERLY REPORT - PAGE 2

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                 As at September 30, 1999 and December 31, 1998
                                  (Unaudited)
                             (dollars in thousands)

                                                  September 30,   December 31,
                                                      1999            1998
                                                  -------------   ------------

                                    ASSETS
Current Assets
  Cash and cash equivalents                         $    1,126     $   53,250
  Investments                                            9,263         12,891
  Receivables                                           81,101         33,828
  Inventories                                           14,810         19,540
  Other                                                  5,099          2,207
                                                    ----------     ----------
      Total current assets                             111,399        121,716

Long-Term Assets
  Cash restricted                                       13,604         15,000
  Properties                                           274,851        161,012
  Investments                                           12,400         13,626
  Receivables                                           10,150         10,150
  Deferred income tax                                   10,774         11,780
                                                    ----------     ----------
                                                       321,779        211,568
                                                    ----------     ----------
                                                    $  433,178     $  333,284
                                                    ==========     ==========

                                  LIABILITIES

Current Liabilities
  Accounts payable and accrued expenses             $   59,388     $   53,518
  Notes payable                                            867          1,839
  Debt                                                  41,284          1,338
                                                    ----------     ----------
      Total current liabilities                        101,539         56,695

Long-Term Liabilities
  Debt                                                 191,562        121,548
  Other                                                  1,834          2,022
                                                    ----------     ----------
                                                       193,396        123,570
                                                    ----------     ----------
      Total liabilities                                294,935        180,265

                              SHAREHOLDERS' EQUITY

Shares of beneficial interest                           99,360         91,913
Cumulative translation adjustment                      (42,891)       (28,663)
Net unrealized loss on investments valuation            (5,786)        (8,398)
Retained earnings                                       87,560         98,167
                                                    ----------     ----------
                                                       138,243        153,019
                                                    ----------     ----------
                                                    $  433,178     $  333,284
                                                    ==========     ==========


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                           MERCER INTERNATIONAL INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               For Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)
             (dollars in thousands, except for earnings per share)

                                                       1999           1998
                                                   ------------   ------------
Revenues
  Sales                                             $  106,711     $  132,036
  Investments and other                                   (116)         8,470
                                                    ----------     ----------
                                                       106,595        140,506

Expenses
  Cost of sales                                         98,665        105,141
  General and administrative                            15,877         17,532
  Interest expense                                       1,826          2,720
                                                    ----------     ----------
                                                       116,368        125,393
                                                    ----------     ----------

Income (loss) from operations before
  income taxes                                          (9,773)        15,113
Income taxes                                                 -             77
                                                    ----------     ----------

Net income (loss)                                       (9,773)        15,036

Retained earnings, beginning of period                  98,167         89,765
Dividend                                                  (834)          (610)
                                                    ----------     ----------

Retained earnings, end of period                    $   87,560     $  104,191
                                                    ==========     ==========

Earnings (loss) per share
  Basic                                             $    (0.60)    $     0.98
                                                    ==========     ==========
  Diluted                                           $    (0.60)    $     0.98
                                                    ==========     ==========


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                           MERCER INTERNATIONAL INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               For Three Months Ended September 30, 1999 and 1998
                                  (Unaudited)
            (dollars in thousands, except for earnings per share)

                                                       1999           1998
                                                   ------------   ------------
Revenues
  Sales                                             $   30,212     $   36,054
  Investments and other                                    304          3,648
                                                    ----------     ----------
                                                        30,516         39,702

Expenses
  Cost of sales                                         30,944         28,971
  General and administrative                             5,997          5,511
  Interest expense                                         637            947
                                                    ----------     ----------
                                                        37,578         35,429
                                                    ----------     ----------

Income (loss) from operations before
  income taxes                                          (7,062)         4,273
Income taxes                                                 -             34
                                                    ----------     ----------

Net income (loss)                                       (7,062)         4,239

Retained earnings, beginning of period                  94,622         99,952
                                                    ----------     ----------

Retained earnings, end of period                    $   87,560     $  104,191
                                                    ==========     ==========

Earnings (loss) per share
  Basic                                             $    (0.42)    $     0.28
                                                    ==========     ==========
  Diluted                                           $    (0.42)    $     0.28
                                                    ==========     ==========


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                           MERCER INTERNATIONAL INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                For Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)
                             (dollars in thousands)

                                                       1999           1998
                                                   ------------   ------------
Net income (loss)                                   $   (9,773)    $   15,036

Other comprehensive income (loss):
  Foreign currency translation adjustments             (14,228)        12,135
  Unrealised gain (loss) on securities                   2,612         (8,829)
                                                    ----------     ----------

  Other comprehensive income (loss)                    (11,616)         3,306
                                                    ----------     ----------

Total comprehensive income (loss)                   $  (21,389)    $   18,342
                                                    ==========     ==========


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                           MERCER INTERNATIONAL INC.

                      STATEMENTS OF COMPREHENSIVE INCOME
              For Three Months Ended September 30, 1999 and 1998
                                  (Unaudited)
                             (dollars in thousands)

                                                       1999           1998
                                                   ------------   ------------
Net income (loss)                                   $   (7,062)    $    4,239

Other comprehensive income (loss):
  Foreign currency translation adjustments               4,193         10,841
  Unrealised loss on securities                           (468)        (3,758)
                                                    ----------     ----------

  Other comprehensive income                             3,725          7,083
                                                    ----------     ----------

Total comprehensive income (loss)                   $   (3,337)    $   11,322
                                                    ==========     ==========


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 7

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)
                             (dollars in thousands)

                                                       1999           1998
                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net income (loss) from continuing operations      $   (9,773)    $   15,036
  Adjustments to reconcile net income (loss)
   from continuing operations to cash
    Depreciation and amortization                       11,031         10,054
    Non-cash asset acquisitions                           (383)        (7,634)
                                                    ----------     ----------
                                                           875         17,456

  Changes in current assets and liabilities
    Investments                                          5,213         23,091
    Inventories                                          2,939         (5,162)
    Receivables                                         (9,671)       (19,153)
    Accounts payable and accrued expenses                7,384         10,407
    Other                                               (2,932)            49
                                                    ----------     ----------
        Net cash provided by operating
         activities                                      3,808         26,688

Cash Flows from Investing Activities:
  Increase in notes receivable, net                          -         (4,233)
  Proceeds from sales of available-for-sale
   investments                                           2,315              -
  Purchase of fixed assets                            (181,182)       (40,973)
  Other                                                      4              6
                                                    ----------     ----------
        Net cash used in investing activities         (178,863)       (45,200)

Cash Flows from Financing Activities:
  Increase in indebtedness                             130,256         55,554
  Decrease in indebtedness                              (1,995)        (5,771)
  Net proceeds on issuance of shares
   of beneficial interest                                    -          3,045
  Payment of dividend                                     (834)          (610)
  Other                                                      -           (172)
                                                    ----------     ----------
        Net cash provided by financing
         activities                                    127,427         52,046

Effect of exchange rate changes on cash and
 cash equivalents                                       (4,496)         1,734
                                                    ----------     ----------

Net increase (decrease) in cash and
 cash equivalents                                      (52,124)        35,268

Cash and cash equivalents, beginning of period          53,250          4,414
                                                    ----------     ----------
Cash and cash equivalents, end of period            $    1,126     $   39,682
                                                    ==========     ==========


  The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

                           MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

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

Note 2.  Earnings Per Share
---------------------------

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 16,306,628 and 15,338,801 for the nine months ended September 30, 1999 and 1998, respectively, and 16,628,986 and 15,352,602 for the three months ended September 30, 1999 and 1998, respectively.


FORM 10-Q
QUARTERLY REPORT - PAGE 9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the nine and three month periods ended September 30, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and
(ii) a "tonne" is one metric ton or 2,204.6 pounds.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1999
------------------------------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1999             1998
                                               --------------   --------------
                                                       (in thousands)
Sales by Product Class
----------------------
Packaging papers(1)                              $   13,285       $   20,339
Specialty papers                                     22,436           23,573
Printing papers                                      28,634           31,440
Pulp                                                 39,678           54,177
Other                                                 2,678            2,507
                                                 ----------       ----------
Total(2)                                         $  106,711       $  132,036
                                                 ==========       ==========

Sales by Geographic Area
------------------------
Germany                                          $   57,454       $   71,973
European Union(3)                                    43,428           51,321
Other                                                 5,829            8,742
                                                 ----------       ----------
Total                                            $  106,711       $  132,036
                                                 ==========       ==========

Sales by Volume                                            (tonnes)
---------------
Packaging papers(1)                                  52,360           75,309
Specialty papers                                     27,118           28,300
Printing papers                                      43,043           43,482
Pulp                                                 93,040          108,975
                                                 ----------       ----------
Total                                               215,561          256,066
                                                 ==========       ==========

------------------
(1) The Company sold its packaging paper mill in Greiz effective July 1998. Sales from the Greiz mill prior to its sale are included in the Company's results for the nine months ended September 30, 1998. The Greiz mill sold approximately 25,490 tonnes of packaging paper for approximately $7.2 million in revenues in the nine months ended September 30, 1998.

(2)  Excluding intercompany sales.

(3)  Not including Germany.


FORM 10-Q
QUARTERLY REPORT - PAGE 10

In the nine months ended September 30, 1999, revenues decreased by 24.1% to $106.6 million from $140.5 million in the comparative period of 1998, primarily as a result of the shutdown of the Company's pulp mill in late July 1999 to implement the final stages of the project to convert the mill from the production of sulphite pulp to kraft pulp (the "Conversion Project"). The mill is expected to start-up in late November 1999. As a result of downtime taken in connection with the Conversion Project, pulp sales decreased by 26.8% in the current period from the comparable period of 1998.

In the nine months ended September 30, 1999, markets for sulphite pulp remained generally weak, with modest price improvements largely offset by the devaluation of the deutschmark and euro against the U.S. dollar. On average, sulphite pulp prices realized by the Company in the nine months ended September 30, 1999 were approximately 14.2% lower than in the same period of 1998. In addition, downtime and other disruptions associated with the Conversion Project decreased pulp sales to $39.7 million in the nine months ended September 30, 1999 from $54.2 million in the comparative period of 1998.

Overall, paper sales in the nine months ended September 30, 1999 decreased by 14.6% to $64.4 million from $75.4 million in the same period of 1998, primarily as a result of a decrease in sales volumes resulting from the sale of the Greiz mill in the third quarter of 1998. In the nine months ended September 30, 1999, markets for specialty paper were generally stable, while markets for packaging and printing papers were weaker than in the comparative period of 1998. On average, paper prices realized by the Company increased by approximately 2.5% in the nine months ended September 30, 1999, compared to the same period in 1998, primarily as a result of the change in the product mix to produce more premium priced products.

Expenses decreased to $116.4 million in the nine months ended September 30, 1999 from $125.4 million in the comparable period of 1998, primarily as a result of lower sales volumes, which were partially offset by an increase in expenses relating to the Conversion Project. On average, the Company's fibre costs for pulp production in the nine months ended September 30, 1999 decreased by approximately 2.3% compared to the same period in 1998. Prices for waste paper, which comprises approximately 80% of the fibre for the Company's paper mills, increased by approximately 45.5% in the nine months ended September 30, 1999, compared to the same period of 1998, due to the change in the product mix to produce more premium priced products and a recovery in waste paper prices. General and administrative expenses were $15.9 million in the nine months ended September 30, 1999, compared to $17.5 million in the comparable period of 1998.

Interest expense in the nine months ended September 30, 1999 decreased to $1.8 million from $2.7 million in the comparable period of 1998, primarily as a result of reduced indebtedness during the current period, other than with respect to the Conversion Project. Interest costs in respect of the Conversion Project are being capitalized.

For the nine months ended September 30, 1999, the Company reported a net loss of $9.8 million, or $0.60 per share, compared to net earnings of $15.0 million, or $0.98 per share, in the comparable period of 1998.


FORM 10-Q
QUARTERLY REPORT - PAGE 11

RESULTS OF OPERATIONS - Three Months Ended September 30, 1999
-------------------------------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:

                                                 Quarter Ended September 30,
                                               -------------------------------
                                                    1999             1998
                                               --------------   --------------
                                                       (in thousands)

Sales by Product Class
----------------------
Packaging papers                                 $    4,387       $    4,492
Specialty papers                                      7,425            7,428
Printing papers                                       9,485           10,494
Pulp                                                  8,006           13,794
Other                                                   909             (154)
                                                 ----------       ----------
Total(1)                                         $   30,212       $   36,054
                                                 ==========       ==========

Sales by Geographic Area
------------------------
Germany                                          $   17,183       $   19,700
European Union(2)                                    11,414           12,755
Other                                                 1,615            3,599
                                                 ----------       ----------
Total                                            $   30,212       $   36,054
                                                 ==========       ==========

Sales by Volume                                            (tonnes)
---------------
Packaging papers                                     17,373           16,349
Specialty papers                                      9,081            8,724
Printing papers                                      14,579           14,420
Pulp                                                 18,586           26,991
                                                 ----------       ----------
Total                                                59,619           66,484
                                                 ==========       ==========

------------------
(1)  Excluding intercompany sales.

(2)  Not including Germany.

In the quarter ended September 30, 1999, revenues decreased by 23.1% to $30.5 million from $39.7 million in the comparative period of 1998, primarily as a result of the shutdown of the Company's pulp mill in late July 1999 to implement the final stages of the Conversion Project. The mill is expected to start-up in late November 1999. As a result of the Conversion Project, in the current quarter pulp sales decreased by 42.0% to $8.0 million from $13.8 million in the comparable period of 1998. Paper sales in the current quarter decreased by 5.0% from the comparable period of 1998.

In the quarter ended September 30, 1999, markets for sulphite pulp remained generally weak while markets for kraft pulp improved markedly. While sulphite pulp prices improved marginally during the quarter, they were more than offset by the devaluation of the deutschmark and euro against the U.S. dollar in the same period. On average, sulphite pulp prices realized by the Company in the third quarter of 1999 were approximately 15.7% lower than in the same period of 1998.


FORM 10-Q
QUARTERLY REPORT - PAGE 12

At the end of the third quarter of 1999, inventories for kraft pulp held by North American and Scandinavian producers, commonly referred to as Norscan inventories, were below 1.3 million tonnes. This is a level that historically has supported price increases. Kraft pulp list prices in Europe increased to $600 per tonne effective November 1, 1999. In addition, because of relatively low Norscan inventories currently, certain pulp producers have announced a further price increase in kraft pulp list prices to take effect in January 2000. However, there can be no assurance that such further price increase will be achieved.

In the quarter ended September 30, 1999, markets for specialty, packaging and printing papers were relatively stable compared to the same period in 1998, although on average paper prices declined. On average, paper prices realized by the Company decreased by approximately 8.6% in the quarter ended September 30, 1999 compared to the same period in 1998. Overall, paper sales in the quarter ended September 30, 1999 decreased to $21.3 million from $22.4 million in the same period of 1998, primarily as a result of lower prices.

Expenses increased to $37.6 million in the quarter ended September 30, 1999 from $35.4 million in the comparable period of 1998, primarily due to an increase in expenses relating to the Conversion Project. On average, the Company's fibre costs for pulp production in the quarter ended September 30, 1999 increased by approximately 6.6% compared to the same period in 1998. Prices for waste paper, which comprises approximately 80% of the fibre for the Company's paper mills, increased by approximately 88.8% in the quarter ended September 30, 1999, compared to the same period of 1998, as a result of the change in the product mix to produce more premium priced products and a recovery in waste paper prices. General and administrative expenses were $6.0 million in the quarter ended September 30, 1999, compared to $5.5 million in the comparable period of 1998.

Interest expense in the quarter ended September 30, 1999 decreased to $0.6 million from $0.9 million in the comparable period of 1998, as a result of reduced indebtedness during the current period, other than with respect to the Conversion Project, for which interest costs are being capitalized.

For the quarter ended September 30, 1999, the Company reported a net loss of $7.1 million, or $0.42 per share, compared to net earnings of $4.2 million, or $0.28 per share, in the comparable period of 1998.


FORM 10-Q
QUARTERLY REPORT - PAGE 13

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                               As at               As at
                                        September 30, 1999   December 31, 1998
                                        ------------------   -----------------
                                                    (in thousands)
Financial Position
------------------
Working capital                            $      9,860         $     65,021
Total assets                                    433,178              333,284
Long-term government debt                         5,806                7,003
Long-term debt - other                          185,756              114,545

At September 30, 1999, the Company's cash and cash equivalents totalled $1.1 million, a net decrease of $52.1 million from $53.3 million at December 31, 1998. At September 30, 1999, the Company had short-term trading securities totalling $9.3 million, compared to $12.9 million at December 31, 1998.

Operating Activities
--------------------

Cash flows from operating activities in the nine months ended September 30, 1999 were lower than in the comparative period of 1998 as a result of lower sales and higher expenses associated with the Conversion Project. Operating activities provided cash of $3.8 million in the nine months ended September 30, 1999, compared to $26.7 million in the same period in 1998. An increase in accounts payable and accrued expenses provided cash of $7.4 million in the nine months ended September 30, 1999, compared to $10.4 million in the nine months ended September 30, 1998. Net sales of investment securities provided cash of $5.2 million in the nine months ended September 30, 1999, compared to $23.1 million in the comparative period of 1998. Lower inventories provided cash of $2.9 million in the nine months ended September 30, 1999, compared to higher inventories using cash of $5.2 million in the nine months ended September 30, 1998. An increase in receivables used cash of $9.7 million in the current period, compared to $19.2 million in the comparative period of 1998.

Investing Activities
--------------------

Investing activities in the nine months ended September 30, 1999 used cash of $178.9 million, consisting primarily of capital expenditures relating to the Conversion Project and other upgrades to the Company's paper mills, compared to $45.2 million in the nine months ended September 30, 1998.

The Conversion Project was commenced in mid-1998 and is designed to convert the Company's pulp mill to produce kraft pulp, increase its annual production capacity from 160,000 tonnes to 280,000 tonnes and reduce its emissions of sulphur dioxides and effluent. The estimated cost for the Conversion Project is approximately $400 million, which is being financed through a combination of borrowings under a project loan (the "Project Loan"), non-refundable governmental


FORM 10-Q
QUARTERLY REPORT - PAGE 14
grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company. The pulp mill was shut down in late July 1999 to implement the final stages of the Conversion Project and is expected to start-up in late November 1999. Capital expenditures in respect of the Conversion Project in 1999 are estimated to be approximately $309.0 million.

Although the Conversion Project has so far experienced only a slight delay, the Company believes that the project will incur cost overruns as a result of higher than expected infrastructure costs relating to site development and piping. Such additional costs have been partially offset by lower than expected costs for new equipment purchases. Pursuant to the terms of the Project Loan, such cost overruns will be funded in equal proportions through borrowings under a cost overrun tranche established under such loan facility and amounts deposited by the Company into a restricted account with the lenders under the Project Loan. Currently, the Company does not believe that such cost overruns will exceed the available facilities under the Project Loan.

In addition, capital expenditures to upgrade the Company's paper mills used cash of approximately $5.0 million in the nine months ended September 30, 1999. The Company spent approximately $0.8 million to replace a natural gas powered turbine and approximately $0.5 million to upgrade a paper machine at its Fahrbrucke paper mill. The replacement of the natural gas powered turbine is nearly completed and the upgrade of the paper machine is expected to be completed in January 2000 at a total cost of approximately $2.5 million. The Company spent approximately $1.2 million to replace a steam block at its Trebsen paper mill, which is expected to be completed in January 2000 at a total cost of approximately $1.9 million. In addition, the Company spent approximately $1.2 million on constructing a waste water treatment plant at its Heidenau paper mill, which is expected to be completed in the fourth quarter of 1999 at a total cost of approximately $1.9 million.

The Company is currently reviewing its paper operations to define a long-term core competency in respect of products produced in order that future investment may be directed towards that segment. Currently the investment required to maintain all four of the Company's paper mills has not enhanced the competitive position of any one mill and has had a dilutive effect on the Company's assets.

Financing Activities
--------------------

Financing activities provided cash of $127.4 million in the nine months ended September 30, 1999, primarily as a result of increased borrowing under the Project Loan in respect of the Conversion Project. Financing activities provided cash of $52.0 million in the nine months ended September 30, 1998.

The depreciation of the deutschmark against the U.S. dollar in the nine months ended September 30, 1999 resulted in an unrealized foreign exchange translation loss of $4.5 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Foreign Currency."


FORM 10-Q
QUARTERLY REPORT - PAGE 15

Other than the Conversion Project, the Company had no material commitments to acquire assets or operating businesses as at September 30, 1999. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates prevailing during that period. In the nine months ended September 30, 1999, the depreciation of the deutschmark against the U.S. dollar resulted in a net $14.2 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $28.7 million at December 31, 1998 to $42.9 million at September 30, 1999.

As both the Company's principal sources of revenues and expenses are in deutschmarks or euros, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:

                             Quarter Ended                Quarter Ended
                           September 30, 1999           September 30, 1998
                       --------------------------   --------------------------
                       Period End  Period Average   Period End  Period Average
                       ----------  --------------   ----------  --------------
RATE OF EXCHANGE
Deutschmark              1.8377        1.8642         1.6698        1.7606

Based upon the period average exchange rate in the nine months ended September 30, 1999, the U.S. dollar increased by approximately 9.2% in value against the deutschmark since December 31, 1998.


FORM 10-Q
QUARTERLY REPORT - PAGE 16

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. The Company is conducting a comprehensive review of all significant applications that may require modification to ensure Year 2000 compliance. The Company is utilizing both internal and external resources to make any required modifications and to test for Year 2000 compliance. The modification and testing process of all significant applications is expected to be completed in the fourth quarter of 1999. In addition, the Company has initiated communications with its significant suppliers and largest customers to ascertain their Year 2000 readiness and develop contingency plans as required.

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

Conversion Project Uncertainties
--------------------------------

The Company is subject to various uncertainties in connection with the Conversion Project, such as availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, increases in long-term interest rates and increases in taxes and other governmental fees, which may cause fluctuations in its operating results. The Conversion Project is also subject to extensive and complex regulations and environmental compliance, which may result in delays or the Company incurring substantial costs in relation thereto.

The pulp mill was shut down in late July 1999 to implement the final stages of the Conversion Project and is expected to start-up in late November 1999. The pulp mill will then go through a "ramp-up" period and the Company expects that the pulp mill will operate at approximately 80% of capacity by mid-2000 and at or near full capacity by the end of 2000.

While the Conversion Project has so far experienced only a slight delay, there can be no assurance that the project will not suffer other delays during the construction phase as a result of, among other things, delays in the shipment and installation of equipment, materials or labour shortages, delays in the receipt of permits, weather conditions, or governmental actions. In addition, there are a number of risks and uncertainties inherent in the start-up of the pulp mill after the completion of construction. There can be no assurance that the pulp mill will not experience any operating difficulties or delays during the start-up period, any of which could have a material adverse effect on the Company's operations.


FORM 10-Q
QUARTERLY REPORT - PAGE 17

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 13, 1999. At the meeting, Jimmy S.H. Lee and R. Ian Rigg were elected Class II Trustees of the Company, each for a three year term, as follows:

                                                             ABSTENTIONS AND
                               VOTES FOR    VOTES WITHHELD   BROKER NON-VOTES
                              -----------   --------------   ----------------
Jimmy S.H. Lee                11,341,917        65,379              -
R. Ian Rigg                   11,341,917        65,379              -

C.S. Moon, Michel Arnulphy and Maarten Reidel continued their respective terms as Trustees of the Company.

In addition, at the meeting, an amendment to the Company's Non-Qualified Stock Option Plan to increase the number of shares of common stock of the Company that may be issued pursuant to stock options granted under the plan from 2.0 million to 3.6 million was approved by a vote of 4,542,194 for, 3,150,274 against and 35,762 votes withheld in respect of the resolution to amend the plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                             Description
     -------                            -----------

        27             Article 5 - Financial Data Schedule for the 3rd Quarter
                                   1999 Form 10-Q.

(b)  Reports on Form 8-K

     None.


FORM 10-Q
QUARTERLY REPORT - PAGE 19

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MERCER INTERNATIONAL INC.


                               By:  /s/ R. Ian Rigg
                                    ------------------------------------------
                                    R. Ian Rigg
                                    Vice President and Chief Financial Officer


Date:  November 11, 1999


FORM 10-Q
QUARTERLY REPORT - PAGE 20

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

   27             Article 5 - Financial Data Schedule for the 3rd Quarter 1999
                              Form 10-Q.