Form 10-K405
period 1999-12-31
MERCER INTERNATIONAL INC
filed 2000-03-30
CIK 75659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K
                                   ----------

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                          COMMISSION FILE NO.: 0-9409

                           MERCER INTERNATIONAL INC.

              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

           WASHINGTON                                91-6087550
 STATE OR OTHER JURISDICTION OF           IRS EMPLOYER IDENTIFICATION NO.
 INCORPORATION OR ORGANIZATION

                   BURGLISTRASSE 6, ZURICH, SWITZERLAND, 8002
               ADDRESS OF PRINCIPAL EXECUTIVE OFFICE    ZIP CODE

       Registrant's telephone number including area code: 41(1) 201 7710

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           --------------------------

                 SHARES OF BENEFICIAL INTEREST, $1.00 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                                 TITLE OF CLASS

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 27, 2000 was approximately $75,051,503. The last reported sale price of the common shares of beneficial interest on the NASDAQ Stock Market's National Market on March 27, 2000 was $8.56 per share.

    As of March 27, 2000, the Registrant had 16,635,399 common shares of beneficial interest, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the Annual Meeting of Shareholders to be held
June 28, 2000 is incorporated by reference in Part III hereof. Certain exhibits in Part IV of this Form 10-K are incorporated by reference from prior filings made by the Registrant under the SECURITIES ACT OF 1933, as amended, and the SECURITIES EXCHANGE ACT OF 1934, as amended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
                                PART I
ITEM 1.    BUSINESS....................................................          4
           The Company.................................................          4
           Products....................................................          5
           Sales, Marketing and Distribution...........................          6
           Fibre.......................................................          8
           Capital Expenditures and Government Financing...............          9
           Pulp Mill Conversion Project................................         10
           Stendal Pulp Mill Project...................................         12
           Environmental...............................................         13
           Human Resources.............................................         14
ITEM 2.    PROPERTIES..................................................         14
ITEM 3.    LEGAL PROCEEDINGS...........................................         15
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........         15

                                PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.......................................         16
ITEM 6.    SELECTED FINANCIAL DATA.....................................         17
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION..................................         18
           Results of Operations.......................................         18
           Year Ended December 31, 1999 Compared to the Year Ended
             December 31, 1998.........................................         18
           Year Ended December 31, 1998 Compared to the Year Ended
             December 31, 1997.........................................         19
           Liquidity and Capital Resources.............................         21
           Operating Activities........................................         21
           Investing Activities........................................         21
           Financing Activities........................................         22
           Foreign Currency............................................         22
           Cyclical Nature of Business; Competitive Position...........         23
           Year 2000...................................................         23
           Stendal Pulp Mill Project Uncertainties.....................         23
           European Economic and Monetary Union........................         24
           Inflation...................................................         24
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................         24
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................         25
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..................................         25

                               PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........         26
ITEM 11.   EXECUTIVE COMPENSATION......................................         26
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT............................................         26
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............         26

                                PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K...............................................         27
           Financial Statements........................................         30
           Supplementary Financial Information.........................         49
           SIGNATURES..................................................         50

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

    In this document: (i) unless the context otherwise requires, the "Company" or "Mercer" refers to Mercer International Inc. and its subsidiaries; (ii) a "tonne" is one metric ton or 2,204.6 pounds; (iii) "DM" refers to deutschmarks, the lawful currency of Germany; and (iv) foreign assets and liabilities denominated in DM have been translated to U.S. dollars at the December 31, 1999 rate of exchange of DM 1.9433 to $1.00, and revenues and expenses denominated in DM have been translated to U.S. dollars at the average rate of exchange throughout 1999 of DM 1.8359 to $1.00.

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

    The Company currently employs approximately 884 people and its manufacturing plants consist of four paper mills (the "Paper mills") and a pulp mill (the "Pulp mill") with aggregate annual production capacities of approximately 170,000 tonnes and 280,000 tonnes, respectively. The Paper mills produce three primary classes of paper products, being packaging, printing and specialty, and the Pulp mill produces softwood kraft (sulphate) pulp.

    In 1999, the Company completed a major capital project to convert the Pulp mill from the production of sulphite pulp to kraft pulp and increase its annual production capacity from approximately 160,000 tonnes to approximately 280,000 tonnes (the "Conversion Project"). As a result, the Pulp mill is the only market kraft pulp manufacturing facility in Germany. The Conversion Project resulted in the Pulp mill taking approximately 4 1/2 months of downtime between August and December 1999. The Pulp mill was successfully re-started in December 1999 and is currently in the process of ramping up production. Production at the Pulp mill is expected to increase to at or near capacity in the fourth quarter of 2000. The aggregate cost of the Conversion Project was approximately $369.6 million. See "Business--Pulp Mill Conversion Project".

    Over the last five years, the Company has expended approximately
$432.7 million on capital investments on plant upgrades at its mills to improve efficiency, reduce effluent discharges and emissions and modernize its manufacturing plants. Approximately $64.4 million of such capital investments were financed through non-refundable government grants.

    In late 1997, the Company embarked on a strategy to focus on its core operations and rationalize assets that either were not part of such core operations or did not provide the desired level of return. In accordance with this strategy, the Company took a special charge of $48.5 million in the fourth quarter of 1997 relating to the limited service life of various pulp assets due to the Conversion Project, severance and related costs, the write-down of specific capital assets to their estimated realizable value and a decrease in the deferred income tax asset. In the fourth quarter of 1999, the Company took a further special charge of $3.1 million relating to capital assets at the Pulp mill which were no longer useful as a result of the Conversion Project.

    Pursuant to its focus on its core operations, in 1998, the Company completed the sale of its packaging paper mill in Greiz and its carton paper mill in Raschau which had been leased to another party since 1995. In the fourth quarter of 1999, the Company took a special charge of $19.1 million relating to its paper operations, as it intends to pursue strategic alternatives for certain of its Paper mills. The Company intends to use any proceeds resulting from any disposition to reduce indebtedness and fund future capital expenditures.

    The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity, the economy, interest rates and fluctuations in foreign currency exchange rates, all of which can have a significant influence on the Company's selling prices and overall profitability. The Company competes with European and international pulp and paper firms ranging from very large integrated firms to smaller specialty firms. Areas of competition include price, innovation, quality and service. The Company's competitive position is influenced by the availability and cost of its raw materials, energy and labour, and its plant efficiencies and productivity in relation to its competitors.

    The corporate strategy of the Company is to expand its asset and earnings base both in Europe and internationally through the acquisition of interests in companies and assets in the pulp and paper and related businesses. Effective January 2000, the Company agreed, subject to certain conditions, to acquire a controlling interest in a "greenfield" project to construct and operate a 550,000-tonne softwood kraft pulp mill (the "Stendal mill") to be located at Stendal, Germany (the "Stendal Project"). The Company's participation in the Stendal Project is subject to, among other things, completion of due diligence and the Stendal Project itself is subject to, among other things, financing. The Stendal Project is currently estimated to cost approximately
DM 1,600.0 million (or $823.3 million) and to be completed by the end of 2003. See "Business--Stendal Pulp Mill Project".

PRODUCTS

    The Company manufactures and sells softwood kraft pulp and three primary classes of paper products. The Company's products are produced from both virgin fibre, being wood chips and pulpwood, and recycled fibre, being waste paper. The Company's manufacturing plants are all located in Germany in the States of Saxony and Thuringia. The Paper mills are located at Heidenau, Hainsberg, Fahrbrucke and Trebsen and have an aggregate annual production capacity of approximately 170,000 tonnes. The Pulp mill is situated near the town of Blankenstein and has an annual production capacity of approximately 280,000 tonnes.

    The following table sets out the Company's primary classes of paper products and the mills at which they are produced:

PAPER PRODUCT CLASS            MILL                           PRODUCT DESCRIPTION
-------------------            ----                           -------------------
Packaging Paper..............  Trebsen                        Corrugated medium and testliner
                                                              used in the production of boxes
                                                              and corrugated shipping
                                                              containers.

Specialty Paper..............  Heidenau and Fahrbrucke        Greaseproof paper and coated and
                                                              uncoated wallpaper.

Printing Paper...............  Hainsberg and Fahrbrucke       Recycled and woodfree printing and
                                                              writing paper.

    Pulp is generally classified according to fibre type, the process used and the degree to which it is bleached. In December 1999, the Company completed the conversion of the Pulp mill to produce kraft pulp and is presently ramping up production. The kraft pulp now produced at the Pulp mill is a long-fibred softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulpwood. Kraft pulp is noted for its strength, whiteness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper related products. A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Pulp mill has the capability of producing both "totally chlorine free" ("TCF") and "elemental-chlorine free" ("ECF") pulp. TCF pulp is bleached to a high brightness using oxygen and hydrogen peroxide as bleaching agents, whereas ECF pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent.

SALES, MARKETING AND DISTRIBUTION

    The Company's sales and marketing operations focus primarily on western European countries and are responsible for the majority of the Company's paper sales. In 1999, paper sales conducted through agents were approximately 32% of total paper sales, compared to approximately 29% in 1998 and 34% in 1997. The majority of the Company's paper products are sold to printers, wallpaper manufacturers, corrugators and converters.

    Most of the Company's kraft pulp sales in Western Europe are handled through a sales agency agreement with Oy Metsa Botnia Ab, a member of the Metsa Group of Finland. Such sales are currently expected to comprise approximately 40-50% of the Company's total annual pulp sales over the next two years. Sales and marketing in other countries are conducted by the Company's own sales staff through other independent agents. The Company's kraft pulp is sold principally to tissue and paper mills.

    Pulp and paper sales are made on terms customary to the industry. At December 31, 1999, there were no material payment delinquencies. The Company's products are delivered to market by truck, rail and ship.

    The distribution of the Company's sales by volume, product class and geographic area is set out in the following table for the periods indicated:

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1999           1998           1997
                                                           --------       --------       --------
                                                                          (TONNES)
SALES BY VOLUME
Papers
  Packaging Papers.......................................    68,615         91,157(1)     110,428
  Specialty Papers.......................................    36,518         36,001         36,991
  Printing Papers........................................    57,714         56,866         54,538
                                                           --------       --------       --------
    Total Papers.........................................   162,847        184,024        201,957
                                                           --------       --------       --------
Pulp.....................................................    94,523(2)     145,451        160,432
                                                           --------       --------       --------
Total(3).................................................   257,370        329,475        362,389
                                                           ========       ========       ========

                                                                       (IN THOUSANDS)
SALES BY PRODUCT CLASS
Papers
  Packaging Papers.......................................  $ 17,822       $ 24,722(1)    $ 29,313
  Specialty Papers.......................................    29,658         30,401         29,244
  Printing Papers........................................    38,010         41,192         35,915
                                                           --------       --------       --------
    Total Papers.........................................    85,490         96,315         94,472
                                                           --------       --------       --------
Pulp.....................................................    40,080(2)      69,918         75,460
                                                           --------       --------       --------
Total....................................................  $125,570       $166,233       $169,932
                                                           ========       ========       ========
SALES BY GEOGRAPHIC AREA
Germany..................................................  $ 72,129       $ 89,829       $ 92,120
European Union(4)........................................    47,498         65,806         59,794
Other....................................................     5,943         10,598         18,018
                                                           --------       --------       --------
Total....................................................  $125,570       $166,233       $169,932
                                                           ========       ========       ========

------------------------

(1) The Company sold its packaging paper mill in Greiz effective July 1998. Paper sales from the Greiz mill prior to its sale are included in the Company's results of operations for 1998. The Greiz mill sold approximately 25,490 tonnes of packaging paper for approximately $7.2 million in 1998.

(2) The Company converted its Pulp mill from the production of sulphite pulp to the production of kraft pulp in 1999 and took approximately 4 1/2 months of downtime.

(3) Excluding intercompany sales of 201, 1,072 and 4,257 tonnes of pulp in 1999, 1998 and 1997, respectively.

(4) Not including Germany.

    The following charts illustrate the geographic distribution of the Company's sales for the periods indicated:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

YEAR ENDED
DECEMBER 31, 1999
European(1) Union  37.8%
Germany            57.5%
Other               4.7%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

YEAR ENDED
DECEMBER 31, 1998
European(1) Union  39.6%
Germany            54.0%
Other               6.4%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

YEAR ENDED
DECEMBER 31, 1997
European(1) Union  35.2%
Germany            54.2%
Other              10.6%

------------------------

(1) Not including Germany.

    In 1999, 1998 and 1997, no single customer accounted for more than 10% of the Company's pulp and paper sales. The Company's sales are not dependent upon a single customer or upon a concentrated group of major customers. The loss of any one customer would not have a material adverse effect on the Company.

FIBRE

    The fibre used by the Paper mills consists of waste paper (recycled paper) and pulp, which are cyclical in both price and supply. The cost of such fibre is primarily affected by the supply and demand for paper and pulp. Approximately 80% of the fibre used in the Company's paper operations consists of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp fibre. The remaining 20% of the fibre is made up of market pulp and chemical additives, both of which are available at market prices from various suppliers throughout Europe. In 1999, the Paper mills consumed approximately 126,796 tonnes of waste paper.

    The fibre used by the Pulp mill consists of wood chips produced by local sawmills and pulpwood, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulpwood processed especially for this purpose. Pulpwood consists of lower quality logs not used in the production of lumber. The costs of wood chips and pulpwood are primarily affected by the supply and demand for lumber. The Pulp mill is situated in a region which offers a stable fibre supply. The wood chips are procured from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometre radius of the Pulp mill. Within this radius, the Pulp mill is by far the largest consumer of wood chips. Wood chips are normally procured from sawmills pursuant to one year supply contracts, which provide for quarterly price adjustments. Pulpwood is partly procured from the state forest agency in Thuringia on a contract basis and partly from private holders. The Pulp mill's fibre requirements are handled and procured primarily by SCA Holz (formerly PWA Holz), which is the largest wood procurement company in Germany and handles a total volume of approximately four million cubic metres per year. In 1999, the Pulp mill consumed approximately 470,779 cubic metres of fibre comprised of approximately 321,542 cubic metres of wood chips and 149,237 cubic metres of pulpwood.

    The Conversion Project increased the annual production capacity of the Pulp mill from approximately 160,000 tonnes to approximately 280,000 tonnes. The additional fibre necessary for the increase in production will be met primarily from the Company's existing fibre sources. In late 1998, the Company entered into a fixed price contract to secure approximately 25% of the Pulp mill's requirements for wood chips to the end of 2002. While fibre costs and supply are subject to cyclical changes, the Company expects that it will be able to obtain an adequate supply of fibre on reasonably satisfactory terms due to the location of the Pulp mill and its long-term relationships with suppliers.

CAPITAL EXPENDITURES AND GOVERNMENT FINANCING

    In 1999, the Company continued its capital investment programs to improve efficiency, reduce effluent discharges and emissions and increase production capacity at its manufacturing plants. Such capital investments were partially financed through non-refundable grants made available by German federal and state governments and were used to offset certain wastewater fees.

    Under legislation adopted by the federal and certain state governments of Germany, non-refundable grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Pursuant to the current terms of such grants, federal and state governments will provide funding for up to 35% of the cost of qualified investments. These grants are not recorded in the income of the Company, but instead reduce the cost basis of the assets purchased by the proceeds thereof.

    Loan guarantees are also available from German federal and state governments for up to 80% of the loan for qualifying investments. These guarantees are provided by such federal and state governments to assist qualifying businesses with financing capital investments. The guarantees permit such businesses to obtain term loans at below market interest rates. In addition, subsidized interest rate loans are also available from public financial institutions in Germany, which provide loans at below market interest rates for qualified investments.

    The capital investments made by the Company to reduce effluent discharges have been applied to offset wastewater fees that would otherwise be payable. At December 31, 1999, the aggregate wastewater fees saved by the Company over the last five years as a result of environmental capital expenditures were approximately $23.0 million. See "Business--Environmental".

    The following table sets out the Company's capital expenditures and non-refundable grants recorded for the periods indicated:

                                                                     YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                    TOTAL          1999          1998          1997          1996          1995
                                   --------      --------      --------      --------      --------      --------
                                                                   (IN THOUSANDS)
Capital expenditures.........      $432,688(1)   $289,110(2)   $85,954(4)    $14,791(6)    $23,865       $18,968
                                   ========      ========      =======       =======       =======       =======
Non-refundable grants........      $ 64,394      $ 33,927(3)   $16,125(5)    $ 1,723       $ 5,328       $ 7,291
                                   ========      ========      =======       =======       =======       =======

------------------------

(1) Over the last five years, aggregate wastewater fees saved by the Company as a result of environmental capital expenditures were $23.0 million.

(2) $281.6 million was related to the Conversion Project.

(3) $32.7 million was related to the Conversion Project.

(4) $82.2 million was related to the Conversion Project.

(5) $16.0 million was related to the Conversion Project.

(6) $5.9 million was related to the Conversion Project.

    In 1998, the Company completed its initial capital investment program initiated in 1993 to modernize and upgrade the Paper mills. The Company expended an aggregate of approximately $67.0 million under this program. Capital investments in 1999 included a variety of smaller projects, the largest of which were the construction of a wastewater treatment facility at the Heidenau mill at a cost of approximately $1.7 million, the construction of a boiler house at the Trebsen mill at a cost of approximately $1.7 million and the installation of a new paper machine drive at the Fahrbrucke mill at a cost of approximately
$1.1 million. The Company anticipates that capital investments at its Paper mills for maintenance and environmental projects will total approximately
$4.0 million in 2000. The Company is reviewing a number of strategic initiatives designed to upgrade the product mix at the Paper mills and provide a high rate of return.

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

    Pursuant to the terms of their acquisition from Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS"), the privatization agency of the German government, the Company's pulp and paper operations were obligated to make a predetermined amount of capital investments, maintain certain employment levels for specified periods and, in the event of the sale of certain assets or businesses prior to certain periods, pay a portion of the proceeds to BVS. The obligations in respect of the Company's pulp operations expired on December 31, 1998. The obligations in respect of the Company's paper operations expired on December 31, 1996, except that in 1998 the Company agreed with BVS to make further capital investments of at least $7.2 million on or before April 30, 2000, of which $2.7 million had been expended by the end of 1999.

PULP MILL CONVERSION PROJECT

    In December 1999, the Company completed the Conversion Project to convert the Pulp mill to the production of kraft pulp and increase its annual production capacity to approximately 280,000 tonnes. The Conversion Project has also substantially reduced effluent and sulphur dioxide emissions and reduced energy costs. In connection with the Conversion Project, the Pulp mill took approximately 4 1/2 months of downtime commencing in August 1999 and operations were successfully re-started in December 1999.

    The Pulp mill is the only producer of market kraft pulp in Germany. Kraft pulp is primarily used in the production of paper, tissues and paper related products. Kraft pulp is the main type of pulp imported and sold in the European market and Germany is the most significant pulp market in Europe. As a result, a significant portion, if not the majority, of the Company's kraft pulp production will be sold on the domestic German market.

    The aggregate costs of the Conversion Project, including project financing, capitalized interest of approximately $15.2 million and related costs and an amount for contingencies, were approximately $369.6 million. The Conversion Project was financed through a combination of a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.

    In 1998, SPB entered into a project loan agreement (the "Project Loan Agreement") having a 15 year term with a merged German bank and other syndicated lenders (the "Lenders"), in the aggregate amount of DM 508.0 million
($261.4 million) (the "Loan Facility"), to finance the Conversion Project. The following summary of the material provisions of the Project Loan Agreement is not complete and such provisions, including definitions of certain terms, are qualified by reference to the Project Loan Agreement.

    The Loan Facility of DM 508.0 million ($261.4 million) included a main facility of DM 453.0 million ($233.1 million) for costs and expenses associated with the project (the "General Tranche"), a working capital facility (the "Working Capital Tranche") of DM 28.0 million ($14.4 million) which can also be utilized by SPB for project costs, and a cost overrun facility (the "Cost Overrun Tranche") of DM 27.0 million ($13.9 million). If SPB utilizes the Cost Overrun Tranche, the Company is required to advance to SPB, on a one to one basis, DM 28.3 million ($14.6 million) in the form of additional equity or subordinated loans to fund cost overruns. The Company has deposited
DM 25 million ($12.9 million) into a restricted account (the "Overrun Account") with the Lenders to secure its obligation to advance funds to SPB to fund cost overruns, if any, for the project. The German federal government and the state government of Thuringia have provided a guarantee (the "Governmental Guarantee") for 80% of the Loan Facility and the Loan Facility is also secured by liens on substantially all of the assets of SPB. In addition to the Governmental Guarantee, the state government of Thuringia has agreed to provide governmental grants of DM 144.0 million ($74.1 million) in respect of the project. These grants are non-repayable provided that SPB maintains certain employment levels for a period of five years after the completion of the project. In addition, the German federal government will provide, under existing programs, non-repayable investment subsidies and grants totalling DM 45.0 million ($23.2 million) in respect of the project. To December 31, 1999, SPB had received government grants totalling approximately $48.0 million. Such grants are applied to reduce the costs of the assets acquired with the same.

    As provided for in the Loan Facility, an aggregate of DM 270.0 million ($138.9 million) was drawn as at December 31, 1999 by SPB pursuant to special credit programs (the "Special Credits") established by certain German public banks for projects which enhance environmental performance. The amounts drawn as Special Credits are part of the overall Loan Facility and repayment structure. The rates of interest for the Special Credits are fixed for the first 10 years at an annual amount equal to the Lenders' costs of such funds of approximately 4.50%. The rate of interest will be adjusted and reset after 10 years for the balance of the term. These Special Credits permit qualifying borrowers to borrow money at favourable rates of interest.

    The rate of interest for the Loan Facility (other than for amounts drawn as Special Credits) is an amount equal to the three or six month LIBOR rates for DM plus a margin of between 60 and 75 basis points. In connection with the Loan Facility, SPB paid to the Lenders a 1% up front commitment/loan fee, and is paying a quarterly standby fee of 0.375% on the undrawn portions of the Loan Facility less the amount of Special Credits and certain annual administration fees during the term of the Loan Facility.

    The Loan Facility is available for drawdown by SPB until the earlier of the official completion of the Conversion Project (as determined under the Project Loan Agreement) or February 28, 2001. Repayment of the General Tranche and the Cost Overrun Tranche (if utilized) commences on March 31, 2001 with semi-annual payments on each of March 31 and September 30 thereafter until final maturity on September 30, 2013. The actual amounts of repayments will be based upon a percentage of SPB's overall debt service profile. The Working Capital Tranche will mature on the seventh anniversary of its initial drawdown and is to be repaid in four equal annual installments commencing on September 30 of the fourth calendar year after the first drawdown thereunder.

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

    As at December 31, 1999, DM 469.0 million ($241.3 million) had been drawn under the Loan Facility in respect of the Conversion Project.

    The Pulp mill is presently going through a "ramping-up" period. The Company anticipates that production at the Pulp mill will reach approximately 80% of capacity by mid-2000 and increase to at or near capacity in the fourth quarter of 2000.

    As with all major capital projects of such size and scope, the Conversion Project adversely affected and disrupted the operations and pulp production at the Pulp mill as a result of disruptions caused by construction, site-development work, installation and removal of equipment, employee training and planned and unplanned downtime. The Conversion Project also resulted in the Company taking a special charge in 1999 of $3.1 million relating to assets at the Pulp mill which were no longer useful.

    The ramp-up of the Pulp mill to produce kraft pulp is subject to customary risks and uncertainties inherent for large capital projects which alter the production of a major manufacturing facility and increase its production capacity. Such risks and uncertainties include, among other things, risks that the ramp-up of production will not be achieved on schedule, that the employees will not be sufficiently trained to operate all new equipment without disruptions to quality and that the quality of the manufactured kraft pulp will not improve to customer standards in the scheduled time frame and in time to win market acceptance.

STENDAL PULP MILL PROJECT

    Effective January 2000, the Company entered into a subscription agreement with Zellstoff Stendal GmbH ("ZSG") and its three founding shareholders to acquire an initial 25% interest in ZSG, which will be increased to a 50.1% interest subject to certain conditions. ZSG is a project company formed to construct an approximately DM 1,600.0 million ($823.3 million) "greenfield" 550,000-tonne softwood kraft pulp mill in the town of Stendal, in the German State of Sachsen-Anhalt. The other shareholders of ZSG are Altmark-Industrie AG, Thyssen Rheinstahl Technik GmbH, a subsidiary of ThyssenKrupp AG of Germany, and Tessag Industrie-Anlagen GmbH, a subsidiary of RWE, a leading German power company.

    Under the terms of the subscription agreement, the Company has initially subscribed for a 25% interest in ZSG for a nominal sum, with the intention to increase this to a 50.1% ownership position with an additional contribution of approximately DM 80.2 million ($41.3 million). The increase in ownership is subject to certain conditions, including the entering into of a formal shareholders' agreement and the completion of the Company's due diligence. ZSG has already received the necessary permits for the construction of the Stendal mill, as well as commitments for German federal and state grants and subsidies. The implementation of the Stendal Project is currently expected to commence at the end of 2000 and be completed by the end of 2003.

    The Stendal mill will be located approximately 350 kilometres from the Company's Pulp mill. As a result, the Company believes it will be able to realize significant operating synergies between the two operations, particularly in the area of raw material costs, production engineering and marketing.

    When completed, the Stendal mill is anticipated to be the largest pulp facility in Germany and only the second market kraft pulp mill in Germany, both of which will be owned by the Company. Further, the Company anticipates that the addition of production from the Stendal mill will allow the Company to expand its customer base, as its two pulp mills will produce slightly different grades of softwood kraft pulp. Germany is the largest importer of market pulp in Europe.

    Financing for the Stendal mill is expected to come from three sources: government financing, project financing and outside capital. Government financing includes investment grants and subsidies already committed to the Stendal Project, as well as a deficiency payment bond to be granted by German federal and state authorities to ZSG. Project financing will be sought from banks or other lenders to complete the Stendal Project and finance the start-up and ongoing operations of the Stendal mill. Outside capital will be sought by ZSG from financial investors and/or engineering or supply partners to be advanced as quasi equity and/or a subordinated loan. The Company expects the proportionate financing contributions from the shareholders of ZSG, including the Company, the government financing, the project financing and the outside capital to be approximately 10%, 19%, 66% and 5%, respectively.

    Although the project to construct and operate the Stendal mill has received favourable support from German governmental and regulatory bodies to date, there can be no assurance that current governmental assistance programs will not be amended in the future or that financial assistance will be provided to ZSG on terms satisfactory to it or its shareholders, if at all, or that all necessary environmental permits will be received on satisfactory terms upon completion, if at all, or in time to permit ZSG and other investors in ZSG, including the Company, to proceed with and complete the project as currently planned. In addition, the Stendal Project is subject to customary risks and uncertainties inherent for large capital projects which include, among other things, risks that sufficient financing will not be available when needed or, if available, on terms satisfactory to the Company, that the construction of the Stendal mill will not occur on schedule or without cost over-runs, and that the Stendal mill will not experience operating difficulties or delays during the start-up or ramp-up period.

ENVIRONMENTAL

    The Company's operations are subject to a broad range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, the Company has devoted significant financial and management resources to comply with all applicable environmental laws and regulations. The Company's total capital expenditures on environmental projects, excluding those incurred in connection with the Conversion Project, were approximately $1.6 million in 1999 and are expected to be approximately $0.6 million in 2000.

    The Company believes its operations are currently in substantial compliance with the requirements of all applicable environmental legislation and regulations and its respective operating permits.

    The Hainsberg paper mill is currently using the municipal wastewater treatment plant, but due to increased user charges, the Company is currently negotiating the fees for using the municipal wastewater treatment plant. In January 2000, the Company completed construction of a wastewater treatment plan on land owned by the Company at the Heidenau mill, at a cost of approximately $1.9 million.

    The Pulp mill, which has a relatively modern biological wastewater treatment and oxygen bleaching facility, will have to gradually satisfy more stringent state regulations with respect to both air emissions and effluent discharges. The Company has reduced its levels of AOX (Adsorbable Organic Halogen) discharge to 0.6 kilograms per tonne of pulp produced, in order to comply with prescribed effluent discharge levels. The date by which the Pulp mill must further reduce its levels of AOX discharge to 0.35 kilograms per tonne has been deferred to January 1, 2002. In addition, the requirement to reduce levels of COD (Chemical Oxygen Demand) discharge at the Pulp mill to 44 kilograms per tonne has been postponed to January 1, 2001. The Company will continue to modify its wastewater and bleaching facilities at the Pulp mill to meet or exceed these prescribed regulations, which have been further enhanced as a result of the Conversion Project.

    Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of such expenditures against the wastewater fees that would otherwise be payable. As a result, at December 31, 1999, the aggregate wastewater fees saved by the Company as a result of environmental capital expenditures made at the manufacturing plants were approximately $23.0 million. The Company expects that its capital investment programs for its manufacturing plants will offset the full amount of wastewater fees that may be payable in respect of 1999 and 2000 and will ensure that its operations continue in substantial compliance with prescribed standards.

    The Company periodically performs environmental audits of operational sites and procedures both with Company personnel and outside consultants.

HUMAN RESOURCES

    The Company currently employs approximately 884 people, of which approximately 408 are engaged in paper operations and approximately 473 in pulp operations, including the Company's new transportation subsidiary. Since the end of 1996 and 1998, respectively, there were no further contractual obligations of the Company to BVS, to maintain prescribed employment levels at its paper operations and pulp operations. In connection with the Conversion Project, the Company has agreed to maintain at least 504 jobs at its pulp operations for a period of five years. The Company also established a transportation subsidiary to deliver raw materials for the production of pulp to the Pulp mill and deliver pulp products to its customers.

    The majority of the Company's employees are represented by the Industriegewerkschaft Chemie-Papier-Keramik (the "ICPK"), a national union which represents pulp and paper workers in Germany. In 1998, the labour agreement for workers at the Company's Paper mills was renewed until the end of 1999, upon terms which provide for wage increases of 1.2% in October 1998, 1.3% in July 1999 and 1.3% in December 1999. A new agreement was reached in 1999 upon terms which provide for wage increases of 1.5% in July 2000 and January 2001. The new agreement will expire April 30, 2001.

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

    The Heidenau paper mill serves as headquarters for the Company's pulp and paper operations. It produces specialty papers and has an annual production capacity of 35,000 tonnes. The Fahrbrucke mill produces both specialty and printing papers and the Hainsberg mill produces printing papers, and each has an annual production capacity of 30,000 tonnes. The de-inking plant at the Hainsberg mill improves paper brightness and general product quality and allows for the increased usage of lower priced waste paper. The Fahrbrucke mill uses virgin fibre and the Hainsberg mill uses almost exclusively recycled fibre in producing various grades of printing papers.

    The Trebsen mill produces packaging papers and has an annual production capacity of 75,000 tonnes. The fibre supply for this mill is almost entirely from waste paper.

    The Pulp mill has an annual production capacity of 280,000 tonnes and is situated on a 220 acre site in close proximity to the Saale River and the town of Blankenstein in the State of Thuringia. The Pulp mill was constructed between 1973 and 1977 and has been upgraded in several stages. Its facilities include a complete wood fibre processing line with an oxygen bleaching plant, chemical recovery systems, power plant, a biological wastewater treatment facility and a waste disposal site. In December 1999, the Company completed the Conversion Project. See "Business--Pulp Mill Conversion Project".

    The following table sets out, by primary product class, the production capacity and actual production of the Company for the periods indicated:

                                                                                  PRODUCTION
                                                                    --------------------------------------
                                                                           YEARS ENDED DECEMBER 31,
                                            ANNUAL PRODUCTION       --------------------------------------
PRODUCT CLASS                                  CAPACITY(1)            1999           1998           1997
-------------                               -----------------       --------       --------       --------
                                                                       (TONNES)
Papers
  Packaging Papers........................        70,000             67,301         96,614(2)     111,002
  Specialty Papers........................        40,000             35,650         37,372         35,654
  Printing Papers.........................        60,000             56,983         57,274         54,224
                                                 -------            -------        -------        -------
    Total Papers..........................       170,000            159,934        191,260        200,880
                                                 -------            -------        -------        -------
Pulp......................................       280,000(3)          88,675(3)     150,381        157,844
                                                 -------            -------        -------        -------
Total.....................................       450,000            248,609        341,641        358,724
                                                 =======            =======        =======        =======

------------------------

(1) Capacity is stated upon the rated capacity of the plants as at December 31, 1999, which is based upon production for 365 days a year. Actual production is generally based upon 340 days per year for the Paper mills and 353 days per year for the Pulp mill.

(2) Includes production of approximately 24,612 tonnes from the Greiz mill prior to its sale effective July 1998.

(3) The Company converted its Pulp mill from the production of sulphite pulp to the production of kraft pulp in 1999 and took approximately 4 1/2 months of downtime.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) MARKET INFORMATION. The Company's shares of beneficial interest trade on the NASDAQ Stock Market's National Market under the symbol "MERCS" and on EASDAQ under the symbol "MERC". The following table sets forth the quarterly high and low closing prices on NASDAQ for the two years ended December 31, 1998 and 1999, and for the period ended March 27, 2000:

FISCAL QUARTER ENDED                                            HIGH       LOW
--------------------                                          --------   --------
1998
March 31....................................................   $10.63     $8.00
June 30.....................................................   $12.06     $9.31
September 30................................................   $10.19     $5.81
December 31.................................................   $ 7.75     $5.56

1999
March 31....................................................   $ 7.75     $6.03
June 30.....................................................   $ 7.25     $5.47
September 30................................................   $ 5.78     $3.72
December 31.................................................   $ 5.06     $3.72

2000
Period ended March 27.......................................   $ 9.34     $4.31

    (b) SHAREHOLDER INFORMATION. As of March 27, 2000, there were approximately 645 holders of record of the Company's shares and a total of 16,635,399 shares were outstanding.

    (c) DIVIDEND INFORMATION. In 1997, the Company resolved, subject to, among other things, the availability of earnings and its anticipated cash requirements, to pay regular dividends on its shares of beneficial interest. The first dividend in the amount of $0.03 per share was paid on May 9, 1997 to shareholders of record as of April 30, 1997. In 1998, the Company paid a cash dividend of $0.04 per share to shareholders of record as of April 30, 1998. In 1999, the Company paid a cash dividend of $0.05 per share to shareholders of record as of April 30, 1999. The actual timing, payment and amount of future dividends paid by the Company will be determined by the board of trustees of the Company from time to time based upon, among other things, the cash flow, results of operations and financial condition of the Company, the need for funds to finance ongoing operations and such other business considerations as the board of trustees of the Company considers relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial information for the Company for each of the last five years. The Company's previous interest in its financial services segment was spun-off to shareholders of beneficial interest on June 3, 1996 and was classified separately within the Company's financial statements for the year ended December 31, 1996 as "spun-off operations" and excluded from the amounts of revenues, expenses, assets and liabilities of the Company's continuing operations. The following financial information has been reclassified to conform with the current year's presentation.

    The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed financial statements and related notes contained elsewhere herein.

                                                      YEARS ENDED DECEMBER 31,
                              ------------------------------------------------------------------------
                                1999           1998           1997             1996             1995
                              --------       --------       --------         --------         --------
                                            (IN THOUSANDS, OTHER THAN PER SHARE AMOUNTS)
Revenues(1).................  $127,867       $174,896       $184,107         $186,729         $300,737
Net income (loss) from
  continuing operations.....  $(38,109)(2)   $  9,012       $(32,623)(3)     $ 15,557         $ 65,637
Net income (loss) from
  continuing operations, per
  common share,
  Basic.....................  $  (2.33)(2)   $   0.59       $  (2.18)(3)     $   1.12         $   5.24
  Diluted...................  $  (2.33)(2)   $   0.59       $  (2.18)(3)     $   1.12         $   5.13
Weighted average common
  shares outstanding,
  Basic.....................    16,390         15,352         14,995           13,829           12,526
  Diluted...................    16,390         15,384         14,995           13,957           12,787
Current assets..............  $ 69,116       $121,716       $100,384         $132,651         $140,618
Current liabilities.........  $116,156       $ 56,695       $ 57,753         $ 71,129         $ 73,977
Working capital.............  $(47,040)      $ 65,021       $ 42,631         $ 61,522         $ 66,641
Total assets................  $455,845       $333,284       $210,294         $296,980(1)      $369,953(5)
Long-term liabilities.......  $236,669       $123,570       $ 17,066         $ 31,312         $ 68,961
Shareholders' equity........  $103,020       $153,019       $135,475         $194,539(1)(4)   $227,015(5)
Cash dividends..............  $    834       $    610       $    450         $     --         $     --
Cash dividends per share....  $   0.05       $   0.04       $   0.03         $     --         $     --

------------------------

(1) Excludes spun-off operations.

(2) Net loss from continuing operations before the special charge was $16.0 million, or $0.97 per share.

(3) Net income from continuing operations before the special charge was $15.8 million, or $1.06 per share.

(4) After stock dividend.

(5) Includes net assets of spun-off operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion and analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The following management discussion and analysis of financial condition and results of operations are based upon the restated financial statements for all prior years as aforesaid.

RESULTS OF OPERATIONS

    Selected sales data for the Company for each of the last three years is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1999           1998           1997
                                                           --------       --------       --------
                                                                       (IN THOUSANDS)
SALES BY PRODUCT CLASS
Papers
  Packaging Papers.......................................  $ 17,822       $ 24,722(1)    $ 29,313
  Specialty Papers.......................................    29,658         30,401         29,244
  Printing Papers........................................    38,010         41,192         35,915
                                                           --------       --------       --------
    Total Papers.........................................    85,490         96,315         94,472
                                                           --------       --------       --------
Pulp.....................................................    40,080         69,918         75,460
                                                           --------       --------       --------
Total....................................................  $125,570       $166,233       $169,932
                                                           ========       ========       ========
SALES BY VOLUME                                                           (TONNES)
Papers
  Packaging Papers.......................................    68,615         91,157(1)     110,428
  Specialty Papers.......................................    36,518         36,001         36,991
  Printing Papers........................................    57,714         56,866         54,538
                                                           --------       --------       --------
    Total Papers.........................................   162,847        184,024        201,957
                                                           --------       --------       --------
Pulp.....................................................    94,523        145,451        160,432
                                                           --------       --------       --------
Total(2).................................................   257,370        329,475        362,389
                                                           ========       ========       ========

------------------------

(1) The Company sold its packaging paper mill in Greiz effective July 1998. Paper sales from the Greiz mill prior to its sale are included in the Company's results of operations for 1998. The Greiz mill sold approximately 25,490 tonnes of packaging paper for approximately $7.2 million in 1998.

(2) Excluding intercompany sales of 201, 1,072 and 4,257 tonnes of pulp in 1999, 1998 and 1997, respectively.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    In 1999, revenues decreased to $127.9 million from $174.9 million in 1998, primarily as a result of the Conversion Project which resulted in approximately 4 1/2 months of downtime at the Pulp mill in the latter part of 1999 and adversely affected production levels throughout the earlier part of the year. As the Company's products are principally sold in DM, the depreciation of the DM against the U.S. dollar by approximately 4.2% on average in 1999, compared to the same period in 1998, resulted in lower prices in U.S. dollar terms for the Company's products.

    Costs and expenses were $164.9 million in 1999, compared to $165.6 million in 1998. Cost of sales decreased to $117.3 million in 1999 from $138.7 million in 1998, primarily as a result of lower sales volumes. General and administrative expenses were $22.4 million in 1999, compared to $23.5 million in 1998. Interest expense in 1999 decreased to $3.0 million from $3.4 million in 1998. Interest expense of $9.9 million in 1999 and $5.3 million in 1998 in respect of the Conversion Project was capitalized.

    The Company took a special charge in the fourth quarter of 1999 of $22.2 million, or $1.35 per share, of which $19.1 million related to its paper operations. The Company intends to pursue strategic alternatives for its paper operations, and will use proceeds from any sale to decrease its indebtedness and fund future capital expenditures and investments. The Company also wrote down its pulp assets by $3.1 million relating to certain capital assets which are no longer useful as a result of the Conversion Project.

    In 1999, the Company reported a net loss of $38.1 million, or $2.33 per share, compared to net income of $9.0 million, or $0.59 per share, in 1998.

    In 1999, the Company's pulp and paper sales decreased by approximately 24.5% to $125.6 million from $166.2 million in 1998 on a 42.7% decrease in pulp sales and an 11.2% decrease in paper sales. In 1999, pulp sales were materially lower than in 1998 as a result of production downtime required to complete the Conversion Project, the adverse effect of the Conversion Project on production throughout 1999 and generally weak pulp markets. Overall, in 1999, paper markets were generally weak, with prices declining in each category.

    On average, pulp prices realized by the Company in 1999 decreased by approximately 11.8% compared to 1998. Pulp sales declined to $40.1 million in 1999 from $69.9 million in 1998, primarily as a result of a sales volume decrease of 35.0%. Continuing economic weakness in the Asian markets in the first half of 1999 and the shifting of production by Asian and other pulp producers to other markets, including Europe, prevented any real recovery in pulp prices. Kraft pulp prices began to recover in the fourth quarter of 1999 as a result of low producer inventories. List prices for kraft pulp in Europe increased to approximately $600 per tonne at the end of 1999 from approximately $500 per tonne at mid-1999. Low producer inventories resulted in list prices for kraft pulp increasing a further $30 per tonne to $630 per tonne in January 2000.

    Despite a decrease in paper prices across all grades, paper prices realized by the Company on average increased by approximately 0.3% in 1999, compared to 1998, primarily as a result of a change in product mix. Paper sales in 1999 decreased to $85.5 million from $96.3 million in 1998, on a volume decrease of 11.5%. In 1999, sales volumes for packaging papers decreased by 24.7%, primarily due to the sale of the packaging paper mill in Greiz effective July 1998, and sales volumes for specialty papers and printing papers increased by 1.4% and 1.5%, respectively, compared to 1998.

    On average, the Company's per tonne fibre costs for pulp production in 1999 decreased by approximately 1.0%, compared to 1998, and remained among the lowest in Europe. While prices for waste paper, which comprises approximately 80% of the fibre for the Paper mills, increased by approximately 56.8% in 1999 compared to 1998, they remained relatively low compared to the cost of virgin fibre.

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

    In 1998, net income was $9.0 million, or $0.59 per share, compared to $15.8 million, or $1.06 per share, before the special charge in 1997. In 1997, the Company took a special charge of $48.5 million relating to the limited service life of various assets due to the Conversion Project, severance and unrelated costs, the write-down of specific assets to their estimated realizable value and a decrease in the deferred income tax asset. In 1997, after the special charge, the Company reported a net loss of $32.6 million, or $2.18 per share.

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

    On average, paper prices realized by the Company increased by approximately 11.9% in 1998, compared to 1997, primarily as a result of increased demand for printing papers. Paper sales in 1998 increased $96.3 million from $94.5 million in 1997, on a volume decrease of 8.9% and an average price increase of 11.9%. In 1998, sales volumes for packaging papers and specialty papers decreased by 17.5% and 2.7%, respectively, and sales volumes for printing papers increased by 4.3%, compared to 1997. Paper prices remained stable at the end of 1998, primarily as a result of an increased demand for printing paper grades.

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

LIQUIDITY AND CAPITAL RESOURCES

    The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
FINANCIAL POSITION
Working capital.............................................    $(47,040)       $ 65,021
Property, plant and equipment (net).........................     351,828         161,012
Total assets................................................     455,845         333,284
Long-term government debt...................................       5,490           7,003
Long-term debt--other.......................................     227,673         114,545
Shareholders' equity........................................     103,020         153,019

    At December 31, 1999, the Company's cash and cash equivalents totalled $1.7 million, a net decrease of $51.5 million from $53.3 million at the end of 1998. At December 31, 1999, the Company had short-term trading securities totalling $5.4 million, compared to $12.9 million at December 31, 1998.

OPERATING ACTIVITIES

    Operating activities in 1999 used cash of $8.6 million, compared to providing cash of $10.0 million in 1998. Net changes in trading securities provided cash of $8.5 million in 1999, compared to $23.3 million in 1998. An increase in receivables and inventories used cash of $12.5 million and $1.0 million, respectively, in the current period, compared to $15.9 million and $2.4 million, respectively, in 1998. An increase in accounts payable and accrued liabilities provided cash of $7.7 million in 1999, compared to a decrease in accounts payable and accrued liabilities using cash of $9.6 million in 1998. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements for its paper operations. Working capital for the Company's pulp operations will be funded from cash flow from operations and borrowings under the Project Loan Agreement.

INVESTING ACTIVITIES

    Investing activities in 1999 used cash of $245.4 million, consisting primarily of capital expenditures relating to the Conversion Project and other upgrades to the Company's Paper mills, compared to $60.0 million in 1998. A decrease in notes receivable provided cash of $4.2 million in 1999, compared to an increase in notes receivable using cash of $3.0 million in 1998.

    The Company expects aggregate capital expenditures in 2000 to be approximately $9.2 million, which will be funded from cash, cash flow from operations and borrowings. In 1999, aggregate capital expenditures, excluding costs in respect of the Conversion Project, were $7.5 million, compared to approximately $3.8 million in the same period of 1998.

    The Company completed the Conversion Project in the fourth quarter of 1999. The Company's aggregate capital expenditures in respect of the Conversion Project to December 31, 1999 were approximately $369.6 million. The Conversion Project was financed by a combination of borrowings under the Project Loan Agreement, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company. The Pulp mill is currently ramping-up production. See "Business--Pulp Mill Conversion Project".

FINANCING ACTIVITIES

    In 1999, financing activities provided cash of $207.2 million, primarily as a result of borrowings of $162.9 million under the Project Loan Agreement and an increase in amounts payable of $47.7 million in connection with the Conversion Project. In 1998, cash provided by financing activities was $95.5 million. Pursuant to the terms of the Project Loan Agreement, the Company has deposited $12.9 million into the Overrun Account to fund potential cost overruns in respect of the Conversion Project. The depreciation of the DM against the U.S. dollar at December 31, 1999 resulted in an unrealized foreign exchange translation loss of $4.7 million on cash and cash equivalents, which is included as shareholders' equity in the Company's balance sheet and does not affect the Company's net earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Foreign Currency".

    The Company's pulp and paper operations had net operating tax losses of approximately $266.0 million at December 31, 1999, which under former German tax laws could be carried forward indefinitely. However, the German government has amended its tax laws to restrict the use of tax losses to offset future taxable income in taxation years completed after 1996. As a result of these amendments, SPB revised its prior income tax filings to maximize the benefits under the loss carryforward provisions in effect in those years and decreased the deferred income tax asset by $5.0 million in 1997.

    In 1999, the repurchase of shares used cash of $0.2 million, compared to the Company receiving proceeds of $2.9 million from the issuance of shares, net of share repurchases, in 1998. The payment of dividends used cash of $0.8 million in 1999, compared to $0.6 million in 1998.

    Other than the agreement relating to the Stendal Project, the Company has no material commitments to acquire assets or operating businesses. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding the asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The required necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

    Since substantially all of the Company's revenues are received in DM, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for DM prevailing during that period. In the year ended December 31, 1999, the Company reported a net $21.3 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased to $49.9 million at December 31, 1999 from $28.7 million at December 31, 1998.

    As both the Company's principal sources of revenues and expenses are in DM, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

    The average and period ending exchange rates for the DM to the U.S. dollar for the periods indicated are as follows:

                                                        YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------------
                                    2000                          1999                          1998
                         ---------------------------   ---------------------------   ---------------------------
                                      PERIOD AVERAGE
                         MARCH 27,     TO MARCH 27,    PERIOD END   PERIOD AVERAGE   PERIOD END   PERIOD AVERAGE
                         ----------   --------------   ----------   --------------   ----------   --------------
RATES OF EXCHANGE
Deutschmark............    2.0273         1.9822         1.9433         1.8359         1.6665         1.7589

    Based upon the period average exchange rate in 1999, the U.S. dollar increased by approximately 10.2% in value against the DM since December 31, 1998.

CYCLICAL NATURE OF BUSINESS; COMPETITIVE POSITION

    The pulp and paper business is cyclical in nature and markets for the Company's principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity and in the economy, both of which can have a significant influence on selling prices and the earnings of the Company. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. During the past three years, pulp prices have both risen and fallen at rates faster than previously experienced by the industry. The competitive position of the Company is influenced by the availability and quality of raw materials (fibre) and its experience in relation to other producers with respect to inflation, energy, transportation, labour costs and productivity.

YEAR 2000

    The Company has not experienced any difficulties associated with the changeover to the year 2000. While management of the Company believes that it took adequate steps to address the year 2000 issue, and the Company is not aware of any difficulties experienced by its clients associated with the changeover to the year 2000, there can be no assurance that difficulties associated with the year 2000 may not arise in the future.

STENDAL PULP MILL PROJECT UNCERTAINTIES

    The Company's participation in the Stendal Project is subject to certain conditions, including completion of its due diligence and entering into a shareholders' agreement. In addition, the Stendal Project itself is subject to various risks and uncertainties customary to large "greenfield" projects of this nature which may result in the Stendal Project not proceeding as currently planned, or at all, such as availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees. The Stendal Project will also be subject to extensive and complex regulations and environmental compliance which may result in delays, in ZSG and/or its shareholders, including the Company, incurring substantial costs in relation thereto or in the Stendal Project being amended or not proceeding at all.

    The implementation of the Stendal Project is currently expected to commence at the end of 2000 and be completed by the end of 2003. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all. See "Business--Stendal Pulp Mill Project".

EUROPEAN ECONOMIC AND MONETARY UNION

    Effective January 1, 1999, the currencies of the majority of the member countries of the European Economic and Monetary Union ("EMU") ceased to exist and were replaced by a new currency, the "euro". The Company began coordinating preparations for the euro in 1998. These preparations included modifications of the Company's computer systems and programs for the EMU and coordination with customers, suppliers and financial institutions to ensure a smooth transition to the new currency. The Company was able to transact business in the euro beginning on January 1, 1999. Costs associated with the modifications necessary to prepare for the EMU were expensed by the Company during the period in which they were incurred.

INFLATION

    The Company does not believe that inflation has had a material impact on revenues or income during 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Company manages these risks through internal risk management policies which are administered by management committees. The Company does not enter into derivative contracts for its own account to hedge against these risks.

INTEREST RATE RISK

    Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. The Company's financial instruments which may be sensitive to interest rate fluctuations are investments, notes receivable and debt obligations. The following table provides information about the Company's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 1999 and expected cash flows from these instruments:

                                                                       EXPECTED FUTURE CASH FLOW
                             CARRYING     FAIR     -----------------------------------------------------------------
                              VALUE      VALUE       2000       2001       2002       2003       2004     THEREAFTER
                             --------   --------   --------   --------   --------   --------   --------   ----------
                                                                   (THOUSANDS)
Investments(1).............  $  4,899   $  4,899    $4,296     $    0    $     0    $     0    $     0     $   603
Notes receivable...........     4,869      4,869         0          0          0      4,869          0           0
Debt obligations(2)........   149,080    148,958       171      6,433     12,020     16,155     16,996      97,305

--------------------------

(1) Investments consist of debt securities.

(2) Debt obligations consist of the Company's notes and loan payable.

FOREIGN CURRENCY EXCHANGE RATE RISK

    The reporting currency of the Company is the U.S. dollar. The Company holds financial instruments primarily denominated in DM, and to a lesser extent, in Canadian dollars. A depreciation of such currencies against the U.S. dollar will decrease the fair value and an appreciation of such currencies against the U.S. dollar will increase the fair value of such financial instruments. The Company's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments, restricted cash and debt obligations. The following table provides information about the Company's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 1999 and expected cash flows from these instruments:

                                                                      EXPECTED FUTURE CASH FLOW
                            CARRYING     FAIR     -----------------------------------------------------------------
                             VALUE      VALUE       2000       2001       2002       2003       2004     THEREAFTER
                            --------   --------   --------   --------   --------   --------   --------   ----------
                                                                  (THOUSANDS)
Investments(1)............  $  4,510   $  4,510   $ 2,757    $     0     $    0    $     0    $     0     $  1,753
Cash restricted...........    12,865     12,865         0     12,865          0          0          0            0
Debt obligations(2).......   248,149    248,027    19,121     13,007      8,037     17,006     18,896      172,082

--------------------------

(1) Investments consist of debt and equity securities. Debt securities are denominated in DM. Equity securities are denominated primarily in DM, and to a lesser extent, in Canadian dollars.

(2) Debt obligations consist of the Company's notes and loan payable, denominated in DM.

EQUITY PRICE RISK

    Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. The Company's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following table provides information about the Company's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations and expected cash flows from these instruments:

                                                                      EXPECTED FUTURE CASH FLOW
                            CARRYING     FAIR     -----------------------------------------------------------------
                             VALUE      VALUE       2000       2001       2002       2003       2004     THEREAFTER
                            --------   --------   --------   --------   --------   --------   --------   ----------
                                                                  (THOUSANDS)
Investments(1)............  $  8,027   $  8,027   $ 1,102    $     0     $    0    $     0    $     0     $  6,925

--------------------------

(1) Investments consist of equity securities and debt securities convertible into equity securities.

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

    J.S.H. LEE, age 42, has been a Trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC
Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively.

    C.S. MOON, age 52, has been a Trustee since June 1994. Mr. Moon is an independent consultant. He was formerly the Executive Director of Shin Ho Group of Korea, an international paper manufacturer headquartered in Korea until 1998. Mr. Moon joined Shin Ho Group in 1990 and previously served in managerial positions with Moo Kim Paper Manufacturing Co., Ltd. and Sam Yung Pulp
Co., Ltd.

    M. ARNULPHY, age 65, has been a Trustee since June 1995. Mr. Arnulphy has been the Managing Director of Electro Orient Ltd., a merchandise trading company located in Hong Kong, since 1998. From 1975 to 1998, Mr. Arnulphy was the Managing Director of J. Mortenson & Co., Ltd. in Hong Kong, a water treatment equipment manufacturing company.

    M. REIDEL, age 36, has been a Trustee since December 1996. Mr. Reidel has been the Chief Financial Officer of Ision Internet AG since August 1999.
Mr. Reidel was a Managing Director of SPB from 1994 to 1999 and the Chairman of the Management Board of DPAG from 1995 to 1998. Previously, he was a member of the Supervisory Board of DPAG from 1992 to 1994, a member of BVS responsible for portfolios of service industry and wood and paper industry companies from 1992 to 1994, and an accountant with Arthur Andersen & Co. from 1987 to 1992.

    R.I. RIGG, age 56, has been a Trustee since July 1999 and Chief Financial Officer since October 1999. Mr. Rigg has been Chief Financial Officer and a director of Advanced Projects Ltd. since 1996 and of Terrawest Industries, Inc. since 1989. He is also a director of Carlin Resources Corp. and a nominee director and officer of Bank Gospodarki of Poland. Mr. Rigg is a chartered accountant in Canada.

    DR. R. AURELL, age 64, has been a Managing Director of Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, a subsidiary of Spezialpapierfabrik Blankenstein GmbH, since November 1994. From November 1991 to 1994, Dr. Aurell served as an independent consultant advising clients, including the Company, on the pulp and paper industry. Previously, he held managerial positions with North British Newsprint Ltd., Jaakko Poyry OY, MoDo-Chemetics AG and Stora Forest Industries.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     INDEX

                                                                        PAGE
                                                                      --------
(a)(1)  FINANCIAL STATEMENTS

        Independent Auditors' Report................................        29
        Consolidated Balance Sheets.................................        30
        Consolidated Statements of Operations.......................        31
        Consolidated Statements of Comprehensive Income.............        32
        Consolidated Statements of Changes in Shareholders'
          Equity....................................................        33
        Consolidated Statements of Cash Flows.......................        34
        Notes to the Consolidated Financial Statements..............        35

   (2)  FINANCIAL STATEMENT SCHEDULES

        Independent Auditors' Report................................        51

        SCHEDULE I--Condensed Financial Information of Registrant...        52

    All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (3)                                                          LIST OF EXHIBITS
         3.1    (a) *  Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990
                         together with an Amendment to Declaration of Trust dated
                         December 12, 1991.
                (b) *  Amendments to Declaration of Trust dated July 8, 1993;
                         August 17, 1993; and September 9, 1993.
         3.2*          Trustees' Regulations dated September 24, 1973.
         4.1           Shareholder Rights Plan. Incorporated by reference from
                         Form 8-A dated August 17, 1993.
        10.1           Acquisition Agreement among Treuhandanstalt, Dresden Papier
                         AG, Dresden Papier Holding GmbH, Mercer
                         International Inc., and Shin Ho Paper Mfg. Co., Ltd.
                         Incorporated by reference from Form 8-K dated
                         September 20, 1993.
        10.2           Acquisition Agreement among Treuhandanstalt, Zellstoff-und
                         Papierfabrik Rosenthal GmbH, Raboisen
                         Einhundertsechsundfunfzigste
                         Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR
                         Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer
                         International Inc. and 448380 B.C. Ltd. dated July 3,
                         1994. Incorporated by reference from Form 8-K dated
                         July 3, 1994.
        10.3           Amended and Restated 1992 Stock Option Plan. Incorporated by
                         reference from Form S-8 dated March 2, 2000.
        10.4*          1994 Employee Incentive Bonus Plan.
        10.5*          Form of Separation Agreement between Mercer
                         International Inc. and Arbatax International Inc.
        10.6           English Translation of a Loan Agreement in the amount of DM
                         508,000,000 between Zellstoff-und Papierfabrik Rosenthal
                         GmbH & Co. KG, Blankenstein on the one hand and Bayerische
                         Hypotheken-und Wechsel-Bank Aktiengesellschaft, Munich and
                         Bayerische Vereinsbank Aktiengesellschaft, Munich on the
                         other hand dated July 6, 1998. Incorporated by reference
                         from Form 8-K dated July 16, 1998.
        21             List of Subsidiaries of Registrant.
        23             Independent Auditors Consent.
        27             Article 5--Financial Data Schedule for the Year Ended
                         December 31, 1999.

     -----------------------------

      *  Filed in Form 10-K for prior years.

   (b) The Registrant filed the following reports on Form 8-K with respect to the indicated items during the fourth quarter of the fiscal year:

        Form 8-K dated December 29, 1999:
        Item 5. Other Events

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders

Mercer International Inc.

    We have audited the accompanying consolidated balance sheets of Mercer International Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercer International Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                  /s/ PETERSON SULLIVAN P.L.L.C.

March 15, 2000

Seattle, Washington

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current Assets
  Cash and cash equivalents.................................  $  1,722   $ 53,250
  Investments...............................................     5,392     12,891
  Receivables...............................................    41,448     33,828
  Inventories...............................................    17,697     19,540
  Prepaid and other.........................................     2,857      2,207
                                                              --------   --------
    Total current assets....................................    69,116    121,716

Long-Term Assets
  Cash restricted...........................................    12,865     15,000
  Properties................................................   351,828    161,012
  Investments...............................................     6,925     13,626
  Notes receivable..........................................     4,869     10,150
  Deferred income tax.......................................    10,242     11,780
                                                              --------   --------
                                                               386,729    211,568
                                                              --------   --------
                                                              $455,845   $333,284
                                                              ========   ========
                                   LIABILITIES
Current Liabilities
  Accounts payable and accrued expenses.....................  $ 40,287   $ 45,024
  Pulp mill renovation costs payable........................    56,195      8,494
  Note payable..............................................       553      1,839
  Debt......................................................    19,121      1,338
                                                              --------   --------
    Total current liabilities...............................   116,156     56,695

Long-Term Liabilities
  Debt......................................................   233,163    121,548
  Other.....................................................     3,506      2,022
                                                              --------   --------
                                                               236,669    123,570
                                                              --------   --------
    Total liabilities.......................................   352,825    180,265
                                                              --------   --------

                              SHAREHOLDERS' EQUITY
Shareholders' Equity
  Preferred shares, no par value: 50,000,000 authorized, and issuable in series:
    Series A, 500,000 authorized, none issued and
      outstanding...........................................        --         --
    Series B, 3,500,000 authorized, none issued and
      outstanding...........................................        --         --

  Shares of beneficial interest, $1 par value:
    unlimited authorized, 16,635,399 and 15,440,122 issued
      and outstanding at December 31, 1999 and 1998.........    99,038     91,913
  Retained earnings.........................................    59,224     98,167
  Accumulated other comprehensive loss......................   (55,242)   (37,061)
                                                              --------   --------
                                                               103,020    153,019
                                                              --------   --------
                                                              $455,845   $333,284
                                                              ========   ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues
  Sales.....................................................  $125,570   $166,233   $169,932
  Other.....................................................     2,297      8,663     14,175
                                                              --------   --------   --------
                                                               127,867    174,896    184,107

Expenses
  Cost of sales.............................................   117,314    138,702    141,559
  Special charges...........................................    22,155         --     48,452
  General, administrative and other.........................    22,420     23,490     23,600
  Interest expense..........................................     2,995      3,384      3,046
                                                              --------   --------   --------
                                                               164,884    165,576    216,657
                                                              --------   --------   --------
Income (loss) before income taxes...........................   (37,017)     9,320    (32,550)
Income tax provision........................................    (1,092)      (308)       (73)
                                                              --------   --------   --------
  Net income (loss).........................................  $(38,109)  $  9,012   $(32,623)
                                                              ========   ========   ========
Basic and diluted earnings (loss) per share.................  $  (2.33)  $   0.59   $  (2.18)
                                                              ========   ========   ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net income (loss)...........................................  $(38,109)  $ 9,012    $(32,623)
Other comprehensive income, net of tax
  Foreign currency translation adjustment...................   (21,266)   12,713     (29,362)
  Unrealized gains (losses) on securities
    Unrealized holding gains (losses) arising during the
      period................................................     1,745    (7,679)        733
    Reclassification adjustment for losses included in
      net income (loss).....................................     1,340       798          --
                                                              --------   -------    --------
                                                                 3,085    (6,881)        733
                                                              --------   -------    --------
Other comprehensive income (loss)...........................   (18,181)    5,832     (28,629)
                                                              --------   -------    --------
Comprehensive income (loss).................................  $(56,290)  $14,844    $(61,252)
                                                              ========   =======    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                                                ACCUMULATED OTHER
                                       SHARES OF BENEFICIAL INTEREST                          COMPREHENSIVE INCOME
                                    -----------------------------------              ---------------------------------------
                                                               AMOUNT                  FOREIGN
                                                              PAID IN                 CURRENCY       UNREALIZED
                                      NUMBER                 EXCESS OF    RETAINED   TRANSLATION   GAINS (LOSSES)
                                    OF SHARES    PAR VALUE   PAR VALUE    EARNINGS   ADJUSTMENTS   ON SECURITIES     TOTAL
                                    ----------   ---------   ----------   --------   -----------   --------------   --------
Balance at December 31, 1996......  14,750,638    $14,751     $71,214     $122,838    $(12,014)       $(2,250)      $(14,264)
Shares issued for conversion of
  debentures......................       6,731          7          62          --           --             --             --
Shares issued for exercise of
  options.........................     169,500        169       1,332          --           --             --             --
Shares issued for the settlement
  of debt.........................     100,000        100         901          --           --             --             --
Shares issued for the payment of
  debenture interest..............       4,853          5          45          --           --             --             --
Shares issued for cash............      11,000         11          89          --           --             --             --
Repurchase of shares..............      (9,000)        (9)        (74)         --           --             --             --
Payment of dividends..............          --         --          --        (450)          --             --             --
Change in other comprehensive
  income (loss)...................          --         --          --          --      (29,362)           733        (28,629)
Net loss..........................          --         --          --     (32,623)          --             --             --
                                    ----------    -------     -------     --------    --------        -------       --------
Balance at December 31, 1997......  15,033,722     15,034      73,569      89,765      (41,376)        (1,517)       (42,893)
                                    ----------    -------     -------     --------    --------        -------       --------
Shares issued for exercise of
  options.........................     365,000        365       2,701          --           --             --             --
Shares issued for exercise of
  warrants........................      67,000         67         335          --           --             --             --
Repurchase of shares..............     (25,600)       (26)       (132)         --           --             --             --
Payment of dividends..............          --         --          --        (610)          --             --             --
Change in other comprehensive
  income (loss)...................          --         --          --          --       12,713         (6,881)         5,832
Net income........................          --         --          --       9,012           --             --             --
                                    ----------    -------     -------     --------    --------        -------       --------
Balance at December 31, 1998......  15,440,122     15,440      76,473      98,167      (28,663)        (8,398)       (37,061)
                                    ----------    -------     -------     --------    --------        -------       --------
Shares issued for exercise of
  warrants........................   1,245,277      1,245       6,097          --           --             --             --
Repurchase of shares..............     (50,000)       (50)       (167)         --           --             --             --
Payment of dividends..............          --         --          --        (834)          --             --             --
Change in other comprehensive
  income (loss)...................          --         --          --          --      (21,266)         3,085        (18,181)
Net loss..........................          --         --          --     (38,109)          --             --             --
                                    ----------    -------     -------     --------    --------        -------       --------
Balance at December 31, 1999......  16,635,399    $16,635     $82,403     $59,224     $(49,929)       $(5,313)      $(55,242)
                                    ==========    =======     =======     ========    ========        =======       ========


                                    SHAREHOLDERS'
                                       EQUITY
                                    -------------
Balance at December 31, 1996......    $194,539
Shares issued for conversion of
  debentures......................          69
Shares issued for exercise of
  options.........................       1,501
Shares issued for the settlement
  of debt.........................       1,001
Shares issued for the payment of
  debenture interest..............          50
Shares issued for cash............         100
Repurchase of shares..............         (83)
Payment of dividends..............        (450)
Change in other comprehensive
  income (loss)...................     (28,629)
Net loss..........................     (32,623)
                                      --------
Balance at December 31, 1997......     135,475
                                      --------
Shares issued for exercise of
  options.........................       3,066
Shares issued for exercise of
  warrants........................         402
Repurchase of shares..............        (158)
Payment of dividends..............        (610)
Change in other comprehensive
  income (loss)...................       5,832
Net income........................       9,012
                                      --------
Balance at December 31, 1998......     153,019
                                      --------
Shares issued for exercise of
  warrants........................       7,342
Repurchase of shares..............        (217)
Payment of dividends..............        (834)
Change in other comprehensive
  income (loss)...................     (18,181)
Net loss..........................     (38,109)
                                      --------
Balance at December 31, 1999......    $103,020
                                      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash Flows from Operating Activities
  Net income (loss).........................................  $ (38,109)  $   9,012   $ (32,623)
  Adjustments to reconcile net income (loss) to cash flows
    from operating activities
    Special charges.........................................     22,155          --      48,452
    Depreciation............................................      7,018      11,218      13,252
    Gain on sale of property................................         --      (5,345)       (991)
    Deferred income taxes...................................         --         308          --
    Other...................................................         --        (184)       (512)
  Changes in current assets and liabilities
    Investment in trading securities........................      8,478      23,266       9,060
    Inventories.............................................       (996)     (2,354)      1,953
    Receivables.............................................    (12,489)    (15,851)     (7,150)
    Accounts payable and accrued expenses...................      7,718      (9,609)    (15,561)
    Prepaid and other.......................................     (2,411)       (453)        100
                                                              ---------   ---------   ---------
      Net cash provided by (used in) operating activities...     (8,636)     10,008      15,980

Cash Flows from Investing Activities
  Proceeds from the sales of available-for-sale
    securities..............................................      6,867       2,216          --
  Purchases of available-for-sale securities................     (1,264)         --          --
  Sale of properties........................................         --      10,615       3,024
  Acquisition of properties, net of investment grants.......   (255,186)    (69,829)    (13,035)
  Change in notes receivable................................      4,178      (2,967)     (7,000)
                                                              ---------   ---------   ---------
      Net cash used in investing activities.................   (245,405)    (59,965)    (17,011)

Cash Flows from Financing Activities
  Cash restricted...........................................         --     (15,000)         --
  Increase in pulp mill renovation costs payable............     47,701       8,494          --
  Increase in debts.........................................    162,863     107,719       2,010
  Decrease in debts.........................................     (2,299)     (7,823)     (6,676)
  Shares of beneficial interest issued for cash.............         --       3,066       1,601
  Repurchase shares of beneficial interest..................       (217)       (158)        (83)
  Dividends.................................................       (834)       (610)       (450)
  Other.....................................................          3        (157)        (70)
                                                              ---------   ---------   ---------
      Net cash provided by (used in) financing activities...    207,217      95,531      (3,668)

Effect of exchange rate changes on cash and cash
  equivalents...............................................     (4,704)      3,262        (854)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (51,528)     48,836      (5,553)

Cash and Cash Equivalents, beginning of year................     53,250       4,414       9,967
                                                              ---------   ---------   ---------
Cash and Cash Equivalents, end of year......................  $   1,722   $  53,250   $   4,414
                                                              =========   =========   =========

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

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are recorded at cost which approximates market. The Company maintains cash balances in foreign financial institutions in excess of insured limits.

INVESTMENTS

    The Company's available-for-sale and trading securities are stated at their fair values. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized and, for trading securities, any unrealized gains or losses are included in the results of operations. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses.

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

FOREIGN CURRENCY TRANSLATION

    The Company translates foreign assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of

                           MERCER INTERNATIONAL INC.

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
comprehensive income. Realized gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

ENVIRONMENTAL CONSERVATION

    Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity.

STOCK-BASED COMPENSATION

    Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. There was no stock-based compensation for either 1999, 1998 or 1997.

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

NEW ACCOUNTING STANDARD

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") will be effective for periods beginning after June 15, 2000. FAS 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value provided certain conditions are met. The Company does not currently have derivative instruments or engage in hedging activities so there would be no affect on its consolidated financial statements.

                           MERCER INTERNATIONAL INC.

NOTE 2.  INVESTMENTS

    Trading securities are classified as current investments and are summarized as follows:

                                                             DECEMBER 31
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Bonds................................................   $ 4,296      $ 6,159
Equity securities....................................     1,096        6,732
                                                        -------      -------
                                                        $ 5,392      $12,891
                                                        =======      =======

    Included within trading securities is an investment in a bond that represents 37% of the total value of trading securities at December 31, 1999. Included within trading securities are investments in a fund that represented 33% of the total value of trading securities at December 31, 1998. The change in net unrealized holding gains (losses) on trading securities which has been included in earnings was $2,411, $(4,407) and $1,067 during 1999, 1998 and 1997, respectively.

    Available-for-sale securities consist of bonds and equity securities and have been classified as long-term investments. At December 31, 1999, equity securities of three companies represented 94% of the total available-for-sale securities and 53% was represented by one equity investment at December 31, 1998. The proceeds from sales of these securities amounted to $6,867, $2,216 and none which resulted in realized losses of $(1,340), $(798) and none during 1999, 1998 and 1997, respectively. The fair value of available-for-sale securities included on the balance sheets at December 31, 1999, 1998 and 1997, was $6,925, $11,170 and $1,488, respectively. The cost of these securities was $12,238, $19,568 and $3,005 which resulted in unrealized losses being recorded in comprehensive income of $(5,313), $(8,398) and $(1,517) at December 31, 1999, 1998 and 1997, respectively. Also, included in long-term investments were equity securities stated at cost of $2,456 at December 31, 1998, which did not have a readily determinable fair value.

NOTE 3.  RECEIVABLES

                                                                DECEMBER 31
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Sale of paper and pulp products...........................  $ 3,571    $12,411
Securities trading........................................   23,505     14,400
Value added tax...........................................    7,485      2,334
Other.....................................................    6,887      4,683
                                                            -------    -------
                                                            $41,448    $33,828
                                                            =======    =======

    At December 31, 1999 and 1998, the Company pledged $23,505 and $14,400, respectively, in securities trading receivables as collateral.

                           MERCER INTERNATIONAL INC.

NOTE 4.  INVENTORIES

                                                                DECEMBER 31
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Pulp and paper
  Raw materials...........................................  $12,770    $11,299
  Work in process and finished goods......................    4,927      8,241
                                                            -------    -------
                                                            $17,697    $19,540
                                                            =======    =======

NOTE 5.  PROPERTIES

                                                              DECEMBER 31
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Land....................................................  $ 14,918   $ 18,928
Buildings...............................................    19,362     14,131
Production and other equipment..........................   379,398    105,262
                                                          --------   --------
                                                           413,678    138,321
Less: Accumulated depreciation..........................    61,850     51,854
                                                          --------   --------
                                                           351,828     86,467
Renovation in progress-pulp mill........................        --     74,545
                                                          --------   --------
                                                          $351,828   $161,012
                                                          ========   ========

    In 1997, the Company began a renovation of its pulp mill which was completed in December 1999. The renovation converted the mill to the production of kraft pulp rather than sulphite pulp which had accounted for a significant amount of pulp production in the past. Total expenditures of $369,639 have been incurred in renovation costs, including capitalized interest of $9,904 and $5,332 during 1999 and 1998, respectively. The renovation costs are net of German government grants received of $30,875 in 1999 and $16,800 in 1998.

    The amount classified as special charges in the 1997 consolidated statement of operations included an estimated impairment loss of $26,385 relating to certain equipment at the pulp mill based on engineering estimates and disposal values. Also, an impairment loss of $14,901 was recorded in 1997 as a part of special charges relating to some of the Company's paper mills. During 1999, management determined that other of the Company's paper mills were impaired. These mills were written down to their estimated fair values based on existing market conditions. This impairment loss, amounting to $19,064, is reflected as special charges in the Company's consolidated statement of operations for the year ended December 31, 1999. Also, included in special charges in 1999, is a loss of $3,091 on equipment abandoned during 1999 in the renovation of the pulp mill.

NOTE 6.  NOTE PAYABLE AND DEBT

    The Company has a note payable to a bank amounting to $553 and $1,839 at December 31, 1999 and 1998, respectively. The note is payable monthly with 6.5% interest, callable with four weeks notice and secured by inventory.

                           MERCER INTERNATIONAL INC.

NOTE 6.  NOTE PAYABLE AND DEBT (CONTINUED)
    Long-term debt consists of the following:

                                                              DECEMBER 31
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Note payable to banks, interest at rates varying from
  3.86% to 4.5% at December 31, 1999, ultimate principal
  balance up to $261,000 of which principal plus
  interest on $247,000 due in semi-annual installments
  based on percentage of final loan amount beginning at
  2.65% to 5.3% at March 31, 2001, until September 30,
  2013 (final payment date), and principal plus interest
  on $14,000 due in four annual installments beginning
  September 30 of the fourth calendar year after the
  first borrowing under this part of the loan and each
  September 30 thereafter, collateralized by
  receivables, inventory and the renovated pulp mill
  assets with 48% and 32% principal plus interest
  guaranteed by the Federal Republic of Germany and the
  State of Thuringia, respectively; cash restricted of
  $12,865 and $15,000 at December 31, 1999 and 1998.....  $241,342   $102,010

Debenture payable, 8% interest payable semi-annually,
  due 2003, unsecured, with attached warrants which
  allows a debenture holder to acquire common shares of
  the Company at the higher of $6 per share or the
  average price of the stock for the ten days prior to
  conversion............................................     4,135     11,598

Loan from governmental agency, 7% interest payable
  annually, due 2004, collateralized by fixed assets....     4,461      5,803

Loan from governmental agency, non-interest bearing, due
  in annual installments of $556, unsecured.............     1,544      1,800

Bank loan, interest at LIBOR plus 2% (resulting in a
  rate of 7.8% at December 31, 1999) interest payable
  monthly, principal payments of $116 are due quarterly,
  collateralized by land and buildings..................       802      1,675
                                                          --------   --------
                                                           252,284    122,886
Less: Current portion...................................   (19,121)    (1,338)
                                                          --------   --------
                                                          $233,163   $121,548
                                                          ========   ========

                           MERCER INTERNATIONAL INC.

NOTE 6.  NOTE PAYABLE AND DEBT (CONTINUED)
    As part of the financing to renovate the pulp mill, the Company was awarded three government grants. The cost of renovation was reduced as grant monies were received. Two grants are to be received from the State of Thuringia, Germany, in the total amount of $86,281, of which $30,875 and $16,800 was received during 1999 and 1998, respectively. The remaining grant amounts are to be received as appropriated through 2003. The Federal Republic of Germany awarded a grant of $22,200 which is expected to be appropriated in years through 2001. Paid invoices for the renovation are to be submitted to receive the grant monies and required employment levels are to be maintained for a five-year period beginning December 31, 2000.

    As of December 31, 1999, the principal maturities of long-term debt are as follows:

MATURES                                                        AMOUNT
-------                                                       --------
2000........................................................  $ 19,121
2001........................................................    13,007
2002........................................................    12,172
2003........................................................    17,006
2004........................................................    18,896
Thereafter..................................................   172,082
                                                              --------
                                                              $252,284
                                                              ========

    Interest paid amounted to $12,100 in 1999, $8,108 in 1998 and $3,161 in 1997.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                DECEMBER 31
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Trade payables............................................  $13,404    $15,183
Accounts payable and accrued expenses.....................   11,334     14,154
Payable for securities....................................   15,549     15,687
                                                            -------    -------
                                                            $40,287    $45,024
                                                            =======    =======

                           MERCER INTERNATIONAL INC.

NOTE 8.  INCOME TAXES

    The provision for income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
U.S......................................   $    --       $  --       $   (73)
Non U.S..................................    (1,092)       (308)       (4,992)
                                            -------       -----       -------
Provision for income taxes...............   $(1,092)      $(308)      $(5,065)
                                            =======       =====       =======

    The 1997 provision includes $4,992 which was allocated to special charges.

    Differences between the U.S. Federal Statutory and the Company's effective rates are as follows:

                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
U.S. Federal statutory rates on income
  from operations........................   $(12,585)    $(3,169)     $11,091
Tax differential on foreign income
  (loss).................................     (8,182)      2,458       (5,077)
Valuation allowance......................     20,748       2,967       (8,165)
Other....................................     (1,073)     (2,564)      (2,914)
                                            --------     -------      -------
                                            $ (1,092)    $  (308)     $(5,065)
                                            ========     =======      =======

    Deferred tax assets are composed of the following:

                                                             DECEMBER 31
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
German tax loss carryforwards........................  $ 147,961    $ 116,203
Difference in German tax basis of depreciable
  assets.............................................      2,397       14,205
U.S. tax loss carryforward...........................      3,135        2,975
Foreign tax credits..................................      1,600        2,500
                                                       ---------    ---------
                                                         155,093      135,883
Valuation allowance..................................   (144,851)    (124,103)
                                                       ---------    ---------
Net deferred tax asset...............................  $  10,242    $  11,780
                                                       =========    =========

    Because of potential restrictions on the use of German preacquisition tax loss carryforwards by successor entities, the Company provided a valuation reserve for much of these losses. Management believes that the difference in German tax basis of depreciable assets, U.S. tax loss carryforwards and U.S. foreign tax credits are likely not to be utilized under current circumstances and has fully reserved any resulting potential tax benefit. Management believes that, while realization of the net deferred tax asset is not assured, it is more likely than not that it will be realized.

    The Company's U.S. net operating losses amount to approximately $9,200 at December 31, 1999. Losses of $3,700, $2,800 and $2,700 will expire in 2018, 2012 and 2011, respectively, if not used. The

                           MERCER INTERNATIONAL INC.

NOTE 8.  INCOME TAXES (CONTINUED)
remaining German tax losses of approximately $266,000 at December 31, 1999, may be carried forward indefinitely.

    Income (loss) from foreign source operations amounted to $(34,903), $11,381 and $(23,503) for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are intended to be indefinitely reinvested in operations. Since available-for-sale securities are primarily securities held by foreign subsidiaries and the proceeds are expected to be reinvested, no tax has been provided in the determination of other comprehensive income for the years ended December 31, 1999, 1998 and 1997.

    The Company's foreign tax credits are available to be used against U.S. income tax resulting from general limitation income in the approximate amount of $1,600, all of which will expire in 2000 if they are not utilized.

NOTE 9.  SHAREHOLDERS' EQUITY

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

NOTE 10.  STOCK-BASED COMPENSATION

    The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 shares of beneficial interest including options for 130,000 shares to directors who are not officers or employees.

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

                           MERCER INTERNATIONAL INC.

NOTE 10.  STOCK-BASED COMPENSATION (CONTINUED)
    Following is a summary of the status of the plan during 1999, 1998 and 1997:

                                                      NUMBER     WEIGHTED AVERAGE
                                                     OF SHARES    EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at January 1, 1997.....................   395,500         $14.88
Granted............................................   635,000           8.50
Exercised..........................................  (169,500)          8.85
Forfeited..........................................   (60,000)         13.88
                                                     --------         ------
Outstanding at December 31, 1997...................   801,000          11.01
Granted............................................   329,500           6.00
Exercised..........................................  (365,000)          8.40
                                                     --------         ------
Outstanding at December 31, 1999 and 1998..........   765,500         $10.03
                                                     ========         ======

    Following is a summary of the status of options outstanding at December 31, 1999:

                         OUTSTANDING OPTIONS                                 EXERCISABLE OPTIONS
----------------------------------------------------------------------   ---------------------------
                                   WEIGHTED AVERAGE
                                      REMAINING       WEIGHTED AVERAGE              WEIGHTED AVERAGE
EXERCISE PRICE RANGE     NUMBER    CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER     EXERCISE PRICE
--------------------    --------   ----------------   ----------------   --------   ----------------
$ 6.00................  329,500          8.8               $ 6.00        219,666         $ 6.00
$ 8.50-11.66..........  231,500          7.1               $ 9.19        231,500         $ 9.19
$16.89-18.47..........  204,500          5.9               $17.50        204,500         $17.50

COMPENSATION

    Proforma information with respect to fair value accounting for the Company's stock option plan is as follows:

                                              1999         1998         1997
                                           ----------   ----------   ----------
Net Income (Loss)
  As reported............................   $(38,109)     $9,012      $(32,623)
                                            ========      ======      ========
  Proforma...............................   $(38,421)     $7,839      $(33,484)
                                            ========      ======      ========
Basic and Diluted Earnings (Loss) Per
  Share
  As reported............................   $  (2.33)     $ 0.59      $  (2.18)
                                            ========      ======      ========
  Proforma...............................   $  (2.34)     $ 0.51      $  (2.23)
                                            ========      ======      ========

                           MERCER INTERNATIONAL INC.

NOTE 10.  STOCK-BASED COMPENSATION (CONTINUED)
    The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

                                                          1998         1997
                                                       ----------   ----------
Risk-free interest rate..............................    6.0%         6.0%
Expected life of the options.........................  2 years      2 years
Expected volatility..................................    60.0%       49.80%
Expected dividend yield..............................    0.0%         0.0%

NOTE 11.  EARNINGS PER SHARE

    Earnings per share data for years ended December 31 is summarized as follows:

                                                      INCOME (LOSS)
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Net income (loss) available to
  shareholders of beneficial interest....   $(38,109)     $9,012      $(32,623)
                                            ========      ======      ========

                                                          SHARES
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Weighted average number of shares
  outstanding--basic.....................  16,389,944   15,352,275   14,994,826
Effect of dilutive securities:
  Warrants...............................          --        4,931           --
  Options................................          --       26,601           --
                                           ----------   ----------   ----------
Weighted average number of shares
  outstanding--diluted                     16,389,944   15,383,807   14,994,826
                                           ==========   ==========   ==========

    For 1999 and 1997, warrants and options were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 12.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

    Significant noncash transactions in 1999 include:

    - The Company issued shares of beneficial interest amounting to $7,342 upon the conversion of outstanding debentures.

    - The Company surrendered preferred shares in an entity valued at $2,621 in a settlement.

    Significant noncash transactions in 1998 include:

    - The Company extinguished a note payable amounting to $4,474 in exchange for a receivable to another party for the same amount.

                           MERCER INTERNATIONAL INC.

NOTE 12. SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS (CONTINUED)
    - Shares of beneficial interest were issued upon the conversion of debentures valued at $402.

    Significant noncash transactions in 1997 include:

    - Bank debt was extinguished with 100,000 of the Company's shares of beneficial interest which approximated fair value.

    - Note payable of $5,226 was extinguished with trading securities with the same market value.

    - Shares of beneficial interest with a fair value of $50 were issued as payment for debenture interest.

NOTE 13.  BUSINESS SEGMENT INFORMATION

    The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

    The pulp segment consists of a single mill located in Germany which currently produces and markets kraft pulp primarily in western European countries. As discussed in Note 5, the mill produced sulphite pulp prior to being renovated. The paper segment consists of four mills located in Germany. These mills manufacture recycled paper products which are sold primarily in western Europe.

    Both segments operate in industries which are cyclical in nature and their markets are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.

    Summarized financial information concerning the segments is shown in the following table:

                                              PULP        PAPER        TOTAL
                                           ----------   ----------   ----------
1999
Sales to external customers..............   $ 40,080     $ 85,490     $125,570
Intersegment net sales...................         86           --           86
Segment loss.............................     (4,200)     (25,885)     (30,085)
Segment assets...........................    411,541       40,592      452,133
Capital expenditures.....................    282,920        6,190      289,110

RECONCILIATIONS
Loss:
  Total loss for reportable segments.....                             $(30,085)
  Elimination of intersegment profits....                                2,704
  Unallocated amounts, other corporate
    expenses.............................                               (9,636)
                                                                      --------
    Consolidated loss before income
      taxes..............................                             $(37,017)
                                                                      ========
Assets:
  Total assets for reportable segments...                             $452,133
  Intersegment receivable................                                 (357)
  Other unallocated amounts..............                                4,069
                                                                      --------
    Consolidated total assets............                             $455,845
                                                                      ========

                           MERCER INTERNATIONAL INC.

NOTE 13.  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                              PULP        PAPER        TOTAL
                                           ----------   ----------   ----------
1998
Sales to external customers..............   $ 69,918     $96,315      $166,233
Intersegment net sales...................        461          --           461
Segment profit...........................      2,178      13,455        15,633
Segment assets...........................    254,038      64,158       318,196
Capital expenditures.....................     82,159       3,795        85,954

RECONCILIATIONS
Profit:
  Total profit for reportable segments...                             $ 15,633
  Elimination of intersegment profits....                                 (255)
  Unallocated amounts, other corporate
    expenses.............................                               (6,058)
                                                                      --------
    Consolidated earnings before income
      taxes..............................                             $  9,320
                                                                      ========
Assets:
  Total assets for reportable segments...                             $318,196
  Intersegment receivable................                                 (593)
  Other unallocated amounts..............                               15,681
                                                                      --------
    Consolidated total assets............                             $333,284
                                                                      ========

                                              PULP        PAPER        TOTAL
                                           ----------   ----------   ----------
1997
Sales to external customers..............   $ 75,460     $ 94,472     $169,932
Intersegment net sales...................      1,806           --        1,806
Segment loss.............................     (7,432)     (18,552)     (25,984)
Segment assets...........................    137,752       58,557      196,309
Capital expenditures.....................      9,536        5,255       14,791

RECONCILIATIONS
Loss:
  Total loss for reportable segments.....                             $(25,984)
  Elimination of intersegment profits....                                2,094
  Unallocated amounts, other corporate
    expenses.............................                               (8,660)
                                                                      --------
    Consolidated loss before income taxes                             $(32,550)
                                                                      ========
Assets:
  Total assets for reportable segments...                             $196,309
  Intersegment receivable................                                 (393)
  Other unallocated amounts..............                               14,378
                                                                      --------
    Consolidated total assets............                             $210,294
                                                                      ========

                           MERCER INTERNATIONAL INC.

NOTE 13.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following table presents net sales to external customers by geographic area based on location of the customer.

                                              1999         1998         1997
                                           ----------   ----------   ----------
Germany..................................   $ 72,129     $ 89,829     $ 92,120
European Union...........................     47,498       65,806       59,794
Other....................................      5,943       10,598       18,018
                                            --------     --------     --------
                                            $125,570     $166,233     $169,932
                                            ========     ========     ========

    The following table presents total assets by geographic area based on location of the asset.

                                              1999         1998         1997
                                           ----------   ----------   ----------
Germany..................................   $451,776     $317,603     $195,916
Other....................................      4,069       15,681       14,378
                                            --------     --------     --------
                                            $455,845     $333,284     $210,294
                                            ========     ========     ========

    The pulp mill has a fiber supply contract with two companies which expire in 2002 and 2003 at prices agreed to periodically. The Company also has labor agreements which expire in 2001 and 2002.

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of other financial instruments at December 31 is summarized as follows:

                                              1999                    1998
                                      ---------------------   ---------------------
                                      CARRYING                CARRYING
                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                      --------   ----------   --------   ----------
Cash and cash equivalents...........  $  1,722    $  1,722    $ 53,250    $ 53,250
Cash restricted.....................    12,865      12,865      15,000      15,000
Notes receivable....................     4,869       4,869      10,150      10,150
Notes payable.......................       553         553       1,839       1,839
Long-term debt......................   252,284     252,162     122,886     122,604

    The fair value of cash and cash equivalents is based on reported market value. The fair value of cash restricted is equal to its carrying amount because it is in an account which bears a market rate of interest. The notes receivable at December 31, 1999 and 1998, were from one company with interest at 8%, and were unsecured. Their values are based on the value of similar long-term receivables. The fair value of notes payable was based on the value of similar debt incurred in the pulp industry. The fair value of long-term debt was determined using discounted cash flows at prevailing market rates. The other long-term liabilities which have a carrying value of $3,506 and $2,022 at December 31, 1999 and 1998, respectively, are primarily an accrued environmental liability at the pulp mill. This liability may be partially reimbursable. Further, the Company cannot estimate at this time when these amounts will be paid. Therefore, the fair value of other long-term liabilities cannot be determined.

                           MERCER INTERNATIONAL INC.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

    At December 31, 1999 and 1998, the Company recorded a liability for environmental conservation expenditures of $1,544 and $1,800, respectively. Management believes the liability amount recorded is sufficient, however, future regulations in Germany may result in additional liability.

    The Company is required to pay certain charges based on water pollution levels at its mills. Unpaid charges can be reduced by investing in qualifying equipment that results in less water pollution. The Company believes that equipment investments already made will offset most of these charges, but it has not received final determination from the appropriate authorities. Accordingly, a liability for these water charges has only been recognized to the extent that equipment investments have not been made.

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

                           MERCER INTERNATIONAL INC.

                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                            QUARTERLY FINANCIAL DATA
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   --------   -------------   ------------
1999
Net Sales.........................................   $41,079    $35,000       $30,516         $21,272
Gross profit......................................     5,648      2,710          (428)          2,623
Income before extraordinary items and cumulative
  effect of a change in accounting................       132     (2,843)       (7,062)        (28,336)
Income before extraordinary items and cumulative
  effect of a change in accounting, per share*....      0.01      (0.17)        (0.42)          (1.70)
Net income........................................       132     (2,843)       (7,062)        (28,336)

1998
Net Sales.........................................   $52,509    $48,295       $39,702         $34,390
Gross profit......................................    12,929     11,705        10,731             829
Income before extraordinary items and cumulative
  effect of a change in accounting................     6,262      4,535         4,239          (6,024)
Income before extraordinary items and cumulative
  effect of a change in accounting, per share*....      0.41       0.30          0.28           (0.39)
Net income........................................     6,262      4,535         4,239          (6,024)

------------------------

*  on a diluted basis

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MERCER INTERNATIONAL INC.

Dated: March 27, 2000                                  By:              /s/ JIMMY S.H. LEE
                                                            -----------------------------------------
                                                                          Jimmy S.H. Lee
                                                                             CHAIRMAN

    Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE                                                  Date: March 27, 2000
------------------------------------------------
Jimmy S.H. Lee
CHAIRMAN, CHIEF EXECUTIVE OFFICER AND TRUSTEE

/s/ MICHEL ARNULPHY                                                 Date: March 27, 2000
------------------------------------------------
Michel Arnulphy
TRUSTEE

/s/ C.S. MOON                                                       Date: March 27, 2000
------------------------------------------------
C.S. Moon
TRUSTEE

/s/ MAARTEN REIDEL                                                  Date: March 27, 2000
------------------------------------------------
Maarten Reidel
TRUSTEE

/s/ R. IAN RIGG                                                     Date: March 27, 2000
------------------------------------------------
R. Ian Rigg
CHIEF FINANCIAL OFFICER AND TRUSTEE

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

March 15, 2000
Seattle, Washington

                           MERCER INTERNATIONAL INC.
           SCHEDULE 1--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
  Cash......................................................  $  1,722   $ 53,250
  Receivables...............................................    46,317     43,978
  Inventories...............................................    17,697     19,540
  Investments...............................................    12,317     26,517
  Properties................................................   351,828    161,012
  Deferred income tax assets................................    10,242     11,780
  Other.....................................................    15,722     17,207
                                                              --------   --------
                                                              $455,845   $333,284
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses.....................  $ 99,988   $ 55,540
  Debt......................................................   252,837    124,725
  Shareholders' equity......................................   103,020    153,019
                                                              --------   --------
                                                              $455,845   $333,284
                                                              ========   ========

STATEMENT OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues
  Pulp and paper and related sales..........................  $125,570   $166,233   $169,932
  Other.....................................................     2,297      8,663     14,175
                                                              --------   --------   --------
                                                               127,867    174,896    184,107
Expenses
  Cost of sales.............................................   117,314    138,702    141,559
  General and administrative................................    22,420     23,490     23,600
  Interest..................................................     2,995      3,384      3,046
  Special charges...........................................    22,155         --     48,452
  Income tax................................................     1,092        308         73
                                                              --------   --------   --------
                                                               165,976    165,884    216,730
                                                              --------   --------   --------
Income (loss) from continuing operations....................  $(38,109)  $  9,012   $(32,623)
                                                              ========   ========   ========

STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........  $ (8,636)  $ 10,008   $ 15,980
Net cash used in investing activities, purchase of fixed
  assets....................................................  (245,405)   (59,965)   (17,011)
Net cash provided by (used in) financing activities.........   202,513     98,793     (4,522)
                                                              --------   --------   --------
Net change in cash..........................................   (51,528)    48,836     (5,553)
Cash and cash equivalent, beginning of year.................    53,250      4,414      9,967
                                                              --------   --------   --------
Cash and cash equivalent, end of year.......................  $  1,722   $ 53,250   $  4,414
                                                              ========   ========   ========

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

        10.3            Amended and Restated 1992 Stock Option Plan. Incorporated by
                          reference from Form S-8 dated March 2, 2000.

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

        21              List of Subsidiaries of Registrant.

        23              Independent Auditors Consent.

        27              Article 5-Financial Data Schedule for the Year Ended
                          December 31, 1999.

------------------------

* Filed in Form 10-K for prior years.