Form 10-Q
period 2000-03-31
MERCER INTERNATIONAL INC
filed 2000-05-15
CIK 75659

================================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

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

The Registrant had 16,635,399 shares of beneficial interest outstanding as at May 12, 2000.

================================================================================

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.   FINANCIAL STATEMENTS




                         MERCER INTERNATIONAL INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED MARCH 31, 2000

                               (Unaudited)




FORM 10-Q
QUARTERLY REPORT - PAGE 2

                         MERCER INTERNATIONAL INC.

                        CONSOLIDATED BALANCE SHEETS
               As at March 31, 2000 and December 31, 1999
                               (Unaudited)
                         (dollars in thousands)



                                                  March 31,   December 31,
                                                    2000         1999
                                                  ---------   ------------
                                ASSETS

Current Assets
   Cash and cash equivalents                      $  16,673   $   1,722
   Investments                                        5,029       5,392
   Receivables                                       35,672      41,448
   Inventories                                       14,711      17,697
   Prepaid and other                                  2,641       2,857
                                                  ---------   ---------
      Total current assets                           74,726      69,116

Long-Term Assets
   Cash restricted                                   12,235      12,865
   Properties                                       309,986     351,828
   Investments                                        6,249       6,925
   Note receivable                                    4,869       4,869
   Deferred income tax                                9,788      10,242
                                                  ---------   ---------
                                                    343,127     386,729
                                                  ---------   ---------
                                                  $ 417,853   $ 455,845
                                                  =========   =========

                                LIABILITIES

Current Liabilities
   Accounts payable and accrued expenses          $  41,672   $  40,287
   Pulp mill conversion costs payable                28,461      56,195
   Note payable                                         695         553
   Debt                                               6,622      19,121
                                                  ---------   ---------
      Total current liabilities                      77,450     116,156

Long-Term Liabilities
   Debt                                             239,207     233,163
   Other                                              2,972       3,506
                                                  ---------   ---------
                                                    242,179     236,669
                                                  ---------   ---------
      Total liabilities                             319,629     352,825

                           SHAREHOLDERS' EQUITY

Shares of beneficial interest                        99,038      99,038
Accumulated other comprehensive loss                (61,109)    (55,242)
Retained earnings                                    60,295      59,224
                                                  ---------   ---------
                                                     98,224     103,020
                                                  ---------   ---------
                                                  $ 417,853   $ 455,845
                                                  =========   =========



The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 3

                         MERCER INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              For Three Months Ended March 31, 2000 and 1999
                                (Unaudited)
          (dollars in thousands, except for earnings per share)



                                                      2000         1999
                                                   ----------   ----------


Revenues
   Sales                                           $   55,243   $   38,876
   Other                                                  517        2,203
                                                   ----------   ----------
                                                       55,760       41,079
Expenses
   Cost of sales                                       48,892       35,431
   General and administrative                           1,688        4,988
   Interest expense                                     4,132          528
                                                   ----------   ----------
                                                       54,712       40,947
                                                   ----------   ----------

Income from operations before income taxes              1,048          132
Income taxes (recovery)                                   (23)           -
                                                   ----------   ----------

Net income                                              1,071          132

Retained earnings, beginning of period                 59,224       98,167
                                                   ----------   ----------

Retained earnings, end of period                   $   60,295   $   98,299
                                                   ==========   ==========

Earnings per share
   Basic                                           $     0.06   $     0.01
                                                   ==========   ==========
   Diluted                                         $     0.06   $     0.01
                                                   ==========   ==========





The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                        MERCER INTERNATIONAL INC.

                   STATEMENTS OF COMPREHENSIVE INCOME
            For Three Months Ended March 31, 2000 and 1999
                               (Unaudited)
                         (dollars in thousands)




                                                      2000         1999
                                                   ----------   ----------


Net income                                         $    1,071   $      132

Other comprehensive (loss) income:
   Foreign currency translation adjustments            (5,852)     (12,114)
   Unrealised (loss) gain on securities                   (15)       1,113
                                                   ----------   ----------

   Other comprehensive loss                            (5,867)     (11,001)
                                                   ----------   ----------

Total comprehensive loss                           $   (4,796)  $  (10,869)
                                                   ==========   ==========





The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                         MERCER INTERNATIONAL INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For Three Months Ended March 31, 2000 and 1999
                               (Unaudited)
                         (dollars in thousands)



                                                      2000         1999
                                                   ----------   ----------


Cash Flows from Operating Activities:
   Net income                                      $    1,071   $      132
   Adjustments to reconcile net income from
     operations to cash
       Depreciation and amortization                    6,690        3,347
       Non-cash asset acquisitions                          -         (145)
                                                   ----------   ----------
                                                        7,761        3,334

   Changes in current assets and liabilities
       Investments                                        181        1,401
       Inventories                                      2,184        1,060
       Receivables                                      4,124         (766)
       Accounts payable and accrued expenses            3,136       (4,805)
       Other                                              (74)      (2,899)
                                                   ----------   ----------
          Net cash provided by (used in)
          operating activities                         17,312       (2,675)

Cash Flows from Investing Activities:
   Purchase of fixed assets, net of investment
     grants                                            18,682      (74,901)
                                                   ----------   ----------
          Net cash provided by (used in)
          investing activities                         18,682      (74,901)

Cash Flows from Financing Activities:
   Increase in indebtedness                             6,053       48,861
   Decrease in indebtedness                                (3)        (108)
   Decrease in pulp mill conversion costs payable     (25,750)      (1,521)
                                                   ----------   ----------
          Net cash (used in) provided by
          financing activities                        (19,700)      47,232

Effect of exchange rate changes on cash and
  cash equivalents                                     (1,343)      (3,055)
                                                   ----------   ----------

Net increase (decrease) in cash and cash
  equivalents                                          14,951      (33,399)

Cash and cash equivalents, beginning of period          1,722       53,250
                                                   ----------   ----------
Cash and cash equivalents, end of period           $   16,673   $   19,851
                                                   ==========   ==========





The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                         MERCER INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THREE MONTHS ENDED MARCH 31, 2000
                                (Unaudited)

Note 1.   Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 1999. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Certain reclassifications have been made to the prior period's financial statements to conform with the current period's presentation.

Note 2.   Earnings Per Share

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 16,992,883 and 15,893,867 for the three months ended March 31, 2000 and 1999, respectively.



FORM 10-Q
QUARTERLY REPORT - PAGE 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and
(ii) a "tonne" is one metric ton or 2,204.6 pounds.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2000

The following table sets forth selected sales data for the Company for the periods indicated:



                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2000              1999
                                               ----------        ----------
                                                       (unaudited)
                                                      (in thousands)


Sales by Product Class
Packaging papers                               $    5,205        $    4,621
Specialty papers                                    8,495             8,107
Printing papers                                     9,257            10,016
Pulp                                               32,286            16,132
                                               ----------        ----------
Total(1)                                       $   55,243        $   38,876
                                               ==========        ==========

Sales by Geographic Area
Germany                                        $   22,799        $   19,896
European Union(2)                                  19,467            15,733
Other                                              12,977             3,247
                                               ----------        ----------
Total                                          $   55,243        $   38,876
                                               ==========        ==========

Sales by Volume                                          (tonnes)
Packaging papers                                   17,717            17,398
Specialty papers                                   10,658             9,475
Printing papers                                    13,489            14,175
Pulp                                               58,311            38,033
                                               ----------        ----------
Total                                             100,175            79,081
                                               ==========        ==========

----------
(1)   Excluding intercompany sales.
(2)   Not including Germany.



FORM 10-Q
QUARTERLY REPORT - PAGE 8

In the three months ended March 31, 2000, revenues increased by approximately 35.7% to $55.8 million from $41.1 million in the comparative period of 1999, primarily as a result of increased pulp sales resulting from the ramping-up of production and the conversion of production to kraft pulp at the Company's pulp mill. In the three months ended March 31, 2000, pulp and paper revenues increased by approximately 42.1% from the comparable period of 1999, on a 100.1% increase in pulp sales and a 0.9% increase in paper sales. The Company completed a project in late 1999 to convert the Company's pulp mill from the production of sulphite pulp to the production of kraft pulp and increase its annual production capacity from 160,000 tonnes to 280,000 tonnes (the "Conversion Project"). During the first quarter of 2000, the pulp mill ramped up production of kraft pulp, and by the end of the quarter was operating at approximately 90% of capacity. The Company believes that the pulp mill will be operating at or near full capacity by mid-year.

In the three months ended March 31, 2000, kraft pulp sales benefited from increased demand and low producer inventories. List prices for kraft pulp in Europe increased from approximately $600 per tonne at the end of 1999 to approximately $630 per tonne during the first quarter of 2000 and approximately $670 per tonne effective April 1, 2000. Pulp sales in the three months ended March 31, 2000 increased to $32.3 million from $16.1 million in the comparable period of 1999.

In the current period, sales of packaging and specialty papers increased marginally as a result of increased demand, while sales of printing papers declined, compared to the three months ended March 31, 1999. Overall, paper sales in the three months ended March 31, 2000 increased to $23.0 million from $22.7 million in the comparable period of 1999. On average, paper prices realized by the Company in the three months ended March 31, 2000 decreased by approximately 1.0% compared to the same period in 1999, with higher prices for packaging papers and lower prices for specialty and printing papers.

Expenses increased to $54.7 million in the three months ended March 31, 2000 from $40.9 million in the comparable period of 1999, primarily as a result of higher sales volumes. On average, the Company's fibre costs for pulp production in the three months ended March 31, 2000 increased by approximately 9.1% compared to the same period in 1999. Prices for waste paper, which comprises approximately 80% of the fibre for the Company's paper mills, also increased in the three months ended March 31, 2000, compared to the same period of 1999. General and administrative expenses were $1.7 million in the three months ended March 31, 2000, compared to $5.0 million in the comparable period of 1999.

Interest expense in the three months ended March 31, 2000 increased to $4.1 million from $0.5 million in the comparable period of 1999, primarily as a result of increased indebtedness during the current period resulting from the Conversion Project. Interest costs incurred in 1999 in respect of the Conversion Project were capitalized.

For the three months ended March 31, 2000, the Company reported net income of $1.1 million, or $0.06 per share, compared to $0.1 million, or $0.01 per share, in the comparable period of 1999.



FORM 10-Q
QUARTERLY REPORT - PAGE 9

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of selected financial information concerning the Company for the periods indicated:



                                              As at            As at
                                         March 31, 2000   December 31, 1999
                                         --------------   -----------------
                                                    (unaudited)
                                                  (in thousands)


Financial Position
Working capital                            $     (2,724)      $     (47,040)
Total assets                                    417,853             455,845
Long-term government debt                         5,222               5,490
Long-term debt - other                          233,985             227,673



At March 31, 2000, the Company's cash and cash equivalents totalled $16.7 million, a net increase of $15.0 million from $1.7 million at December 31, 1999. At March 31, 2000, the Company had short-term trading securities totalling $5.0 million, compared to $5.4 million at December 31, 1999.

Operating Activities

Operating activities provided cash of $17.3 million in the three months ended March 31, 2000, compared to using cash of $2.7 million in the same period in 1999. An increase in accounts payable and accrued expenses provided cash of $3.1 million in the three months ended March 31, 2000, compared to a decrease in accounts payable and accrued expenses using cash of $4.8 million in the three months ended March 31, 1999. A decrease in receivables provided cash of $4.1 million in the current period, compared to an increase in receivables using cash of $0.8 million in the comparative period of 1999. Lower inventories provided cash of $2.2 million in the three months ended March 31, 2000, compared to $1.1 million in the three months ended March 31, 1999. Net sales of investment securities provided cash of $0.2 million in the three months ended March 31, 2000, compared to $1.4 million in the comparative period of 1999.

Investing Activities

Investing activities in the three months ended March 31, 2000 provided cash of $18.7 million, consisting primarily of the receipt of governmental grants in connection with the Conversion Project, compared to using cash of $74.9 million in the three months ended March 31, 1999.

The Company completed the Conversion Project in late 1999. In the three months ended March 31, 2000, the Company incurred $7.3 million in expenditures related to the completion of the Conversion Project. The Conversion Project was financed through a combination of borrowings under a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.



FORM 10-Q
QUARTERLY REPORT - PAGE 10

Capital expenditures to upgrade the Company's paper mills used cash of approximately $2.1 million in the three months ended March 31, 2000, including approximately $1.3 million to complete the installation of a new paper machine drive at the Company's Fahrbrucke paper mill.

The Company is currently reviewing its paper operations to define a long-term core competency in respect of products produced in order that future investment may be directed towards that segment. Currently the investment required to maintain all four of the Company's paper mills has not enhanced the competitive position of any one mill and has had a dilutive effect on the Company's assets.

Financing Activities

Financing activities used cash of $19.7 million in the three months ended March 31, 2000, primarily as a result of lower accounts payable relating to the Conversion Project. Financing activities provided cash of $47.2 million in the three months ended March 31, 1999.

The depreciation of the deutschmark against the U.S. dollar in the three months ended March 31, 2000 resulted in an unrealized foreign exchange translation loss of $1.3 million on cash and cash equivalents, which is included in the Company's statement of comprehensive income and does not affect the Company's net earnings. See "Foreign Currency".

Effective January 2000, the Company agreed, subject to certain conditions, to acquire a controlling interest in a "greenfield" project to construct and operate a 550,000-tonne softwood kraft pulp mill to be located at Stendal, Germany (the "Stendal Project"). The Company's participation in the Stendal Project is subject to, among other things, completion of due diligence and the Stendal Project itself is subject to, among other things, financing. The Stendal Project is currently estimated to cost approximately DM 1,600.0 million (or $823.3 million) and to be completed by the end of 2003. Financing for the Stendal Project is expected to come from the project partners, government financing, project financing and outside capital. See "Stendal Pulp Mill Project Uncertainties".

Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at March 31, 2000. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates prevailing during that period. In the three months ended March 31, 2000, the depreciation of the deutschmark against the U.S. dollar resulted in a net $5.9 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $49.9 million at December 31, 1999 to $55.8 million at March 31, 2000.

As both the Company's principal sources of revenues and expenses are in deutschmarks or euros, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:



                        Quarter Ended                 Quarter Ended
                        March 31, 2000                March 31, 1999
                 ---------------------------    ---------------------------
                 Period End   Period Average    Period End   Period Average
                 ----------   --------------    ----------   --------------

Rate of Exchange
Deutschmark         2.0434         1.9823          1.8088          1.7429



Based upon the period average exchange rate in the three months ended March 31, 2000, the U.S. dollar increased by approximately 2.0% in value against the deutschmark since December 31, 1999.

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



FORM 10-Q
QUARTERLY REPORT - PAGE 12

Stendal Pulp Mill Project Uncertainties

The Company's participation in the Stendal Project is subject to certain conditions, including completion of its due diligence and entering into a shareholders' agreement. In addition, the Stendal Project itself is subject to various risks and uncertainties customary to large "greenfield" projects of this nature which may result in the Stendal Project not proceeding as currently planned, or at all, such as availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees. The Stendal Project will also be subject to extensive and complex regulations and environmental compliance which may result in delays, in the project company and/or its shareholders, including the Company, incurring substantial costs in relation thereto or in the Stendal Project being amended or not proceeding at all.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1999 for information concerning market risk.



FORM 10-Q
QUARTERLY REPORT - PAGE 13

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                     Description
      -------                    -----------

        27      Article 5 - Financial Data Schedule for the 1st Quarter
                2000 Form 10-Q.

(b)   Reports on Form 8-K

      The Company filed the following report on Form 8-K with respect to the indicated items during the three months ended March 31, 2000:

      Form 8-K dated February 8, 2000:
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits



FORM 10-Q
QUARTERLY REPORT - PAGE 14

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


Date:  May 12, 2000




FORM 10-Q
QUARTERLY REPORT - PAGE 15

                               EXHIBIT INDEX

Exhibit
Number               Description
-------              -----------

  27        Article 5 - Financial Data Schedule for the 1st Quarter 2000
            Form 10-Q.