Form 10-Q
period 2000-06-30
MERCER INTERNATIONAL INC
filed 2000-08-14
CIK 75659

==========================================================================


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

Giesshubelstrasse 15, Zurich, Switzerland             CH 8045
 (Address of principal executive offices)            (Zip Code)

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

The Registrant had 16,734,899 shares of beneficial interest outstanding as at August 10, 2000.


==========================================================================

                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 1.   FINANCIAL STATEMENTS




                         MERCER INTERNATIONAL INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2000

                               (Unaudited)





FORM 10-Q
QUARTERLY REPORT - PAGE 2

                         MERCER INTERNATIONAL INC.

                        CONSOLIDATED BALANCE SHEETS
                 As at June 30, 2000 and December 31, 1999
                               (Unaudited)
                         (dollars in thousands)



                                                  June 30,   December 31,
                                                    2000         1999
                                                 ----------  ------------

                                 ASSETS
Current Assets
   Cash and cash equivalents                     $   7,968   $   1,722
   Investments                                      19,617       5,392
   Receivables                                      47,149      41,448
   Inventories                                      14,619      17,697
   Prepaid and other                                 2,530       2,857
                                                 ---------   ---------
      Total current assets                          91,883      69,116

Long-Term Assets
   Cash restricted                                  12,203      12,865
   Properties                                      275,175     351,828
   Investments                                       5,613       6,925
   Note receivable                                   4,869       4,869
   Deferred income tax                               9,766      10,242
                                                 ---------   ---------
                                                   307,626     386,729
                                                 ---------   ---------
                                                 $ 399,509   $ 455,845
                                                 =========   =========

                                LIABILITIES

Current Liabilities
   Accounts payable and accrued expenses         $  41,369   $  40,287
   Pulp mill conversion costs payable                4,292      56,195
   Note payable                                         66         553
   Debt                                             11,311      19,121
                                                 ---------   ---------
      Total current liabilities                     57,038     116,156

Long-Term Liabilities
   Debt                                            233,402     233,163
   Other                                             2,672       3,506
                                                 ---------   ---------
                                                   236,074     236,669
                                                 ---------   ---------
      Total liabilities                            293,112     352,825

                             SHAREHOLDERS' EQUITY

Shares of beneficial interest                       99,038      99,038
Accumulated other comprehensive loss               (61,912)    (55,242)
Retained earnings                                   69,271      59,224
                                                 ---------   ---------
                                                   106,397     103,020
                                                 ---------   ---------
                                                 $ 399,509   $ 455,845
                                                 =========   =========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                         MERCER INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                For Six Months Ended June 30, 2000 and 1999
                                (Unaudited)
          (dollars in thousands, except for earnings per share)


                                                      2000         1999
                                                   ----------   ----------

Revenues
   Sales                                           $  114,818   $   74,730
   Other                                                4,657        1,349
                                                   ----------   ----------
                                                      119,475       76,079

Expenses
   Cost of sales                                       97,076       67,721
   General and administrative                           5,251        9,880
   Interest expense                                     7,110        1,189
                                                   ----------   ----------
                                                      109,437       78,790
                                                   ----------   ----------

Income (loss) before income taxes                      10,038       (2,711)
Income taxes (recovery)                                    (9)           -
                                                   ----------   ----------

Net income (loss)                                      10,047       (2,711)

Retained earnings, beginning of period                 59,224       98,167
Dividend                                                    -         (834)
                                                   ----------   ----------

Retained earnings, end of period                   $   69,271   $   94,622
                                                   ==========   ==========

Earnings (loss) per share
   Basic                                           $     0.60   $    (0.17)
                                                   ==========   ==========
   Diluted                                         $     0.59   $    (0.17)
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                         MERCER INTERNATIONAL INC.

          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               For Three Months Ended June 30, 2000 and 1999
                                (Unaudited)
           (dollars in thousands, except for earnings per share)



                                                      2000         1999
                                                   ----------   ----------

Revenues
   Sales                                           $   59,575   $   35,854
   Other                                                4,140         (854)
                                                   ----------   ----------
                                                       63,715       35,000

Expenses
   Cost of sales                                       48,184       32,290
   General and administrative                           3,563        4,892
   Interest expense                                     2,978          661
                                                   ----------   ----------
                                                       54,725       37,843
                                                   ----------   ----------

Income (loss) before income taxes                       8,990       (2,843)
Income taxes                                               14            -
                                                   ----------   ----------

Net income (loss)                                       8,976       (2,843)

Retained earnings, beginning of period                 60,295       98,299
Dividend                                                    -         (834)
                                                   ----------   ----------

Retained earnings, end of period                   $   69,271   $   94,622
                                                   ==========   ==========

Earnings (loss) per share
   Basic                                           $     0.54   $    (0.17)
                                                   ==========   ==========
   Diluted                                         $     0.52   $    (0.17)
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                         MERCER INTERNATIONAL INC.

                    STATEMENTS OF COMPREHENSIVE INCOME
                For Six Months Ended June 30, 2000 and 1999
                               (Unaudited)
                         (dollars in thousands)



                                                      2000         1999
                                                   ----------   ----------

Net income (loss)                                  $   10,047   $   (2,711)

Other comprehensive (loss) income:
   Foreign currency translation adjustments            (6,048)     (18,421)
   Unrealized (loss) gain on securities                  (622)       3,080
                                                   ----------   ----------

   Other comprehensive loss                            (6,670)     (15,341)
                                                   ----------   ----------

Total comprehensive gain (loss)                    $    3,377   $  (18,052)
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                          MERCER INTERNATIONAL INC.

                     STATEMENTS OF COMPREHENSIVE INCOME
                For Three Months Ended June 30, 2000 and 1999
                                (Unaudited)
                          (dollars in thousands)



                                                      2000         1999
                                                   ----------   ----------

Net income (loss)                                  $    8,976   $   (2,843)

Other comprehensive (loss) income:
   Foreign currency translation adjustments              (196)      (6,307)
   Unrealized (loss) gain on securities                  (607)       1,967
                                                   ----------   ----------

   Other comprehensive loss                              (803)      (4,340)
                                                   ----------   ----------

Total comprehensive gain (loss)                    $    8,173   $   (7,183)
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 7

                         MERCER INTERNATIONAL INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                           (dollars in thousands)



                                                      2000         1999
                                                   ----------   ----------

Cash Flows from Operating Activities:
   Net income (loss)                               $   10,047   $   (2,711)
   Adjustments to reconcile net income (loss)
    from operations to cash
      Depreciation and amortization                    13,491        6,394
      Non-cash asset acquisitions                           -         (265)
                                                   ----------   ----------
                                                       23,538        3,418

Changes in current assets and liabilities
      Investments                                     (14,270)       3,917
      Inventories                                       2,180          819
      Receivables                                       1,437      (16,482)
      Accounts payable and accrued expenses             2,531       (1,636)
      Other                                                20       (3,002)
                                                   ----------   ----------
         Net cash provided by (used in) operating
          activities                                   15,436      (12,966)

Cash Flows from Investing Activities:
   Purchase of fixed assets, net of investment
    grants                                             36,308     (112,970)
   Decrease in notes receivable                            10            -
                                                   ----------   ----------
         Net cash provided by (used in) investing
          activities                                   36,318     (112,970)

Cash Flows from Financing Activities:
   Increase in indebtedness                             5,888       72,895
   Decrease in indebtedness                            (1,139)        (714)
   Payment of dividend                                      -         (834)
   (Decrease) increase in pulp mill conversion
    costs payable                                     (49,264)       9,063
                                                   ----------   ----------
         Net cash (used in) provided by financing
          activities                                  (44,515)      80,410

Effect of exchange rate changes on cash and
 cash equivalents                                        (993)      (4,003)
                                                   ----------   ----------

Net increase (decrease) in cash and cash
 equivalents                                            6,246      (49,529)

Cash and cash equivalents, beginning of period          1,722       53,250
                                                   ----------   ----------
Cash and cash equivalents, end of period           $    7,968   $    3,721
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

                         MERCER INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR SIX MONTHS ENDED JUNE 30, 2000
                                (Unaudited)

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

Note 2.   Earnings Per Share

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,715,399 and 16,103,017 for the six months ended June 30, 2000 and 1999, respectively, and 16,715,399 and 16,309,869 for the three months ended
June 30, 2000 and 1999, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 17,101,499 and 16,142,561 for the six months ended June 30, 2000 and 1999, respectively, and 17,210,116 and 16,322,920 for the three months ended
June 30, 2000 and 1999, respectively.

Note 3.   Disposition of Assets

Effective June 1, 2000, the Company sold its packaging paper mill located in Trebsen, Germany (the "Trebsen Facility") for approximately $9.1 million plus an amount equal to the net working capital associated with the Trebsen Facility.


FORM 10-Q
QUARTERLY REPORT - PAGE 9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the six months and three months ended June 30, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

Based upon period average exchange rates, the U.S. dollar appreciated by approximately 13.4% against the deutschmark in the six months ended June
30, 2000, compared to the same period of 1999, and by approximately 13.1% in the three months ended June 30, 2000, compared to the same period of 1999.

Effective June 1, 2000, the Company sold its packaging paper mill located in Trebsen, Germany (the "Trebsen Facility"). The Company's results of operations include the results of operations of the Trebsen Facility to June 1, 2000.

RESULTS OF OPERATIONS - Six Months Ended June 30, 2000

The following table sets forth selected sales data for the Company for the periods indicated:



                                              Six Months Ended June 30,
                                           -------------------------------
                                              2000                 1999
                                           ----------           ----------
                                                     (unaudited)
                                                   (in thousands)

Sales by Product Class
Packaging papers                           $    8,758           $    8,898
Specialty papers                               16,860               15,011
Printing papers                                19,100               19,149
Pulp                                           70,100               31,672
                                           ----------           ----------
Total(1)                                   $  114,818           $   74,730
                                           ==========           ==========

Sales by Geographic Area
Germany                                    $   46,952           $   38,502
European Union(2)                              41,295               32,014
Other                                          26,571                4,214
                                           ----------           ----------
Total                                      $  114,818           $   74,730
                                           ==========           ==========

Sales by Volume                                        (tonnes)
Packaging papers                               29,111               34,987
Specialty papers                               21,056               18,037
Printing papers                                27,853               28,464
Pulp                                          119,252               74,454
                                           ----------           ----------
Total                                         197,272              155,942
                                           ==========           ==========
--------------------
(1)   Excluding intercompany sales.
(2)   Not including Germany.




FORM 10-Q
QUARTERLY REPORT - PAGE 10

In the six months ended June 30, 2000, revenues increased by approximately 57.0% to $119.5 million from $76.1 million in the comparative period of 1999, primarily as a result of increased pulp sales resulting from the ramping-up of production and the conversion of production to kraft pulp at the Company's pulp mill. In the six months ended June 30, 2000, pulp and paper revenues increased by approximately 53.6% from the comparable period of 1999, with pulp sales increasing by approximately 121.3%. The Company completed a project in late 1999 to convert the Company's pulp mill from the production of sulphite pulp to the production of kraft pulp and increase its annual production capacity from 160,000 tonnes to 280,000 tonnes (the "Conversion Project"). During the first half of 2000, the pulp mill ramped up production of kraft pulp, and by June 30, 2000 was operating at in excess of 95% of capacity.

In the six months ended June 30, 2000, kraft pulp sales continued to benefit from increased demand and low producer inventories. List prices for kraft pulp in Europe increased from approximately $600 per tonne at the end of 1999 to approximately $670 per tonne during the second quarter of 2000 and approximately $710 per tonne effective July 1, 2000. Pulp sales in the six months ended June 30, 2000 increased to $70.1 million from $31.7 million in the comparable period of 1999.

In the first half of 2000, sales of specialty papers increased as a result of increased demand, while sales of packaging and printing papers declined marginally, compared to the first half of 1999. Overall, paper sales in the six months ended June 30, 2000 increased to $44.7 million from $43.1 million in the comparable period of 1999. On average, paper prices realized by the Company in the six months ended June 30, 2000 increased by approximately 8.5% compared to the same period in 1999.

Expenses increased to $109.4 million in the six months ended June 30, 2000 from $78.8 million in the comparable period of 1999, primarily as a result of higher sales volumes. On average, the Company's fibre costs for pulp production in the six months ended June 30, 2000 increased by approximately 7.9% compared to the same period in 1999. Prices for waste paper, which comprises approximately 80% of the fibre for the Company's paper mills, increased by approximately 161.9% in the six months ended June 30, 2000, compared to the same period of 1999. General and administrative expenses were $5.3 million in the six months ended June
30, 2000, compared to $9.9 million in the comparable period of 1999.

Interest expense in the six months ended June 30, 2000 increased to $7.1 million from $1.2 million in the comparable period of 1999, primarily as a result of increased indebtedness during the current period resulting from the Conversion Project. Interest costs incurred in 1999 in respect of the Conversion Project were capitalized.

For the six months ended June 30, 2000, the Company reported net income of $10.0 million, or $0.59 per share on a diluted basis, compared to a net loss of $2.7 million, or $0.17 per share, in the comparable period of 1999.



FORM 10-Q
QUARTERLY REPORT - PAGE 11

RESULTS OF OPERATIONS - Three Months Ended June 30, 2000

The following table sets forth selected sales data for the Company for the periods indicated:



                                            Three Months Ended June 30,
                                         ---------------------------------
                                             2000                 1999
                                         ------------         ------------
                                                    (unaudited)
                                                   (in thousands)

Sales by Product Class
Packaging papers                         $      3,553         $      4,277
Specialty papers                                8,365                6,904
Printing papers                                 9,843                9,133
Pulp                                           37,814               15,540
                                         ------------         ------------
Total(1)                                 $     59,575         $     35,854
                                         ============         ============

Sales by Geographic Area
Germany                                  $     24,153         $     18,606
European Union(2)                              21,828               16,281
Other                                          13,594                  967
                                         ------------         ------------
Total                                    $     59,575         $     35,854
                                         ============         ============

Sales by Volume                                       (tonnes)
Packaging papers                               11,394               17,589
Specialty papers                               10,398                8,562
Printing papers                                14,364               14,289
Pulp                                           60,941               36,421
                                         ------------         ------------
Total                                          97,097               76,861
                                         ============         ============
--------------------
(1)   Excluding intercompany sales.
(2)   Not including Germany.




In the three months ended June 30, 2000, revenues increased by approximately 82.0% to $63.7 million from $35.0 million in the comparative period of 1999, primarily as a result of increased pulp sales resulting from the ramping-up of production and the conversion of production to kraft pulp at the Company's pulp mill. In the three months ended June 30, 2000, pulp and paper revenues increased by approximately 66.2% from the comparable period of 1999, with pulp sales increasing by approximately 143.3%.

In the three months ended June 30, 2000, kraft pulp sales continued to benefit from increased demand and low producer inventories. List prices for kraft pulp in Europe increased from approximately $630 per tonne during the first quarter of 2000 to approximately $670 per tonne during the second quarter of 2000 and approximately $710 per tonne effective July 1, 2000. Pulp sales in the three months ended June 30, 2000 increased to $37.8 million from $15.5 million in the comparable period of 1999.


FORM 10-Q
QUARTERLY REPORT - PAGE 12

In the three months ended June 30, 2000, sales of specialty and printing papers increased as a result of increased demand, while sales of packaging papers declined, compared to the three months ended June 30, 1999. Overall, paper sales in the three months ended June 30, 2000 increased to $21.8 million from $20.3 million in the comparable period of 1999. On average, paper prices realized by the Company in the three months ended June 30, 2000 increased by approximately 19.8% compared to the same period in 1999.

Expenses increased to $54.7 million in the three months ended June 30, 2000 from $37.8 million in the comparable period of 1999, primarily as a result of higher sales volumes. On average, the Company's fibre costs for pulp production in the three months ended June 30, 2000 increased by approximately 6.7% compared to the same period in 1999. Prices for waste paper, which comprises approximately 80% of the fibre for the Company's paper mills, increased by approximately 267.1% in the three months ended June 30, 2000, compared to the same period of 1999. General and administrative expenses were $3.6 million in the three months ended
June 30, 2000, compared to $4.9 million in the comparable period of 1999.

Interest expense in the three months ended June 30, 2000 increased to $3.0 million from $0.7 million in the comparable period of 1999, primarily as a result of increased indebtedness during the current period resulting from the Conversion Project. Interest costs incurred in 1999 in respect of the Conversion Project were capitalized.

For the three months ended June 30, 2000, the Company reported net income of $9.0 million, or $0.52 per share on a diluted basis, compared to a net loss of $2.8 million, or $0.17 per share, in the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of selected financial information concerning the Company for the periods indicated:



                                           As at               As at
                                       June 30, 2000     December 31, 1999
                                       -------------     -----------------
                                                 (unaudited)
                                                (in thousands)

Financial Position
Working capital                         $   34,845           $   (47,040)
Total assets                               399,509               455,845
Long-term government debt                        -                 5,490
Long-term debt - other                     233,402               227,673




At June 30, 2000, the Company's cash and cash equivalents totalled $8.0 million, a net increase of $6.2 million from $1.7 million at December 31, 1999. At June 30, 2000, the Company had short-term trading securities totalling $19.6 million, compared to $5.4 million at December 31, 1999.


FORM 10-Q
QUARTERLY REPORT - PAGE 13

Operating Activities

Operating activities provided cash of $15.4 million in the six months ended June 30, 2000, compared to using cash of $13.0 million in the same period in 1999. An increase in accounts payable and accrued expenses provided cash of $2.5 million in the six months ended June 30, 2000, compared to a decrease in accounts payable and accrued expenses using cash of $1.6 million in the six months ended June 30, 1999. A decrease in receivables provided cash of $1.4 million in the current period, compared to an increase in receivables using cash of $16.5 million in the comparative period of 1999. Lower inventories provided cash of $2.2 million in the six months ended June 30, 2000, compared to $0.8 million in the six months ended June 30, 1999. Net purchases of investment securities used cash of $14.3 million in the six months ended June 30, 2000, compared to net sales of investment securities providing cash of $3.9 million in the comparative period of 1999.

Investing Activities

Investing activities in the six months ended June 30, 2000 provided cash of $36.3 million, consisting primarily of the receipt of governmental grants of $52.6 million in connection with the Conversion Project, compared to using cash of $113.0 million in the six months ended June 30, 1999.

The Company completed the Conversion Project in late 1999. In the six months ended June 30, 2000, the Company incurred $14.0 million in expenditures related to the completion of the Conversion Project. The Conversion Project was financed through a combination of borrowings under a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.

Effective June 1, 2000, the Company sold its Trebsen Facility for approximately $9.1 million plus an amount equal to the net working capital associated with the Trebsen Facility. For further details regarding the sale of the Trebsen Facility, see the Company's Form 8-K dated June 21, 2000.

The Company is continuing to review its other paper operations to define a long-term core competency in respect of products produced in order that future investment may be directed towards that segment. Currently the investment required to maintain the Company's other three paper mills has not enhanced the competitive position of any one mill and has had a dilutive effect on the Company's assets.

Capital expenditures to upgrade the Company's paper mills used cash of approximately $2.5 million in the six months ended June 30, 2000, including approximately $1.3 million to complete the installation of a new paper machine drive at the Company's Fahrbrucke paper mill.

Financing Activities

Financing activities used cash of $44.5 million in the six months ended June 30, 2000, primarily as a result of payments of accounts payable associated with the Conversion Project. Financing activities provided cash of $80.4 million in the six months ended June 30, 1999.


FORM 10-Q
QUARTERLY REPORT - PAGE 14

The depreciation of the deutschmark against the U.S. dollar in the six months ended June 30, 2000 resulted in an unrealized foreign exchange translation loss of $1.0 million on cash and cash equivalents, which is included in the Company's statement of comprehensive income and does not affect the Company's net earnings. See "Foreign Currency".

The Company will apply approximately $5.2 million of the proceeds from the sale of the Trebsen Facility to repay and discharge two governmental loans associated with the Trebsen Facility.

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

Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at June 30, 2000. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates prevailing during that period. In the six months ended June 30, 2000, the depreciation of the deutschmark against the U.S. dollar resulted in a net $6.0 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $49.9 million at December 31, 1999 to $56.0 million at June 30, 2000.


FORM 10-Q
QUARTERLY REPORT - PAGE 15

As both the Company's principal sources of revenues and expenses are in deutschmarks or euros, the Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:



                        Quarter Ended                   Quarter Ended
                        June 30, 2000                   June 30, 1999
                  --------------------------      --------------------------
                  Period End  Period Average      Period End  Period Average
                  ----------  --------------      ----------  --------------

Rate of Exchange
Deutschmark         2.0486        2.0941            1.8989        1.8513



Based upon the period average exchange rate in the six months ended June 30, 2000, the U.S. dollar increased by approximately 4.9% in value against the deutschmark since December 31, 1999.

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

The implementation of the Stendal Project is currently expected to commence at the end of 2000 or during the first half of 2001 and be completed by the end of 2003. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all.


FORM 10-Q
QUARTERLY REPORT - PAGE 16

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                     Description
      -------                    -----------

        27        Article 5 - Financial Data Schedule for the 2nd Quarter
                  2000 Form 10-Q.

(b)   Reports on Form 8-K

The Company filed the following report on Form 8-K with respect to the indicated items during the three months ended June 30, 2000:

      Form 8-K dated June 21, 2000:
         Item 5.  Other Events


FORM 10-Q
QUARTERLY REPORT - PAGE 18

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MERCER INTERNATIONAL INC.


                             By:  /s/ R. Ian Rigg
                                -----------------------------
                                R. Ian Rigg
                                Vice President and Chief Financial Officer


Date:  August 11, 2000


FORM 10-Q
QUARTERLY REPORT - PAGE 19

                               EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------

   27         Article 5 - Financial Data Schedule for the 2nd Quarter 2000
              Form 10-Q.