Form 10-Q
period 2000-09-30
MERCER INTERNATIONAL INC
filed 2000-11-14
CIK 75659

==========================================================================


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

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

The Registrant had 16,794,899 shares of beneficial interest outstanding as at November 10, 2000.


==========================================================================

                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 1.   FINANCIAL STATEMENTS




                         MERCER INTERNATIONAL INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                               (Unaudited)





FORM 10-Q
QUARTERLY REPORT - PAGE 2

                         MERCER INTERNATIONAL INC.

                        CONSOLIDATED BALANCE SHEETS
               As at September 30, 2000 and December 31, 1999
                               (Unaudited)
                         (dollars in thousands)



                                              September 30,   December 31,
                                                  2000           1999
                                              -------------   ------------

                                 ASSETS

Current Assets
   Cash and cash equivalents                  $   1,885       $   1,722
   Investments                                   32,500           5,392
   Receivables                                   38,715          41,448
   Inventories                                   14,741          17,697
   Other                                          2,935           2,857
                                              ---------       ---------
      Total current assets                       90,776          69,116

Long-Term Assets
   Cash restricted                               11,303          12,865
   Properties                                   253,047         351,828
   Investments                                    5,407           6,925
   Note receivable                                4,869           4,869
   Deferred income tax                            9,117          10,242
                                              ---------       ---------
                                                283,743         386,729
                                              ---------       ---------
                                              $ 374,519       $ 455,845
                                              =========       =========

                                LIABILITIES

Current Liabilities
   Accounts payable and accrued expenses      $  36,591       $  40,287
   Pulp mill conversion costs payable             3,475          56,195
   Note payable                                     762             553
   Debt                                          10,557          19,121
                                              ---------       ---------
      Total current liabilities                  51,385         116,156

Long-Term Liabilities
   Debt                                         211,399         233,163
   Other                                          3,425           3,506
                                              ---------       ---------
                                                214,824         236,669
                                              ---------       ---------
      Total liabilities                         266,209         352,825

                             SHAREHOLDERS' EQUITY

Shares of beneficial interest                    99,995          99,038
Accumulated other comprehensive loss            (70,050)        (55,242)
Retained earnings                                78,365          59,224
                                              ---------       ---------
                                                108,310         103,020
                                              ---------       ---------
                                              $ 374,519       $ 455,845
                                              =========       =========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                         MERCER INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            For Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)
          (dollars in thousands, except for earnings per share)



                                                      2000         1999
                                                   ----------   ----------

Revenues
   Sales                                           $  175,597   $  104,033
   Other                                                5,572        2,562
                                                   ----------   ----------
                                                      181,169      106,595

Expenses
   Cost of sales                                      142,871       98,665
   General and administrative                           8,591       15,877
   Interest expense                                    10,560        1,826
                                                   ----------   ----------
                                                      162,022      116,368
                                                   ----------   ----------

Income (loss) before income taxes                      19,147       (9,773)
Income taxes                                                6            -
                                                   ----------   ----------

Net income (loss)                                      19,141       (9,773)

Retained earnings, beginning of period                 59,224       98,167
Dividend                                                    -         (834)
                                                   ----------   ----------

Retained earnings, end of period                   $   78,365   $   87,560
                                                   ==========   ==========

Earnings (loss) per share
   Basic                                           $     1.14   $    (0.60)
                                                   ==========   ==========
   Diluted                                         $     1.11   $    (0.60)
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                         MERCER INTERNATIONAL INC.

          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             For Three Months Ended September 30, 2000 and 1999
                                (Unaudited)
           (dollars in thousands, except for earnings per share)



                                                      2000         1999
                                                   ----------   ----------

Revenues
   Sales                                           $   60,779   $   29,303
   Other                                                  915        1,213
                                                   ----------   ----------
                                                       61,694       30,516

Expenses
   Cost of sales                                       45,795       30,944
   General and administrative                           3,340        5,997
   Interest expense                                     3,450          637
                                                   ----------   ----------
                                                       52,585       37,578
                                                   ----------   ----------

Income (loss) before income taxes                       9,109       (7,062)
Income taxes                                               15            -
                                                   ----------   ----------

Net income (loss)                                       9,094       (7,062)

Retained earnings, beginning of period                 69,271       94,622
                                                   ----------   ----------

Retained earnings, end of period                   $   78,365   $   87,560
                                                   ==========   ==========

Earnings (loss) per share
   Basic                                           $     0.54   $    (0.42)
                                                   ==========   ==========
   Diluted                                         $     0.52   $    (0.42)
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                         MERCER INTERNATIONAL INC.

                    STATEMENTS OF COMPREHENSIVE INCOME
             For Nine Months Ended September 30, 2000 and 1999
                               (Unaudited)
                         (dollars in thousands)



                                                      2000         1999
                                                   ----------   ----------

Net income (loss)                                  $   19,141   $   (9,773)

Other comprehensive loss:
   Foreign currency translation adjustments           (13,771)     (14,228)
   Unrealized (loss) gain on securities                (1,037)       2,612
                                                   ----------   ----------

   Other comprehensive loss                           (14,808)     (11,616)
                                                   ----------   ----------

Total comprehensive income (loss)                  $    4,333   $  (21,389)
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                          MERCER INTERNATIONAL INC.

                     STATEMENTS OF COMPREHENSIVE INCOME
              For Three Months Ended September 30, 2000 and 1999
                                (Unaudited)
                          (dollars in thousands)



                                                      2000         1999
                                                   ----------   ----------

Net income (loss)                                  $    9,094   $   (7,062)

Other comprehensive (loss) income:
   Foreign currency translation adjustments            (7,723)       4,193
   Unrealized loss on securities                         (415)        (468)
                                                   ----------   ----------

   Other comprehensive (loss) income                   (8,138)       3,725
                                                   ----------   ----------

Total comprehensive income (loss)                  $      956   $   (3,337)
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 7

                         MERCER INTERNATIONAL INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)
                           (dollars in thousands)



                                                      2000         1999
                                                   ----------   ----------

Cash Flows from Operating Activities:
   Net income (loss)                               $   19,141   $   (9,773)
   Adjustments to reconcile net income (loss)
     from operations to cash
      Depreciation and amortization                    19,753       11,031
      Non-cash asset acquisitions                           -         (383)
                                                   ----------   ----------
                                                       23,538        3,418

Changes in current assets and liabilities
      Investments                                     (28,964)       5,213
      Inventories                                         858        2,939
      Receivables                                      (2,195)      (9,671)
      Accounts payable and accrued expenses             1,456       (4,470)
      Other                                              (611)      (2,932)
                                                   ----------   ----------
         Net cash provided by (used in) operating
           activities                                   9,438       (8,046)

Cash Flows from Investing Activities:
   Decrease in notes receivable, net                       11            -
   Purchase of available-for-sale investments            (859)           -
   Proceeds from sales of available-for-sale
     investments                                            -        2,315
   Purchase of fixed assets, net of investment
     grants                                            30,972     (181,182)
   Proceeds from sale of fixed assets                   8,892            -
   Other                                                    -            4
                                                   ----------   ----------
         Net cash provided by (used in) investing
           activities                                  39,016     (178,863)

Cash Flows from Financing Activities:
   Increase in indebtedness                             5,768      130,256
   Decrease in indebtedness                            (5,682)      (1,995)
   Net proceeds on issuance of shares of beneficial
     interest                                             957            -
   Payment of dividend                                      -         (834)
   (Decrease) increase in pulp mill conversion
      costs payable                                   (48,792)      11,854
                                                   ----------   ----------
         Net cash (used in) provided by financing
           activities                                 (47,749)     139,281

Effect of exchange rate changes on cash and
  cash equivalents                                       (542)      (4,496)
                                                   ----------   ----------

Net increase (decrease) in cash and cash
  equivalents                                             163      (52,124)

Cash and cash equivalents, beginning of period          1,722       53,250
                                                   ----------   ----------
Cash and cash equivalents, end of period           $    1,885   $    1,126
                                                   ==========   ==========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

                         MERCER INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR NINE MONTHS ENDED SEPTEMBER 30, 2000
                                (Unaudited)

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

Note 2.   Earnings Per Share

Earnings per share is computed on the basis of the weighted average number of shares outstanding during a period after considering convertible securities, warrants and options. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,763,538 and 16,280,267 for the nine months ended September 30, 2000 and 1999, respectively, and 16,808,769 and 16,628,986 for the three months ended September 30, 2000 and 1999, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 17,207,610 and 16,306,628 for the nine months ended September 30, 2000 and 1999, respectively, and 17,368,786 and 16,628,986 for the three months ended September 30, 2000 and 1999, respectively.

Note 3.   Disposition of Assets

Effective June 1, 2000, the Company sold its packaging paper mill located in Trebsen, Germany (the "Trebsen Facility") for approximately $8.9 million plus an amount equal to the net working capital associated with the Trebsen Facility.


FORM 10-Q
QUARTERLY REPORT - PAGE 9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the nine months and three months ended September 30, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

Based upon period average exchange rates, the U.S. dollar appreciated by approximately 14% against the deutschmark in the nine months ended September 30, 2000, compared to the same period of 1999, and by approximately 16% in the three months ended September 30, 2000, compared to the same period of 1999.

Effective June 1, 2000, the Company sold its packaging paper mill located in Trebsen, Germany (the "Trebsen Facility"). The Company's results of operations include the results of operations of the Trebsen Facility to June 1, 2000.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 2000

The following table sets forth selected sales data for the Company for the periods indicated:



                                           Nine Months Ended September 30,
                                           -------------------------------
                                              2000                 1999
                                           ----------           ----------
                                                     (unaudited)
                                                   (in thousands)

Sales by Product Class
Packaging papers                           $    8,758           $   13,285
Specialty papers                               25,374               22,436
Printing papers                                30,699               28,634
Pulp                                          110,766               39,678
                                           ----------           ----------
Total(1)                                   $  175,597           $  104,033
                                           ==========           ==========

Sales by Geographic Area
Germany                                    $   71,108           $   54,776
European Union(2)                              61,906               43,428
Other                                          42,583                5,829
                                           ----------           ----------
Total(1)                                   $  175,597           $  104,033
                                           ==========           ==========

Sales by Volume                                        (tonnes)
Packaging papers                               29,111               52,360
Specialty papers                               31,255               27,118
Printing papers                                44,427               43,043
Pulp                                          183,027               93,040
                                           ----------           ----------
Total(1)                                      287,820              215,561
                                           ==========           ==========
--------------------
(1)   Excluding intercompany sales.
(2)   Not including Germany.




FORM 10-Q
QUARTERLY REPORT - PAGE 10

In the nine months ended September 30, 2000, revenues increased by approximately 70% to $181.2 million from $106.6 million in the comparative period of 1999, primarily as a result of higher pulp sales. In the current period, pulp and paper revenues increased by approximately 69% from the comparable period of 1999, with pulp sales increasing by approximately 179%. The Company completed a project in late 1999 to convert the Company's pulp mill from the production of sulphite pulp to the production of kraft pulp and increase its annual production capacity from 160,000 tonnes to 280,000 tonnes (the "Conversion Project"). During the first nine months of 2000, the pulp mill ramped up production of kraft pulp, and by September 30, 2000 was operating at in excess of 95% of capacity.

In the nine months ended September 30, 2000, pulp sales were strong as a result of increased demand and low producer inventories. List prices for kraft pulp in Europe increased from approximately $600 per tonne at the end of 1999 to approximately $710 per tonne during the third quarter of 2000. Pulp sales in the current period increased to $110.8 million from $39.7 million in the comparable period of 1999. The Company undertook a planned nine-day maintenance and modification shutdown at its pulp mill in late-September 2000. The shutdown extended for an additional two days into October 2000.

In the first nine months of 2000, sales of specialty and printing papers increased as a result of increased demand, compared to the first nine months of 1999. Sales of packaging papers were lower as a result of the sale by the Company of the Trebsen Facility effective June 1, 2000. Overall, paper sales in the current period increased marginally to $64.8 million from $64.4 million in the comparable period of 1999. On average, paper prices realized by the Company in the nine months ended September 30, 2000 increased by approximately 18% compared to the same period in 1999.

Expenses increased to $162.0 million in the nine months ended September 30, 2000 from $116.4 million in the comparable period of 1999, primarily as a result of higher sales volumes and interest expense. On average, the Company's fibre costs for pulp production in the nine months ended September 30, 2000 increased by approximately 13% compared to the same period in 1999. Prices for waste paper, which following the sale of the Trebsen Facility comprises approximately 37% of the fibre for the Company's paper mills, increased substantially in the nine months ended September 30, 2000, compared to the same period of 1999. General and administrative expenses were $8.6 million in the nine months ended September 30, 2000, compared to $15.9 million in the comparable period of 1999.

Interest expense in the nine months ended September 30, 2000 increased to $10.6 million from $1.8 million in the comparable period of 1999, primarily as a result of indebtedness resulting from the Conversion Project. Interest costs in respect of the Conversion Project were capitalized in 1999.

For the nine months ended September 30, 2000, the Company reported net income of $19.1 million, or $1.11 per share on a diluted basis, compared to a net loss of $9.8 million, or $0.60 per share, in the comparable period of 1999.


FORM 10-Q
QUARTERLY REPORT - PAGE 11

RESULTS OF OPERATIONS - Three Months Ended September 30, 2000

The following table sets forth selected sales data for the Company for the periods indicated:



                                          Three Months Ended September 30,
                                          --------------------------------
                                             2000                 1999
                                          ------------         -----------
                                                    (unaudited)
                                                   (in thousands)

Sales by Product Class
Packaging papers                          $         -          $     4,387
Specialty papers                                8,514                7,425
Printing papers                                11,599                9,485
Pulp                                           40,666                8,006
                                          -----------          -----------
Total(1)                                  $    60,779          $    29,303
                                          ===========          ===========

Sales by Geographic Area
Germany                                   $    24,156          $    16,274
European Union(2)                              20,611               11,414
Other                                          16,012                1,615
                                          -----------          -----------
Total(1)                                  $    60,779          $    29,303
                                          ===========          ===========

Sales by Volume                                       (tonnes)
Packaging papers                                    -               17,373
Specialty papers                               10,199                9,081
Printing papers                                16,574               14,579
Pulp                                           63,775               18,586
                                          -----------          -----------
Total(1)                                       90,548               59,619
                                          ===========          ===========
--------------------
(1)   Excluding intercompany sales.
(2)   Not including Germany.




In the three months ended September 30, 2000, revenues increased by approximately 102% to $61.7 million from $30.5 million in the comparative period of 1999, primarily as a result of higher pulp sales. In the current period, pulp and paper revenues increased by approximately 107% from the comparable period of 1999, with pulp sales increasing by approximately 408%.

In the three months ended September 30, 2000, kraft pulp sales were strong as a result of increased demand and low producer inventories. List prices for kraft pulp in Europe increased from approximately $670 per tonne during the second quarter of 2000 to approximately $710 per tonne during the third quarter of 2000. Pulp sales in the current period increased to $40.7 million from $8.0 million in the comparable period of 1999. The Company undertook a planned nine-day maintenance and modification shutdown at its pulp mill in late-September 2000. The shutdown extended for an additional two days into October 2000.


FORM 10-Q
QUARTERLY REPORT - PAGE 12

In the three months ended September 30, 2000, sales of specialty and printing papers increased as a result of increased demand, compared to the three months ended September 30, 1999. Overall, paper sales in the current period decreased to $20.1 million from $21.3 million in the comparable period of 1999, as a result of the sale by the Company of the Trebsen Facility effective June 1, 2000. On average, paper prices realized by the Company in the three months ended September 30, 2000 increased by approximately 45% compared to the same period in 1999.

Expenses increased to $52.6 million in the three months ended September 30, 2000 from $37.6 million in the comparable period of 1999, primarily as a result of higher sales volumes and interest expense. On average, the Company's fibre costs for pulp production in the three months ended September 30, 2000 increased by approximately 23% compared to the same period in 1999. Prices for waste paper, which following the sale of the Trebsen Facility comprises approximately 37% of the fibre for the Company's paper mills, increased substantially in the three months ended September 30, 2000, compared to the same period of 1999. General and administrative expenses were $3.3 million in the three months ended September 30, 2000, compared to $6.0 million in the comparable period of 1999.

Interest expense in the three months ended September 30, 2000 increased to $3.5 million from $0.6 million in the comparable period of 1999, primarily as a result of indebtedness resulting from the Conversion Project. Interest costs in respect of the Conversion Project were capitalized in 1999.

For the three months ended September 30, 2000, the Company reported net income of $9.1 million, or $0.52 per share on a diluted basis, compared to a net loss of $7.1 million, or $0.42 per share, in the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of selected financial information concerning the Company for the periods indicated:



                                          As at                 As at
                                    September 30, 2000   December 31, 1999
                                    ------------------   -----------------
                                                  (unaudited)
                                                 (in thousands)

Financial Position
Working capital                        $   39,391         $   (47,040)
Total assets                              374,519             455,845
Long-term government debt                       -               5,490
Long-term debt - other                    211,399             227,673




At September 30, 2000, the Company's cash and cash equivalents totalled $1.9 million, a net increase of $0.2 million from $1.7 million at December 31, 1999. At September 30, 2000, the Company also had $11.3 million in restricted cash, consisting of cash on deposit to service payments on loans related to the Conversion Project, and short-term investments totalling $32.5 million.


FORM 10-Q
QUARTERLY REPORT - PAGE 13

Operating Activities

Operating activities provided cash of $9.4 million in the nine months ended September 30, 2000, compared to using cash of $8.0 million in the same period in 1999. An increase in accounts payable and accrued expenses provided cash of $1.5 million in the nine months ended September 30, 1999, compared to a decrease in accounts payable and accrued expenses using cash of $4.5 million in the nine months ended September 30, 1999. Lower inventories provided cash of $0.9 million in the nine months ended September 30, 2000, compared to $2.9 million in the nine months ended September 30, 1999. An increase in receivables used cash of $2.2 million in the current period, compared to $9.7 million in the comparative period of 1999.

Net purchases of investment securities used cash of $29.0 million in the nine months ended September 30, 2000, consisting primarily of funds intended to be used to service payments on loans related to the Conversion Project, compared to net sales of investment securities providing cash of $5.2 million in the comparative period of 1999.

Investing Activities

Investing activities in the nine months ended September 30, 2000 provided cash of $39.0 million, consisting primarily of governmental grants of $52.0 million received in connection with the Conversion Project in prior periods and paid to the Company in the current period, compared to using cash of $178.9 million in the nine months ended September 30, 1999. Proceeds from the sale of the Trebsen Facility provided cash of approximately $8.9 million in the nine months ended September 30, 2000.

The Company completed the Conversion Project in late 1999. In the nine months ended September 30, 2000, the Company incurred $16.5 million in expenditures related to the completion of the Conversion Project. The Conversion Project was financed through a combination of borrowings under a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.

Capital expenditures to upgrade the Company's paper mills used cash of approximately $3.3 million in the nine months ended September 30, 2000, including approximately $1.3 million to complete the installation of a new paper machine drive at the Company's Fahrbrucke paper mill.

In November 2000, the Company agreed to sell its printing paper mill located in Hainsberg, Germany (the "Hainsberg Facility") for approximately $4.0 million plus an amount equal to the net working capital associated with the Hainsberg Facility.

The Company is continuing to review its other paper operations to define a long-term core competency in respect of products produced in order that future investment may be directed towards that segment.


FORM 10-Q
QUARTERLY REPORT - PAGE 14

Financing Activities

Financing activities used cash of $47.7 million in the nine months ended September 30, 2000, primarily as a result of payments of accounts payable associated with the Conversion Project. Financing activities provided cash of $139.3 million in the nine months ended September 30, 1999.

The depreciation of the deutschmark against the U.S. dollar in the nine months ended September 30, 2000 resulted in an unrealized foreign exchange translation loss of $0.5 million on cash and cash equivalents, which is included in the Company's statement of comprehensive income and does not affect the Company's net earnings. See "Foreign Currency".

The Company applied approximately $5.2 million of the proceeds from the sale of the Trebsen Facility to repay and discharge in full governmental loans associated with the Trebsen Facility.

The Company has reached an understanding with its lenders and the federal and state governments to amend its loan facilities related to the Conversion Project to provide for facilities to effect currency swaps and hedging lines for currency futures and pulp futures. New loan documenetation is currently being prepared.

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

Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at September 30, 2000. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates prevailing during that period. In the nine months ended September 30, 2000, the depreciation of the deutschmark against the U.S. dollar resulted in a net $13.8 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $49.9 million at December 31, 1999 to $63.7 million at September 30, 2000.

The average and period ending exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:



                        Quarter Ended                   Quarter Ended
                     September 30, 2000              September 30, 1999
                  --------------------------      --------------------------
                  Period End  Period Average      Period End  Period Average
                  ----------  --------------      ----------  --------------

Rate of Exchange
Deutschmark         2.2119        2.1653            1.8377        1.8642



Based upon the period average exchange rate in the nine months ended September 30, 2000, the U.S. dollar increased by approximately 7% in value against the deutschmark since December 31, 1999.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 16

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

The implementation of the Stendal Project is currently expected to commence during the first half of 2001 and be completed by the end of 2003. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 11, 2000. At the meeting, Michel Arnulphy was elected a Class III Trustee of the Company for a three year term as follows:



                                                          ABSTENTIONS AND
                     VOTES FOR     VOTES WITHHELD        BROKER NON-VOTES
                     ---------     --------------        ----------------

Michel Arnulphy     13,061,232         30,095                     -




Jimmy S.H. Lee, C.S. Moon, Maarten Reidel and R. Ian Rigg continued their respective terms as Trustees of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                     Description
      -------                    -----------

        27        Article 5 - Financial Data Schedule for the 3rd Quarter
                  2000 Form 10-Q.

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


Date:  November 13, 2000


FORM 10-Q
QUARTERLY REPORT - PAGE 19

                               EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------

   27         Article 5 - Financial Data Schedule for the 3rd Quarter 2000
              Form 10-Q.