Form 10-K405
period 2000-12-31
MERCER INTERNATIONAL INC
filed 2001-04-02
CIK 75659

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

                  For the fiscal year ended December 31, 2000
                                       OR

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

                GIESSHUBELSTRASSE 15, ZURICH, SWITZERLAND, 8045
               ADDRESS OF PRINCIPAL EXECUTIVE OFFICE    ZIP CODE

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

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 27, 2001 was approximately $61,557,480. The last reported sale price of the common shares of beneficial interest on the NASDAQ Stock Market's National Market on March 27, 2001 was $7.19 per share.

    As of March 27, 2001, the Registrant had 16,794,899 common shares of beneficial interest, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the Annual Meeting of Shareholders to be held
July 10, 2001 is incorporated by reference in Part III hereof. Certain exhibits in Part IV of this Form 10-K are incorporated by reference from prior filings made by the Registrant under the SECURITIES ACT OF 1933, as amended, and the SECURITIES EXCHANGE ACT OF 1934, as amended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
                                PART I
Item 1.    BUSINESS....................................................          4
           The Company.................................................          4
           Products....................................................          5
           Sales, Marketing and Distribution...........................          6
           Fibre.......................................................          7
           Capital Expenditures and Government Financing...............          8
           Pulp Mill Conversion Project................................          9
           Stendal Pulp Mill Project...................................         11
           Environmental...............................................         12
           Human Resources.............................................         13
Item 2.    PROPERTIES..................................................         13
Item 3.    LEGAL PROCEEDINGS...........................................         15
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........         15

                                PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.......................................         16
Item 6.    SELECTED FINANCIAL DATA.....................................         17
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION..................................         18
           Results of Operations.......................................         18
             Year Ended December 31, 2000 Compared to the Year Ended
               December 31, 1999.......................................         19
             Year Ended December 31, 1999 Compared to the Year Ended
               December 31, 1998.......................................         20
           Liquidity and Capital Resources.............................         21
             Operating Activities......................................         21
             Investing Activities......................................         21
             Financing Activities......................................         21
           Foreign Currency............................................         22
           Cyclical Nature of Business; Competitive Position...........         22
           Stendal Pulp Mill Project Uncertainties.....................         23
           Inflation...................................................         23
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK...............................................         23
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................         26
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..................................         26

                               PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........         27
Item 11.   EXECUTIVE COMPENSATION......................................         27
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT............................................         27
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............         27

                                PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K..................................................         28
           Financial Statements........................................         30
           Supplementary Financial Information.........................         50
           SIGNATURES..................................................         51

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

    In this document: (i) unless the context otherwise requires, the "Company" or "Mercer" refers to Mercer International Inc. and its subsidiaries; (ii) a "tonne" is one metric ton or 2,204.6 pounds; (iii) "DM" refers to deutschmarks, the lawful currency of Germany; and (iv) foreign assets and liabilities denominated in DM have been translated to U.S. dollars at the December 31, 2000 rate of exchange of DM 2.0821 to $1.00, and revenues and expenses denominated in DM have been translated to U.S. dollars at the average rate of exchange throughout 2000 of DM 2.1242 to $1.00.

    Mercer is a pulp and paper company headquartered in Zurich, Switzerland, with operations primarily located in Germany. The Company's pulp operations are conducted through Spezialpapierfabrik Blankenstein GmbH (formerly called Zellstoff-und Papierfabrik Rosenthal GmbH) and its affiliates ("SPB") and its paper operations are conducted through Dresden Papier GmbH (formerly called Dresden Papier AG) and its affiliates ("DPAG"), all of which are wholly-owned subsidiaries of Mercer. The Company previously also operated in the financial services segment until June 1996, when it completed the spin-off of its financial services business to its shareholders by use of a special dividend.

    The Company currently employs approximately 749 people. Its manufacturing plants consist of a pulp mill (the "Pulp mill") with an annual production capacity of approximately 280,000 tonnes that produces softwood kraft (sulphate) pulp and two paper mills (the "Paper mills") with an aggregate annual production capacity of approximately 85,000 tonnes that produce printing and specialty papers.

    In 1999, the Company completed a major capital project to convert the Pulp mill from the production of sulphite pulp to kraft pulp and increased its annual production capacity from approximately 160,000 tonnes to approximately
280,000 tonnes (the "Conversion Project"). As a result, the Pulp mill is the only market kraft pulp manufacturing facility in Germany. The Conversion Project resulted in the Pulp mill taking approximately 4 1/2 months of downtime between August and December 1999. The Pulp mill was successfully re-started in December 1999, ramped up production in early 2000 and has operated in excess of 90% of capacity since the beginning of the second quarter of 2000. The aggregate cost of the Conversion Project was approximately $385.7 million. See "Business--Pulp Mill Conversion Project".

    Over the last five years, the Company has expended an aggregate of approximately $438.6 million on capital investments on plant upgrades at its mills to improve efficiency, reduce effluent discharges and emissions and modernize its manufacturing plants. Approximately $108.1 million of such capital investments were financed through non-refundable government grants.

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

    Pursuant to its focus on its core operations, in 1998, the Company completed the sale of its packaging paper mill in Greiz and its carton paper mill in Raschau which had been leased to another party since 1995. In the fourth quarter of 1999, the Company took a special charge of $19.1 million relating to its paper operations, as it intended to pursue strategic alternatives for certain of its paper mills. Effective June 2000, the Company sold its packaging paper mill located in Trebsen, Germany. Effective November 2000, the Company sold its printing paper mill located in Hainsberg, Germany. The Company used proceeds resulting from the dispositions to reduce indebtedness and fund working capital and capital expenditures.

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

    The corporate strategy of the Company is to expand its asset and earnings base both in Europe and internationally through the acquisition of interests in companies and assets in the pulp and paper and related businesses. Effective January 2000, the Company agreed, subject to certain conditions, to acquire a controlling interest in a "greenfield" project to construct and operate a 550,000-tonne softwood kraft pulp mill (the "Stendal mill") to be located at Stendal, Germany (the "Stendal Project"). The Company's participation in the Stendal Project is subject to, among other things, completion of due diligence and the Stendal Project itself is subject to, among other things, financing. The Stendal Project is currently estimated to cost approximately
DM 1,600.0 million (or $768.5 million) and to be completed in 2004. See "Business--Stendal Pulp Mill Project".

PRODUCTS

    The Company manufactures and sells softwood kraft pulp and two primary classes of paper products. The Company's products are produced from both virgin fibre, being wood chips and pulpwood, and recycled fibre, being waste paper. The Company's manufacturing plants are all located in Germany in the States of Saxony and Thuringia. The Pulp mill is situated near the town of Blankenstein and has an annual production capacity of approximately 280,000 tonnes. The Paper mills are located at Heidenau and Fahrbrucke and have an aggregate annual production capacity of approximately 85,000 tonnes.

    The following table sets out the Company's primary classes of paper products and the mills at which they are produced:

PAPER PRODUCT CLASS                 MILL                      PRODUCT DESCRIPTION
-------------------                 ----                      -------------------
Specialty Paper...................  Heidenau                  Coated and uncoated wallpaper.
                                    Fahrbrucke                Greaseproof paper.

Printing Paper....................  Fahrbrucke                Woodfree printing and writing paper.

    Pulp is generally classified according to fibre type, the process used and the degree to which it is bleached. In December 1999, the Company completed the conversion of the Pulp mill to produce kraft pulp. The Pulp mill ramped up production in early 2000 and has operated in excess of 90% of capacity since the beginning of the second quarter of 2000. The kraft pulp now produced at the Pulp mill is a long-fibred softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulpwood. Kraft pulp is noted for its strength, whiteness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper related products. A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Pulp mill has the capability of producing both "totally chlorine free" ("TCF") and "elemental-chlorine free" ("ECF") pulp. TCF pulp is bleached to a high brightness using oxygen and hydrogen peroxide as bleaching agents, whereas ECF pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent.

SALES, MARKETING AND DISTRIBUTION

    The Company's paper sales and marketing operations focus primarily on western European countries and are responsible for the majority of the Company's paper sales. In 2000, paper sales conducted through agents were approximately 29% of total paper sales, compared to approximately 32% in 1999 and 29% in 1998. The majority of the Company's paper products are sold to printers and wallpaper manufacturers.

    Most of the Company's kraft pulp sales in Western Europe are handled through a sales agency agreement with Oy Metsa Botnia Ab, a member of the Metsa Group of Finland. Such sales comprised approximately 42% of the Company's total pulp sales in 2000 and are currently expected to comprise approximately 45-60% over the next two years. Sales and marketing in other countries are conducted by the Company's own sales staff through other independent agents. The Company's kraft pulp is sold principally to tissue and paper mills.

    Pulp and paper sales are made on terms customary to the industry. At December 31, 2000, there were no material payment delinquencies. The Company's products are delivered to market by truck, rail and ship.

    The distribution of the Company's sales by volume, product class and geographic area is set out in the following table for the periods indicated:

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             2000           1999           1998
                                                           --------       --------       --------
                                                                          (TONNES)
SALES BY VOLUME
Papers
  Packaging Papers.......................................    29,111(1)      68,615         91,157(2)
  Specialty Papers.......................................    41,422         36,518         36,001
  Printing Papers........................................    53,552(3)      57,714         56,866
                                                           --------       --------       --------
    Total Papers.........................................   124,085        162,847        184,024
                                                           --------       --------       --------
Pulp.....................................................   239,552         94,523(4)     145,451
                                                           --------       --------       --------
Total(5).................................................   363,637        257,370        329,475
                                                           ========       ========       ========

                                                                       (IN THOUSANDS)
SALES BY PRODUCT CLASS
Papers
  Packaging Papers.......................................  $  8,758(1)    $ 17,822       $ 24,722(2)
  Specialty Papers.......................................    33,112         29,658         30,401
  Printing Papers........................................    36,708(3)      38,010         41,192
                                                           --------       --------       --------
    Total Papers.........................................    78,578         85,490         96,315
                                                           --------       --------       --------
Pulp.....................................................   147,048         40,080(4)      69,918
                                                           --------       --------       --------
Total(5).................................................  $225,626       $125,570       $166,233
                                                           ========       ========       ========
SALES BY GEOGRAPHIC AREA
Germany..................................................  $ 95,376       $ 72,129       $ 89,829
European Union(6)........................................    76,827         47,498         65,806
Eastern Europe and Other.................................    53,423          5,943         10,598
                                                           --------       --------       --------
Total(5).................................................  $225,626       $125,570       $166,233
                                                           ========       ========       ========

------------------------

(1) The Company sold its packaging paper mill in Trebsen effective June 2000. Paper sales from the Trebsen mill prior to its sale are included in the Company's results of operations for 2000. The

    Trebsen mill sold approximately 29,111 tonnes of packaging paper for approximately $8.8 million in 2000.

(2) The Company sold its packaging paper mill in Greiz effective July 1998. Paper sales from the Greiz mill prior to its sale are included in the Company's results of operations for 1998. The Greiz mill sold approximately 25,490 tonnes of packaging paper for approximately $7.2 million in 1998.

(3) The Company sold its printing paper mill in Hainsberg effective
    November 2000. Paper sales from the Hainsberg mill prior to its sale are included in the Company's results of operations for 2000. The Hainsberg mill sold approximately 24,964 tonnes of printing paper for approximately
    $15.5 million in 2000.

(4) The Company converted its Pulp mill from the production of sulphite pulp to the production of kraft pulp in 1999 and took approximately 4 1/2 months of downtime.

(5) Excluding intercompany sales of 1,893, 201 and 1,072 tonnes of pulp in 2000, 1999 and 1998, respectively.

(6) Not including Germany.

    The following charts illustrate the geographic distribution of the Company's sales for the periods indicated:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Year Ended December 31, 2000

Germany                   42.3%
Eastern Europe and Other  23.7%
European(1) Union         34.0%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Year Ended December 31, 1999

Germany                   57.5%
Eastern Europe and Other   4.7%
European(1) Union         37.8%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Year Ended December 31, 1998

Germany                   54.0%
Eastern Europe and Other   6.4%
European(1) Union         39.6%

------------------------

(1) Not including Germany.

    In 2000, one customer as a group accounted for approximately 27% of the Company's pulp and paper sales, while in 1999 and 1998, no single customer accounted for more than 10% of the Company's pulp and paper sales. The Company's sales are not dependent upon a single customer or upon a concentrated group of major customers. The loss of any one customer would not have a material adverse effect on the Company.

FIBRE

    The fibre used by the Paper mills consists of waste paper (recycled paper) and pulp, which are cyclical in both price and supply. The cost of such fibre is primarily affected by the supply and demand for paper and pulp. Approximately 25% of the fibre used in the Company's paper operations consists of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp fibre. The remaining 75% of the fibre is made up of market pulps and chemical additives, both of which are available at market prices from various suppliers throughout Europe. In 2000, the Paper mills consumed approximately 70,505 tonnes of waste paper.

    The fibre used by the Pulp mill consists of wood chips produced by local sawmills and pulpwood, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulpwood processed especially for this purpose. Pulpwood consists of lower quality logs not used in the production of lumber. The costs of wood chips and pulpwood are primarily affected by the supply and demand for lumber. The Pulp mill is situated in a region which offers a stable fibre supply. The wood chips are procured from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometre radius of the Pulp mill. Within this radius, the Pulp mill is by far the largest consumer of wood chips. Wood chips are normally procured from sawmills pursuant to one year supply contracts, which provide for quarterly price adjustments. Pulpwood is partly procured from the state forest agency in Thuringia on a contract basis and partly from private holders. The Pulp mill's fibre requirements are handled and procured primarily by SCA Holz (formerly PWA Holz), which is the largest wood procurement company in Germany and handles a total volume of approximately five million cubic metres per year. In 2000, the Pulp mill consumed approximately 1,367,987 cubic metres of fibre comprised of approximately 925,937 cubic metres of wood chips and 442,050 cubic metres of pulpwood.

    The Conversion Project increased the annual production capacity of the Pulp mill from approximately 160,000 tonnes to approximately 280,000 tonnes. The additional fibre necessary for the increase in production has been met primarily from the Company's existing fibre sources. In late 1998, the Company entered into a fixed price contract to secure approximately 35% of the Pulp mill's requirements for wood chips to the end of 2002. While fibre costs and supply are subject to cyclical changes, the Company expects that it will be able to obtain an adequate supply of fibre on reasonably satisfactory terms due to the location of the Pulp mill and its long-term relationships with suppliers.

CAPITAL EXPENDITURES AND GOVERNMENT FINANCING

    In 2000, the Company continued with its capital investment programs designed to improve efficiency, reduce effluent discharges and emissions and increase production capacity at its manufacturing plants. Such capital investments were partially financed through non-refundable grants made available by German federal and state governments and were used to offset certain wastewater fees.

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

    The capital investments made by the Company to reduce effluent discharges have been applied to offset wastewater fees that would otherwise be payable. At December 31, 2000, the aggregate wastewater fees saved by the Company over the last five years as a result of environmental capital expenditures were approximately $18.7 million. See "Business--Environmental".

    The following table sets out the Company's capital expenditures and non-refundable grants recorded for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                              TOTAL          2000          1999          1998          1997          1996
                             --------      --------      --------      --------      --------      --------
                                                             (IN THOUSANDS)
Capital expenditures.......  $438,604(1)   $24,884(2)    $289,110(4)   $85,954(6)    $14,791(8)    $23,865
                             ========      =======       ========      =======       =======       =======
Non-refundable grants......  $108,070      $50,967(3)    $ 33,927(5)   $16,125(7)    $ 1,723       $ 5,328
                             ========      =======       ========      =======       =======       =======

------------------------

(1) Over the last five years, aggregate wastewater fees saved by the Company as a result of environmental capital expenditures were approximately
    $18.7 million.

(2) $16.1 million was related to the Conversion Project.

(3) $50.4 million was related to the Conversion Project.

(4) $281.6 million was related to the Conversion Project.

(5) $32.7 million was related to the Conversion Project.

(6) $82.2 million was related to the Conversion Project.

(7) $16.0 million was related to the Conversion Project.

(8) $5.9 million was related to the Conversion Project.

    Capital investments in 2000 included a variety of smaller projects, the largest of which was the installation of a new paper machine drive at the Fahrbrucke mill at a cost of approximately $1.3 million. The Company anticipates that capital investments at its Paper mills for maintenance and environmental projects will total approximately $2.3 million in 2001. The Company is reviewing a number of strategic initiatives designed to upgrade the product mix at the Paper mills and enhance returns.

    Pursuant to the terms of their acquisition from Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS"), the privatization agency of the German government, the Company's pulp and paper operations were obligated to make a predetermined amount of capital investments, maintain certain employment levels for specified periods and, in the event of the sale of certain assets or businesses prior to certain periods, pay a portion of the proceeds to BVS. The obligations in respect of the Company's pulp operations expired on December 31, 1998. The obligations in respect of the Company's paper operations expired on December 31, 1996, except that in 1998 the Company agreed with BVS to make further capital investments of at least $7.2 million on or before April 30, 2000. The Company completed these obligations in 2000.

PULP MILL CONVERSION PROJECT

    In December 1999, the Company completed the Conversion Project to convert the Pulp mill to the production of kraft pulp and increase its annual production capacity to approximately 280,000 tonnes. The Conversion Project has also substantially reduced effluent and sulphur dioxide emissions and reduced energy costs. In connection with the Conversion Project, the Pulp mill took approximately 4 1/2 months of downtime commencing in August 1999 and operations were successfully re-started in December 1999. The Pulp mill ramped up production in early 2000 and has operated in excess of 90% of capacity since the beginning of the second quarter of 2000.

    The Pulp mill is the only producer of market kraft pulp in Germany. Kraft pulp is primarily used in the production of paper, tissues and paper related products. Kraft pulp is the main type of pulp imported and sold in the European market and Germany is the most significant pulp market in Europe. As a result, the majority of the Company's kraft pulp production is sold in the European market, with Germany comprising a significant portion of sales.

    The aggregate costs of the Conversion Project, including project financing, capitalized interest of approximately $15.2 million and related costs and an amount for contingencies, were approximately $385.7 million. The Conversion Project was financed through a combination of a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.

    In 1998, SPB entered into a project loan agreement, as amended (the "Project Loan Agreement") having a 15 year term with a German bank (the "Bank") and other syndicated lenders (the "Lenders"), in the aggregate amount of DM 508.0 million ($244.0 million) (the "Loan Facility"), to finance the Conversion Project. The following summary of the material provisions of the Project Loan Agreement is not complete and such provisions, including definitions of certain terms, are qualified by reference to the Project Loan Agreement and the applicable amendment agreements.

    The Loan Facility of DM 508.0 million ($244.0 million) included a main facility of DM 453.0 million ($217.6 million) for costs and expenses associated with the project (the "General Tranche"), a working capital facility (the "Working Capital Tranche") of DM 28.0 million ($13.4 million) which could also be utilized by SPB for project costs, and a cost overrun facility (the "Cost Overrun Tranche") of DM 27.0 million ($13.0 million). The Cost Overrun Tranche was never utilized by SPB. As a result of the Conversion Project being completed, SPB agreed in December 2000 in amendment agreement No. 4 (the "Amendment Agreement") to the Project Loan Agreement not to draw down the Cost Overrun Tranche.

    Pursuant to the Project Loan Agreement, SPB deposited DM 25 million into a restricted account (the "Overrun Account") with the Lenders in 1998 to fund cost overruns, if any, for the project. Pursuant to the Amendment Agreement, the Lenders agreed to release SPB from its fixed-term deposit, if and to the extent that SPB makes available this amount for the purposes of financing a portion of the required balance on the debt service reserve account (the "Debt Service Reserve Account") pledged in favour of the Lenders under the Project Loan Agreement. SPB's obligation to provide further equity of up to DM 25.0 million ($12.0 million) when needed to prevent the occurrence of bankruptcy or similar proceedings will remain unaffected.

    The parties to the Amendment Agreement agreed that the amount of the required balance on the Debt Service Reserve Account will be increased, as from March 31, 2002, by an additional reserve amount of up to DM 10.0 million
($4.8 million). This amount is to be comprised of annual transfers to the Debt Service Reserve Account of 15% of the balance of all amounts distributable to SPB which are credited at any repayment date to the proceeds account (the "Proceeds Account") pledged by SPB in favour of the Lenders under the Project Loan Agreement.

    The parties to the Amendment Agreement also agreed that all amounts credited to the Proceeds Account and the Debt Service Reserve Account may be invested by SPB in short-term debt instruments that have been given a short-term rating of A1 or a long-term rating of A- or higher by Standard & Poor's Corporation, or a corresponding rating by another recognized rating agency.

    The Bank agreed in the Amendment Agreement to grant to SPB a facility by way of bank guarantee in the amount of up to DM 5.0 million ($2.4 million).

    The German federal government and the state government of Thuringia provided a guarantee (the "Governmental Guarantee") for 80% of the Loan Facility and the Loan Facility is also secured by liens on substantially all of the assets of SPB. In addition to the Governmental Guarantee, the state government of Thuringia agreed to provide governmental grants of DM 144.0 million in respect of the project. These grants are non-repayable provided that SPB maintains certain employment levels for a period of five years after the completion of the project. In addition, the German federal government agreed to provide, under existing programs, non-repayable investment subsidies and grants totalling
DM 53.0 million in respect of
the project. To December 31, 2000, SPB had received government grants totalling approximately $99.1 million. Such grants are applied to reduce the costs of the assets acquired with the same.

    As provided for in the Loan Facility, an aggregate of DM 290.0 million ($139.3 million) was drawn as at December 31, 2000 by SPB pursuant to special credit programs (the "Special Credits") established by certain German public banks for projects which enhance environmental performance. The amounts drawn as Special Credits are part of the overall Loan Facility and repayment structure. The rates of interest for the Special Credits are fixed for the first 10 years at an annual amount equal to the Lenders' costs of such funds. The rate of interest will be adjusted and reset after 10 years for the balance of the term. These Special Credits permit qualifying borrowers to borrow money at favourable rates of interest.

    The rate of interest for the Loan Facility (other than for amounts drawn as Special Credits) is an amount equal to the three or six month LIBOR rates for DM plus a margin of between 60 and 75 basis points. In connection with the Loan Facility, SPB paid to the Lenders a 1% up front commitment/loan fee, and has been paying a quarterly standby fee of 0.375% on the undrawn portions of the Loan Facility less the amount of Special Credits and certain annual administration fees during the term of the Loan Facility.

    The Loan Facility was available for drawdown by SPB until the earlier of the official completion of the Conversion Project (as determined under the Project Loan Agreement) or February 28, 2001. Pursuant to the Amendment Agreement, the parties agreed that the completion date for the Conversion Project was June 30, 2000. Repayment of the General Tranche commences on March 31, 2001 with semi-annual payments on each of March 31 and September 30 thereafter until final maturity on September 30, 2013. The actual amounts of repayments will be based upon a percentage of SPB's overall debt service profile. The Working Capital Tranche will mature on the seventh anniversary of its initial drawdown and is to be repaid in four equal annual installments commencing on September 30 of the fourth calendar year after the first drawdown thereunder. As at December 31, 2000, DM 481.0 million ($231.0 million) had been drawn under the Loan Facility in respect of the Conversion Project.

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

    The Amendment Agreement is subject to the final approval of the guarantors under the Loan Agreement and the execution of the agreements referred to in annexes 1, 3, 5 and 6 of the Amendment Agreement. Such approval and execution is expected to be completed in the first half of 2001.

STENDAL PULP MILL PROJECT

    Effective January 2000, the Company entered into a subscription agreement with Zellstoff Stendal GmbH ("ZSG") and its three founding shareholders to acquire an initial 25% interest in ZSG, which will be increased to a 50.1% interest subject to certain conditions. ZSG is a project company formed to construct an approximately DM 1,600.0 million ($768.5 million) "greenfield" 550,000-tonne softwood kraft pulp mill near the town of Stendal, in the German State of Sachsen-Anhalt. The other shareholders of ZSG are Altmark-Industrie AG, Thyssen Rheinstahl Technik GmbH, a subsidiary of ThyssenKrupp AG of Germany, and Tessag Industrie-Anlagen GmbH, a subsidiary of RWE, a leading German power company.

    Under the terms of the subscription agreement, the Company has initially subscribed for a 25% interest in ZSG for a nominal sum, with the intention to increase this to a 50.1% ownership position with an additional contribution of approximately DM 80.2 million ($38.5 million). The increase in ownership is subject to certain conditions, including the entering into of a formal shareholders' agreement and the completion of the Company's due diligence. ZSG has already received the necessary permits for the construction of the Stendal mill, as well as commitments for German federal and state grants and subsidies. The implementation of the Stendal Project is expected to commence at the end of 2001 and be completed in 2004.

    The Stendal mill will be located approximately 350 kilometres from the Company's Pulp mill. As a result, the Company believes it will be able to realize significant operating synergies between the two operations, particularly in the area of raw material costs, production engineering and marketing.

    When completed, the Stendal mill is anticipated to be the largest pulp facility in Germany and only the second market kraft pulp mill in Germany, both of which will be owned by the Company. Furthermore, the Company anticipates that the addition of production from the Stendal mill will allow the Company to expand its customer base, as its two pulp mills will produce slightly different grades of softwood kraft pulp. Germany is the largest importer of market pulp in Europe.

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

ENVIRONMENTAL

    The Company's operations are subject to a broad range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, the Company has devoted significant financial and management resources to comply with all applicable environmental laws and regulations. The Company's total capital expenditures on environmental projects, excluding those incurred in connection with the Conversion Project, were approximately $0.8 million in 2000 and are expected to be approximately $2.4 million in 2001.

    The Company believes its operations are currently in substantial compliance with the requirements of all applicable environmental legislation and regulations and its respective operating permits.

    In January 2000, the Company completed construction of a wastewater treatment plan on land owned by the Company at the Heidenau mill, at a cost of approximately $1.9 million.

    The Pulp mill has a relatively modern biological wastewater treatment and oxygen bleaching facility. The Company has reduced its levels of AOX (Adsorbable Organic Halogen) discharge to 0.02 kilograms per tonne of pulp produced, which is in compliance with State regulations with respect to effluent discharges. Effective January 1, 2001, the Pulp mill is required to maintain levels of COD (Chemical Oxygen Demand) discharge at the Pulp mill below 25 kilograms per tonne. The Pulp mill is currently in compliance with these levels of COD discharge. The Company will continue to modify its wastewater and bleaching facilities at the Pulp mill to meet or exceed prescribed regulations, which have been further enhanced as a result of the Conversion Project.

    Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of such expenditures against the wastewater fees that would otherwise be payable. As a result, at December 31, 2000, the aggregate wastewater fees saved by the Company as a result of environmental capital expenditures made at the manufacturing plants were approximately $4.1 million. The Company expects that its capital investment programs for its manufacturing plants will offset the full amount of wastewater fees that may be payable in respect of 2000 and 2001 and will ensure that its operations continue in substantial compliance with prescribed standards.

    The Company periodically performs environmental audits of operational sites and procedures both with Company personnel and outside consultants.

HUMAN RESOURCES

    The Company currently employs approximately 749 people, of which approximately 222 are engaged in paper operations and approximately 524 in pulp operations, including the Company's transportation subsidiary. In connection with the Conversion Project, the Company has agreed with State government authorities to maintain at least 504 jobs at its pulp operations until June 30, 2005. The Company also established a transportation subsidiary to deliver raw materials for the production of pulp to the Pulp mill and deliver pulp products to its customers.

    The majority of the Company's employees are represented by the Industriegewerkschaft Bergbau-Chemie-Energie (the "IG-BCE"), a national union which represents pulp and paper workers in Germany. In 1998, the labour agreement for workers at the Company's Paper mills was renewed until the end of 1999, upon terms which provided for wage increases of 1.2% in October 1998, 1.3% in July 1999 and 1.3% in December 1999. A new agreement was reached in 1999 upon terms which provide for wage increases of 1.5% in July 2000 and January 2001. The new agreement will expire April 30, 2001 and the Company expects negotiations on a new agreement to take place in May 2001.

    In 1997, the Company entered into a new five year labour agreement with its pulp workers which provides for, among other things, wage increases of 1.5% in September 1997, 2.0% in January 1998, 1.5% in August 1998, and 2.5% in
January 1999 and 2000, respectively; a profit sharing plan; and the Company to maintain its existing employment levels until December 31, 2002. The labour agreement established a wage rate that will be approximately 95% of the union wage rate in 2001 for pulp workers in western Germany and at par with such rate by 2002.

ITEM 2.  PROPERTIES

    The Company's corporate head office is located in Zurich, Switzerland and is leased. The Company also maintains offices in Germany which are owned.

    The Company's Paper mills and the Pulp mill are located in Germany in the States of Saxony and Thuringia. All of the mills are situated on property owned by the Company. Both of the Paper mills operate their own power plants to produce electricity and steam.

    The Heidenau paper mill serves as headquarters for the Company's pulp and paper operations. It produces specialty papers and has an annual production capacity of 45,000 tonnes. The Fahrbrucke mill produces both specialty and printing papers and has an annual production capacity of 40,000 tonnes. The Fahrbrucke mill uses virgin fibre in producing various grades of printing papers.

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

    The following table sets out, by primary product class, the production capacity and actual production of the Company for the periods indicated:

                                                                                  PRODUCTION
                                                                    --------------------------------------
                                                                           YEARS ENDED DECEMBER 31,
                                            ANNUAL PRODUCTION       --------------------------------------
PRODUCT CLASS                                  CAPACITY(1)            2000           1999           1998
-------------                               -----------------       --------       --------       --------
                                                                       (TONNES)
Papers
  Packaging Papers........................            --(2)          28,762(3)      67,301         96,614(4)
  Specialty Papers........................        45,000             41,881         35,650         37,372
  Printing Papers.........................        40,000(5)          53,601(6)      56,983         57,274
                                                 -------            -------        -------        -------
    Total Papers..........................        85,000            124,244        159,934        191,260
                                                 -------            -------        -------        -------
Pulp......................................       280,000            251,743         88,675(7)     150,381
                                                 -------            -------        -------        -------
Total.....................................       365,000            375,987        248,609        341,641
                                                 =======            =======        =======        =======

------------------------

(1) Capacity is stated upon the rated capacity of the plants as at December 31, 2000, which is based upon production for 365 days a year. Actual production is generally based upon 340 days per year for the Paper mills and 353 days per year for the Pulp mill.

(2) The Company sold its packaging paper mill located in Trebsen, Germany effective June 2000.

(3) Includes production of approximately 28,762 tonnes from the Trebsen mill prior to its sale effective June 2000.

(4) Includes production of approximately 24,612 tonnes from the Greiz mill prior to its sale effective July 1998.

(5) The Company sold its printing paper mill located in Hainsberg, Germany effective November 2000.

(6) Includes production of approximately 25,463 tonnes from the Hainsberg mill prior to its sale effective November 2000.

(7) The Company converted its Pulp mill from the production of sulphite pulp to the production of kraft pulp in 1999 and took approximately 4 1/2 months of downtime.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) MARKET INFORMATION. The Company's shares of beneficial interest trade on the NASDAQ Stock Market's National Market under the symbol "MERCS" and on EASDAQ under the symbol "MERC". The following table sets forth the quarterly high and low closing prices on NASDAQ for the two years ended December 31, 1999 and 2000, and for the period ended March 27, 2001:

FISCAL QUARTER ENDED                                            HIGH       LOW
--------------------                                          --------   --------
1999
March 31....................................................   $ 7.75     $6.03
June 30.....................................................   $ 7.25     $5.47
September 30................................................   $ 5.78     $3.72
December 31.................................................   $ 5.06     $3.72

2000
March 31....................................................   $ 9.00     $4.50
June 30.....................................................   $ 9.75     $7.50
September 30................................................   $11.06     $7.56
December 31.................................................   $ 8.00     $5.75

2001
Period ended March 27.......................................   $ 9.00     $6.29

    (b) SHAREHOLDER INFORMATION. As of March 27, 2001, there were approximately 602 holders of record of the Company's shares and a total of 16,794,899 shares were outstanding.

    (c) DIVIDEND INFORMATION. In 1997, the Company resolved, subject to, among other things, the availability of earnings and its anticipated cash requirements, to pay regular dividends on its shares of beneficial interest. The first dividend in the amount of $0.03 per share was paid on May 9, 1997 to shareholders of record as of April 30, 1997. In 1998, the Company paid a cash dividend of $0.04 per share to shareholders of record as of April 30, 1998. In 1999, the Company paid a dividend of $0.05 per share to shareholders of record as of April 30, 1999. The Company did not pay a dividend on its shares of beneficial interest in 2000. The actual timing, payment and amount of future dividends paid by the Company will be determined by the board of trustees of the Company from time to time based upon, among other things, the cash flow, results of operations and financial condition of the Company, the need for funds to finance ongoing operations and such other business considerations as the board of trustees of the Company considers relevant.

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

                                                      YEARS ENDED DECEMBER 31,
                              ------------------------------------------------------------------------
                                2000           1999           1998             1997             1996
                              --------       --------       --------         --------         --------
                                            (IN THOUSANDS, OTHER THAN PER SHARE AMOUNTS)
Revenues....................  $236,202       $127,867       $174,896         $184,107         $186,729(1)
Net income (loss) from
  continuing operations.....  $ 29,474       $(38,109)(2)   $  9,012         $(32,623)(3)     $ 15,557
Net income (loss) from
  continuing operations, per
  common share,
  Basic.....................  $   1.76       $  (2.33)(2)   $   0.59         $  (2.18)(3)     $   1.12
  Diluted...................  $   1.72       $  (2.33)(2)   $   0.59         $  (2.18)(3)     $   1.12
Weighted average common
  shares outstanding,
  Basic.....................    16,779         16,390         15,352           14,995           13,829
  Diluted...................    17,144         16,390         15,384           14,995           13,957
Current assets..............  $ 92,881       $ 69,116       $121,716         $100,384         $132,651
Current liabilities.........  $ 66,216       $116,156       $ 56,695         $ 57,753         $ 71,129
Working capital.............  $ 26,665       $(47,040)      $ 65,021         $ 42,631         $ 61,522
Total assets................  $403,659       $455,845       $333,284         $210,294         $296,980(1)
Long-term liabilities.......  $212,036       $236,669       $123,570         $ 17,066         $ 31,312
Shareholders' equity........  $125,407       $103,020       $153,019         $135,475         $194,539(1)(4)
Cash dividends..............  $     --       $    834       $    610         $    450         $     --
Cash dividends per share....  $     --       $   0.05       $   0.04         $   0.03         $     --

------------------------

(1) Excludes spun-off operations.

(2) Net loss from continuing operations before the special charge was $16.0 million, or $0.97 per share.

(3) Net income from continuing operations before the special charge was $15.8 million, or $1.06 per share.

(4) After stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion and analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The following management discussion and analysis of financial condition and results of operations are based upon the restated financial statements for all prior years as aforesaid.

RESULTS OF OPERATIONS

    Selected sales data for the Company for each of the last three years is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             2000           1999           1998
                                                           --------       --------       --------
                                                                       (IN THOUSANDS)
SALES BY PRODUCT CLASS
Papers
  Packaging Papers.......................................  $  8,758(1)    $ 17,822       $ 24,722(2)
  Specialty Papers.......................................    33,112         29,658         30,401
  Printing Papers........................................    36,708(3)      38,010         41,192
                                                           --------       --------       --------
    Total Papers.........................................    78,578         85,490         96,315
                                                           --------       --------       --------
Pulp.....................................................   147,048         40,080         69,918
                                                           --------       --------       --------
Total....................................................  $225,626       $125,570       $166,233
                                                           ========       ========       ========
SALES BY VOLUME                                                           (TONNES)
Papers
  Packaging Papers.......................................    29,111(1)      68,615         91,157(2)
  Specialty Papers.......................................    41,422         36,518         36,001
  Printing Papers........................................    53,552(3)      57,714         56,866
                                                           --------       --------       --------
    Total Papers.........................................   124,085        162,847        184,024
                                                           --------       --------       --------
Pulp.....................................................   239,552         94,523        145,451
                                                           --------       --------       --------
Total(4).................................................   363,637        257,370        329,475
                                                           ========       ========       ========

------------------------

(1) The Company sold its packaging paper mill in Trebsen effective June 2000. Paper sales from Trebsen mill prior to its sale are included in the Company's results of operations for 2000. The Trebsen mill sold approximately 29,111 tonnes of packaging paper for approximately
    $8.8 million in 2000.

(2) The Company sold its packaging paper mill in Greiz effective July 1998. Paper sales from the Greiz mill prior to its sale are included in the Company's results of operations for 1998. The Greiz mill sold approximately 25,490 tonnes of packaging paper for approximately $7.2 million in 1998.

(3) The Company sold its printing paper mill in Hainsberg effective
    November 2000. Paper sales from the Hainsberg mill prior to its sale are included in the Company's results of operations for 2000. The Hainsberg mill sold approximately 24,964 tonnes of printing paper for approximately
    $15.5 million in 2000.

(4) Excluding intercompany sales of 1,893, 201 and 1,072 tonnes of pulp in 2000, 1999 and 1998, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    In 2000, revenues increased by $108.3 million to $236.2 million from $127.9 million in 1999, primarily as a result of higher pulp sales. The Company completed the Conversion Project in late 1999 to convert the Pulp mill's production to kraft pulp and increase its annual production capacity. The Pulp mill ramped up production in early 2000 and operated in excess of 90% of capacity after the first quarter of 2000. As the Company's products are principally sold in DM, the depreciation of the DM against the U.S. dollar by approximately 13.6% on average in 2000, compared to the same period in 1999, resulted in lower prices in U.S. dollar terms for the Company's products.

    Costs and expenses were $206.6 million in 2000, compared to $164.9 million in 1999. Cost of sales increased to $178.4 million in 2000 from $117.3 million in 1999, primarily as a result of higher pulp sales volumes. General and administrative expenses decreased to $14.3 million in 2000, from $22.4 million in 1999. Interest expense in 2000 increased to $14.0 million from $3.0 million in 1999. In 1999, interest expense of $9.9 million in respect of the Conversion Project was capitalized.

    The Company sold its printing paper mill located in Hainsberg, Germany effective November 2000 for approximately $4.6 million plus an amount equal to the net working capital associated with the Hainsberg mill from the sale. The Company also sold its packaging paper mill located in Trebsen, Germany effective June 2000 for approximately $8.7 million plus an amount equal to the net working capital associated with the Trebsen mill from the sale.

    In 2000, the Company reported net income of $29.5 million, or $1.76 per share on a basic basis and $1.72 per share on a diluted basis, compared to a net loss of $38.1 million, or $2.33 per share on a basic and diluted basis, in 1999.

    In 2000, the Company's pulp and paper sales increased by approximately 79.7% to $225.6 million from $125.6 million in 1999 on a 266.9% increase in pulp revenues and an 8.1% decrease in paper sales. In 2000, pulp sales were significantly higher than in 1999 as a result of the completion of the Conversion Project in late 1999, and the subsequent ramping-up of production of kraft pulp in 2000. Overall, in 2000, paper markets were generally stable with prices increasing marginally.

    On average, pulp prices realized by the Company in 2000 increased by approximately 44.8% compared to 1999. Pulp sales increased to $147.0 million in 2000 from $40.1 million in 1999, primarily as a result of a sales volume increase of 153.4%. Pulp sales were strong in 2000 as a result of increased demand and low producer inventories. List prices for kraft pulp in Europe increased from approximately $600 per tonne at the end of 1999 to approximately $630 per tonne during the first quarter of 2000, approximately $670 per tonne during the second quarter of 2000 and approximately $710 per tonne during the last six months of 2000. Kraft pulp prices started to weaken at the end of 2000 as a result of high product inventories and such weakening of prices continued in the early part of 2001. The Company undertook a planned nine-day maintenance and modification shutdown at its Pulp mill in late-September 2000. The shutdown extended for an additional two days into October 2000.

    Paper prices realized by the Company on average increased by approximately 20.6% in 2000, compared to 1999, primarily as a result of rising costs of materials. Paper sales in 2000 decreased to $78.6 million from $85.5 million in 1999, on a volume decrease of 23.8%. In 2000, sales volumes for packaging and printing papers decreased by approximately 57.6% and 7.2%, respectively, primarily due to the sale of the packaging paper mill in Trebsen effective
June 2000 and the printing paper mill in Hainsberg effective November 2000. Sales volumes for specialty papers increased by 13.4% compared to 1999.

    On average, the Company's per tonne fibre costs for pulp production in 2000 increased by approximately 14.5%, compared to 1999, and remained among the lowest in Europe. While prices for waste paper, which comprises approximately 25% of the fibre for the Paper mills, increased by approximately 147.6% in 2000 compared to 1999, they remained relatively low compared to the cost of virgin fibre.

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

    The Company took a special charge in the fourth quarter of 1999 of $22.2 million, or $1.35 per share, of which $19.1 million related to its paper operations. The Company pursued strategic alternatives for its paper operations, and used proceeds from such sales to decrease its indebtedness and fund capital expenditures and investments. The Company also wrote down its pulp assets by $3.1 million relating to certain capital assets which were no longer useful as a result of the Conversion Project.

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

LIQUIDITY AND CAPITAL RESOURCES

    The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
FINANCIAL POSITION
Working capital.............................................    $ 26,665        $(47,040)
Property, plant and equipment (net).........................     265,607         351,828
Total assets................................................     403,659         455,845
Long-term government debt...................................          --           5,490
Long-term debt--other.......................................     208,315         227,673
Shareholders' equity........................................     125,407         103,020

    At December 31, 2000, the Company's cash and cash equivalents totalled $18.5 million, a net increase of $16.8 million from $1.7 million at the end of 1999. At December 31, 2000, the Company had short-term trading securities totalling $5.3 million, compared to $5.4 million at December 31, 1999.

OPERATING ACTIVITIES

    Operating activities in 2000 provided cash of $40.0 million, compared to using cash of $8.6 million in 1999. Net changes in trading securities used cash of $0.8 million in 2000, compared to providing cash of $8.5 million in 1999. An increase in receivables and inventories used cash of $7.2 million and $3.4 million, respectively, in the current period, compared to $12.5 million and $1.0 million, respectively, in 1999. An increase in accounts payable and accrued liabilities provided cash of $0.3 million in 2000, compared to $7.7 million in 1999. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements for its pulp and paper operations.

INVESTING ACTIVITIES

    Investing activities in 2000 provided cash of $38.3 million, consisting primarily of funds from the sale of properties and the collection of investment grants, net of capital expenditures on properties, compared to using cash of $245.4 million in 1999. The use of cash in 1999 related primarily to capital expenditures for the Conversion Project and other upgrades to the Company's Paper mills.

    The Company expects aggregate capital expenditures in 2001 to be approximately $11.1 million, which will be funded from cash, cash flow from operations and borrowings. In 2000, aggregate capital expenditures, excluding costs in respect of the Conversion Project, were approximately $8.8 million, compared to approximately $7.5 million in the same period of 1999.

    The Company completed the Conversion Project in the fourth quarter of 1999. The Company's aggregate capital expenditures in respect of the Conversion Project to December 31, 2000 were approximately $385.7 million. The Conversion Project was financed by a combination of borrowings under the Project Loan Agreement, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company. See "Business--Pulp Mill Conversion Project".

FINANCING ACTIVITIES

    In 2000, financing activities used cash of $61.5 million, primarily as a result of the repayment of $50.3 million of amounts due in connection with the Conversion Project, and an increase of $12.3 million in cash restricted pursuant to the Amendment Agreement. In 1999, cash provided by financing activities was $207.2 million, primarily as a result of borrowings of $162.9 million under the Project Loan Agreement and an increase in amounts payable of $47.7 million in connection with the Conversion Project.

    The Company's pulp and paper operations had net operating tax losses of approximately $174.0 million at December 31, 2000, which under former German tax laws could be carried forward indefinitely. However, the German government has amended its tax laws to restrict the use of tax losses to offset future taxable income in taxation years completed after 1996. The Company provided a valuation reserve for much of these losses.

    Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding the asset and earnings base by mergers and acquisitions, the Company will require substantial capital resources. The required necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

FOREIGN CURRENCY

    Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations, in particular, those in Germany. The Company's pulp and paper products are principally sold in DM and approximately 99% of the Company's revenues are denominated in DM.

    The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

    Since substantially all of the Company's revenues are received in DM, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for DM prevailing during that period. In the year ended December 31, 2000, the Company reported a net $6.4 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased to $56.3 million at December 31, 2000 from $49.9 million at December 31, 1999.

    The average and period ending exchange rates for the DM to the U.S. dollar for the periods indicated are as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                    2001                         2000                          1999
                         --------------------------   ---------------------------   ---------------------------
                                     PERIOD AVERAGE
                         MARCH 27,    TO MARCH 27,    PERIOD END   PERIOD AVERAGE   PERIOD END   PERIOD AVERAGE
                         ---------   --------------   ----------   --------------   ----------   --------------
RATES OF EXCHANGE
Deutschmark............   2.1948         2.1231         2.0821         2.1242         1.9433         1.8359

    Based upon the period average exchange rate in 2000, the U.S. dollar increased by approximately 9.4% in value against the DM since December 31, 1999.

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

    The implementation of the Stendal Project is currently expected to commence at the end of 2001 and be completed in 2004. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all. See "Business--Stendal Pulp Mill Project".

INFLATION

    The Company does not believe that inflation has had a material impact on revenues or income during 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Company manages these risks through internal risk management policies which are administered by management committees. In addition, the Company has agreed on a hedging strategy with respect to interest rate, currency and pulp price risks.

    Pursuant to this strategy, approximately Euro 148.3 million of the principal amount of the fixed interest credits portion of SPB's indebtedness as at December 29, 2000 has been converted into approximately $124.7 million at a forward rate of $0.841225 to Euro 1.00. The $124.7 million debt portion bears a fixed interest rate of 5.83% per annum, payable quarterly in U.S. dollars. The underlying term of the foreign currency forward rate swap covers the period from December 29, 2000 to September 30, 2008, on which date the interest rate on the fixed interest credits portion of SPB's indebtedness will be readjusted.

    In addition, approximately Euro 75.0 million of the principal amount of the commercial debt portion of SPB's indebtedness as at March 31, 2001 will be converted into approximately $63.3 million at a forward rate of $0.844525 to Euro 1.00. The $63.3 million debt portion bears a fixed interest rate of 6.80% per annum, payable semi-annually in U.S. dollars, not including the bank margin of 0.6-0.7% per annum which remains payable in DM on the underlying DM principal amount. The underlying term of the foreign currency forward rate swap covers the period from March 31, 2001 to September 30, 2013, the maturity date of the aggregate principal amount due under the Project Loan Agreement.

    Beginning in 2001, up to 30% of the quantity of pulp which represents one-twelfth of the annual sales revenues of SPB may be hedged monthly to ensure that a price of at least Euro 520.00 is hedged per tonne of pulp. The percentage amount may be increased to a maximum of 70%.

    SPB agreed to grant to the Lenders a security interest by way of a pledge on its claims against the Bank under all hedging agreements. Furthermore, the parties to the Amendment Agreement agreed that the Bank's claims against SPB under any hedging agreement is secured pari passu by all security interests granted by SPB to the Lenders under the Project Loan Agreement (except the "C&L Ausfallburgschaft", as defined in the Project Loan Agreement). To this effect, certain amendment agreements to the security interest agreements and the security pooling agreement under the Project Loan Agreement were executed by the parties.

INTEREST RATE RISK

    Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value of financial instrument assets and increase the fair value of financial instrument liabilities. A decrease in interest rates may increase the fair value of financial instrument assets and decrease the fair value of financial instrument liabilities. The Company's financial instruments which may be sensitive to interest rate fluctuations are investments, cash restricted, notes receivable and debt obligations. The following tables provide information about the Company's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2000 and 1999, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2000

                                                                     EXPECTED FUTURE CASH FLOW
                           CARRYING     FAIR     -----------------------------------------------------------------
                            VALUE      VALUE       2001       2002       2003       2004       2005     THEREAFTER
                           --------   --------   --------   --------   --------   --------   --------   ----------
                                                                 (THOUSANDS)
Investments(1)...........  $  4,164   $  4,164   $ 4,164    $    --    $    --    $    --    $    --     $    --
Cash restricted..........    25,150     25,150    25,150         --         --         --         --          --
Notes receivable.........     4,296      4,296        --         --      4,296         --         --          --
Debt obligations(2)......   143,417    143,417     5,203     10,406     14,541     10,406     10,406      92,455

--------------------------

(1) Investments consist of debt securities.

(2) Debt obligations consist of the Company's notes and loan payable.

                            AS AT DECEMBER 31, 1999

                                                                     EXPECTED FUTURE CASH FLOW
                           CARRYING     FAIR     -----------------------------------------------------------------
                            VALUE      VALUE       2000       2001       2002       2003       2004     THEREAFTER
                           --------   --------   --------   --------   --------   --------   --------   ----------
                                                                 (THOUSANDS)
Investments(1)...........  $  4,899   $  4,899   $ 4,296    $    --    $    --    $    --    $    --     $   603
Notes receivable.........     4,869      4,869        --         --         --      4,869         --          --
Debt obligations(2)......   149,080    148,958       171      6,433     12,020     16,155     16,996      97,305

--------------------------

(1) Investments consist of debt securities.

(2) Debt obligations consist of the Company's notes and loan payable.

FOREIGN CURRENCY EXCHANGE RATE RISK

    The reporting currency of the Company is the U.S. dollar. The Company holds financial instruments primarily denominated in DM and, to a lesser extent, in Canadian dollars. A depreciation of such currencies against the U.S. dollar will decrease the fair value of financial instrument assets and financial instrument liabilities. An appreciation of such currencies against the U.S. dollar will increase the fair value of financial instrument assets and financial instrument liabilities. The Company's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments, cash restricted and debt obligations. The following tables provide information about the Company's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2000 and 1999, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2000

                                                                     EXPECTED FUTURE CASH FLOW
                           CARRYING     FAIR     -----------------------------------------------------------------
                            VALUE      VALUE       2001       2002       2003       2004       2005     THEREAFTER
                           --------   --------   --------   --------   --------   --------   --------   ----------
                                                                 (THOUSANDS)
Investments(1)...........  $  2,833   $  2,833   $ 1,710    $    --    $    --    $    --    $    --     $  1,123
Cash restricted..........    25,150     25,150    25,150         --         --         --         --           --
Debt obligations(2)......   231,353    231,353    27,173     11,749     12,401     13,380     14,251      152,399

--------------------------

(1) Investments consist of debt and equity securities. Debt securities are denominated in DM. Equity securities are denominated primarily in DM, and to a lesser extent, in Canadian dollars.

(2) Debt obligations consist of the Company's notes and loan payable, denominated in DM.

                            AS AT DECEMBER 31, 1999

                                                                     EXPECTED FUTURE CASH FLOW
                           CARRYING     FAIR     -----------------------------------------------------------------
                            VALUE      VALUE       2000       2001       2002       2003       2004     THEREAFTER
                           --------   --------   --------   --------   --------   --------   --------   ----------
                                                                 (THOUSANDS)
Investments(1)...........  $  4,510   $  4,510   $ 2,757    $    --    $    --    $    --    $    --     $  1,753
Cash Restricted..........    12,865     12,865        --     12,865         --         --         --           --
Debt obligations(2)......   248,149    248,027    19,121     13,007      8,037     17,006     18,896      172,082

--------------------------

(1) Investments consist of debt and equity securities. Debt securities are denominated in DM. Equity securities are denominated primarily in DM, and to a lesser extent, in Canadian dollars.

(2) Debt obligations consist of the Company's notes and loan payable, denominated in DM.

EQUITY PRICE RISK

    Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. The Company's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following tables provide information about the Company's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2000 and 1999, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2000

                                                                     EXPECTED FUTURE CASH FLOW
                           CARRYING     FAIR     -----------------------------------------------------------------
                            VALUE      VALUE       2001       2002       2003       2004       2005     THEREAFTER
                           --------   --------   --------   --------   --------   --------   --------   ----------
                                                                 (THOUSANDS)
Investments(1)...........  $ 10,566   $ 10,566   $ 5,320    $    --    $    --    $    --    $    --     $ 5,246

--------------------------

(1) Investments consist of equity securities and debt securities convertible into equity securities.

                            AS AT DECEMBER 31, 1999

                                                                     EXPECTED FUTURE CASH FLOW
                           CARRYING     FAIR     -----------------------------------------------------------------
                            VALUE      VALUE       2000       2001       2002       2003       2004     THEREAFTER
                           --------   --------   --------   --------   --------   --------   --------   ----------
                                                                 (THOUSANDS)
Investments(1)...........  $  8,027   $  8,027   $ 1,102    $    --    $    --    $    --    $    --     $ 6,925

--------------------------

(1) Investments consist of equity securities and debt securities convertible into equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As a Massachusetts trust, the Company is managed by "trustees", who have comparable duties and responsibilities as directors of corporations.

    J.S.H. LEE, age 43, has been a Trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC
Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively.

    C.S. MOON, age 53, has been a Trustee since June 1994. Mr. Moon is an independent consultant. He was formerly the Executive Director of Shin Ho Group of Korea, an international paper manufacturer headquartered in Korea until 1998. Mr. Moon joined Shin Ho Group in 1990 and previously served in managerial positions with Moo Kim Paper Manufacturing Co., Ltd. and Sam Yung
Pulp Co., Ltd.

    M. ARNULPHY, age 66, has been a Trustee since June 1995. Mr. Arnulphy has been the Managing Director of Electro Orient Ltd., a merchandise trading company located in Hong Kong, since 1998. From 1975 to 1998, Mr. Arnulphy was the Managing Director of J. Mortenson & Co., Ltd. in Hong Kong, a water treatment equipment manufacturing company.

    M. REIDEL, age 37, has been a Trustee since December 1996. Mr. Reidel has been the Chief Financial Officer of Ision Internet AG since August 1999.
Mr. Reidel was a Managing Director of SPB from 1994 to 1999 and the Chairman of the Management Board of DPAG from 1995 to 1998. Previously, he was a member of the Supervisory Board of DPAG from 1992 to 1994, a member of BVS responsible for portfolios of service industry and wood and paper industry companies from 1992 to 1994, and an accountant with Arthur Andersen & Co. from 1987 to 1992.

    R.I. RIGG, age 57, has been a Trustee since July 1999 and Chief Financial Officer since October 1999. Mr. Rigg has been Chief Financial Officer and a director of Advanced Projects Ltd. since 1996 and of Terrawest Industries, Inc. since 1989. He is also a director of Carlin Resources Corp. and a nominee director and officer of Bank Gospodarki of Poland. Mr. Rigg is a chartered accountant in Canada.

    DR. R. AURELL, age 65, has been a Managing Director of Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, a subsidiary of Spezialpapierfabrik Blankenstein GmbH, since November 1994. From November 1991 to 1994, Dr. Aurell served as an independent consultant advising clients, including the Company, on the pulp and paper industry. Previously, he held managerial positions with North British Newsprint Ltd., Jaakko Poyry OY, MoDo-Chemetics AG and Stora
Forest Industries.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     INDEX

                                                                        PAGE
                                                                      --------
(a)(1)  FINANCIAL STATEMENTS

        Independent Auditors' Report................................        30
        Consolidated Balance Sheets.................................        31
        Consolidated Statements of Operations.......................        32
        Consolidated Statements of Comprehensive Income.............        33
        Consolidated Statements of Changes in Shareholders'
          Equity....................................................        34
        Consolidated Statements of Cash Flows.......................        35
        Notes to the Consolidated Financial Statements..............        36

   (2)                                                          LIST OF EXHIBITS

         3.1    (a) *  Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990
                         together with an Amendment to Declaration of Trust dated
                         December 12, 1991.
                (b) *  Amendments to Declaration of Trust dated July 8, 1993;
                         August 17, 1993; and September 9, 1993.
         3.2*          Trustees' Regulations dated September 24, 1973.
         4.1           Shareholder Rights Plan. Incorporated by reference from
                         Form 8-A dated August 17, 1993.
        10.1           Acquisition Agreement among Treuhandanstalt, Dresden Papier
                         AG, Dresden Papier Holding GmbH, Mercer
                         International Inc., and Shin Ho Paper Mfg. Co., Ltd.
                         Incorporated by reference from Form 8-K dated
                         September 20, 1993.
        10.2           Acquisition Agreement among Treuhandanstalt, Zellstoff-und
                         Papierfabrik Rosenthal GmbH, Raboisen
                         Einhundertsechsundfunfzigste
                         Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR
                         Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer
                         International Inc. and 448380 B.C. Ltd. dated July 3,
                         1994. Incorporated by reference from Form 8-K dated
                         July 3, 1994.
        10.3           Amended and Restated 1992 Stock Option Plan. Incorporated by
                         reference from Form S-8 dated March 2, 2000.
        10.4*          1994 Employee Incentive Bonus Plan.
        10.5*          Form of Separation Agreement between Mercer
                         International Inc. and Arbatax International Inc.
        10.6           English Translation of a Loan Agreement in the amount of
                         DM 508,000,000 between Zellstoff-und Papierfabrik
                         Rosenthal GmbH & Co. KG, Blankenstein on the one hand and
                         Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft,
                         Munich and Bayerische Vereinsbank Aktiengesellschaft,
                         Munich on the other hand dated July 6, 1998. Incorporated
                         by reference from Form 8-K dated July 16, 1998.
        10.7           Amended and Restated Employment Agreement between Mercer
                         International Inc. and Jimmy S.H. Lee dated
                         November 20, 2000.
        10.8           Trustee's Indemnity Agreement between Mercer
                         International Inc. and Jimmy S.H. Lee dated
                         November 20, 2000.
        21             List of Subsidiaries of Registrant.
        23             Independent Auditors Consent.

     -----------------------------

      *  Filed in Form 10-K for prior years.

   (b) The Registrant filed the following reports on Form 8-K with respect to the indicated items during the fourth quarter of the fiscal year:

        Form 8-K dated November 17, 2000:
        Item 5. Other Events

        Form 8-K dated October 9, 2000:
        Item 5. Other Events
        Item 7. Financial Statements and Exhibits

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Mercer International Inc.

    We have audited the accompanying consolidated balance sheets of Mercer International Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercer International Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ PETERSON SULLIVAN P.L.L.C.

March 16, 2001
Seattle, Washington

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current Assets
  Cash and cash equivalents.................................  $ 18,496   $  1,722
  Investments...............................................     5,320      5,392
  Receivables...............................................    46,088     41,448
  Inventories...............................................    19,977     17,697
  Prepaid and other.........................................     3,000      2,857
                                                              --------   --------
    Total current assets....................................    92,881     69,116

Long-Term Assets
  Cash restricted...........................................    25,150     12,865
  Properties................................................   265,607    351,828
  Investments...............................................     6,101      6,925
  Notes receivable..........................................     4,296      4,869
  Deferred income tax.......................................     9,624     10,242
                                                              --------   --------
                                                               310,778    386,729
                                                              --------   --------
                                                              $403,659   $455,845
                                                              ========   ========
                                   LIABILITIES
Current Liabilities
  Accounts payable and accrued expenses.....................  $ 37,058   $ 40,287
  Pulp mill renovation costs payable........................     1,146     56,195
  Note payable..............................................       839        553
  Debt......................................................    27,173     19,121
                                                              --------   --------
    Total current liabilities...............................    66,216    116,156

Long-Term Liabilities
  Debt......................................................   208,315    233,163
  Other.....................................................     3,721      3,506
                                                              --------   --------
                                                               212,036    236,669
                                                              --------   --------
    Total liabilities.......................................   278,252    352,825

                              SHAREHOLDERS' EQUITY
Shareholders' Equity
  Preferred shares, no par value: 50,000,000 authorized, and issuable in series:
    Series A, 500,000 authorized, none issued and
      outstanding...........................................        --         --
    Series B, 3,500,000 authorized, none issued and
      outstanding...........................................        --         --
  Shares of beneficial interest, $1 par value: unlimited
    authorized, 16,794,899 and 16,635,399 issued and
    outstanding at December 31, 2000 and 1999...............    99,995     99,038
Retained earnings...........................................    88,698     59,224
Accumulated other comprehensive loss........................   (63,286)   (55,242)
                                                              --------   --------
                                                               125,407    103,020
                                                              --------   --------
                                                              $403,659   $455,845
                                                              ========   ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues
  Sales.....................................................  $225,626   $125,570   $166,233
  Other.....................................................    10,576      2,297      8,663
                                                              --------   --------   --------
                                                               236,202    127,867    174,896

Expenses
  Cost of sales.............................................   178,343    117,314    138,702
  Special charges...........................................        --     22,155         --
  General, administrative and other.........................    14,284     22,420     23,490
  Interest expense..........................................    13,993      2,995      3,384
                                                              --------   --------   --------
                                                               206,620    164,884    165,576
                                                              --------   --------   --------
Income (loss) before income taxes...........................    29,582    (37,017)     9,320
Income tax provision........................................      (108)    (1,092)      (308)
                                                              --------   --------   --------
    Net income (loss).......................................  $ 29,474   $(38,109)  $  9,012
                                                              ========   ========   ========
Earnings (loss) per share
    Basic...................................................  $   1.76   $  (2.33)  $   0.59
                                                              ========   ========   ========
    Diluted.................................................  $   1.72   $  (2.33)  $   0.59
                                                              ========   ========   ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Net income (loss)...........................................  $29,474    $(38,109)  $ 9,012
Other comprehensive income, net of tax
  Foreign currency translation adjustment...................   (6,400)    (21,266)   12,713
  Unrealized gains (losses) on securities
    Unrealized holding gains (losses) arising during the
      period................................................   (1,729)      1,745    (7,679)
    Reclassification adjustment for losses included in net
      income (loss).........................................       85       1,340       798
                                                              -------    --------   -------
                                                               (1,644)      3,085    (6,881)
                                                              -------    --------   -------
Other comprehensive income (loss)...........................   (8,044)    (18,181)    5,832
                                                              -------    --------   -------
Comprehensive income (loss).................................  $21,430    $(56,290)  $14,844
                                                              =======    ========   =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                                                                ACCUMULATED OTHER
                                       SHARES OF BENEFICIAL INTEREST                          COMPREHENSIVE INCOME
                                    -----------------------------------              ---------------------------------------
                                                               AMOUNT                  FOREIGN
                                                              PAID IN                 CURRENCY       UNREALIZED
                                      NUMBER                 EXCESS OF    RETAINED   TRANSLATION   GAINS (LOSSES)
                                    OF SHARES    PAR VALUE   PAR VALUE    EARNINGS   ADJUSTMENTS   ON SECURITIES     TOTAL
                                    ----------   ---------   ----------   --------   -----------   --------------   --------
Balance at December 31, 1997......  15,033,722    $15,034     $73,569     $89,765     $(41,376)       $(1,517)      $(42,893)

Shares issued for exercise of
  options.........................     365,000        365       2,701          --           --             --             --
Shares issued for exercise of
  warrants........................      67,000         67         335          --           --             --             --
Repurchase of shares..............     (25,600)       (26)       (132)         --           --             --             --
Payment of dividends..............          --         --          --        (610)          --             --             --
Net income........................          --         --          --       9,012           --             --             --
Other comprehensive
  income (loss)...................          --         --          --          --       12,713         (6,881)         5,832
                                    ----------    -------     -------     --------    --------        -------       --------
Balance at December 31, 1998......  15,440,122     15,440      76,473      98,167      (28,663)        (8,398)       (37,061)

Shares issued for exercise of
  warrants........................   1,245,277      1,245       6,097          --           --             --             --
Repurchase of shares..............     (50,000)       (50)       (167)         --           --             --             --
Payment of dividends..............          --         --          --        (834)          --             --             --
Net loss..........................          --         --          --     (38,109)          --             --             --
Other comprehensive
  income (loss)...................          --         --          --          --      (21,266)         3,085        (18,181)
                                    ----------    -------     -------     --------    --------        -------       --------
Balance at December 31, 1999......  16,635,399     16,635      82,403      59,224      (49,929)        (5,313)       (55,242)

Shares issued for exercise of
  options.........................     159,500        160         797          --           --             --             --
Net income........................          --         --          --      29,474           --             --             --
Other comprehensive
  income (loss)...................          --         --          --          --       (6,400)        (1,644)        (8,044)
                                    ----------    -------     -------     --------    --------        -------       --------
Balance at December 31, 2000......  16,794,899    $16,795     $83,200     $88,698     $(56,329)       $(6,957)      $(63,286)
                                    ==========    =======     =======     ========    ========        =======       ========


                                    SHAREHOLDERS'
                                       EQUITY
                                    -------------
Balance at December 31, 1997......    $135,475
Shares issued for exercise of
  options.........................       3,066
Shares issued for exercise of
  warrants........................         402
Repurchase of shares..............        (158)
Payment of dividends..............        (610)
Net income........................       9,012
Other comprehensive
  income (loss)...................       5,832
                                      --------
Balance at December 31, 1998......     153,019
Shares issued for exercise of
  warrants........................       7,342
Repurchase of shares..............        (217)
Payment of dividends..............        (834)
Net loss..........................     (38,109)
Other comprehensive
  income (loss)...................     (18,181)
                                      --------
Balance at December 31, 1999......     103,020
Shares issued for exercise of
  options.........................         957
Net income........................      29,474
Other comprehensive
  income (loss)...................      (8,044)
                                      --------
Balance at December 31, 2000......    $125,407
                                      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                                2000       1999        1998
                                                              --------   ---------   --------
Cash Flows from Operating Activities
  Net income (loss).........................................  $ 29,474   $ (38,109)  $  9,012
  Adjustments to reconcile net income (loss) to cash flows
    from operating activities
    Special charges.........................................        --      22,155         --
    Depreciation............................................    22,139       7,018     11,218
    Gain on sale of property................................        --          --     (5,345)
    Other...................................................        --          --        124
  Changes in current assets and liabilities
    Investment in trading securities........................      (806)      8,478     23,266
    Inventories.............................................    (3,391)       (996)    (2,354)
    Receivables.............................................    (7,227)    (12,489)   (15,851)
    Accounts payable and accrued expenses...................       267       7,718     (9,609)
    Prepaid and other.......................................      (504)     (2,411)      (453)
                                                              --------   ---------   --------
      Net cash provided by (used in) operating activities...    39,952      (8,636)    10,008

Cash Flows from Investing Activities
  Proceeds from the sales of available-for-sale
    securities..............................................       189       6,867      2,216
  Purchases of available-for-sale securities................    (1,918)     (1,264)        --
  Sale of properties........................................    13,346          --     10,615
  Acquisition of properties, net of investment grants.......    26,073    (255,186)   (69,829)
  Change in notes receivable................................       585       4,178     (2,967)
                                                              --------   ---------   --------
      Net cash provided by (used in) investing activities...    38,275    (245,405)   (59,965)

Cash Flows from Financing Activities
  Cash restricted...........................................   (12,285)         --    (15,000)
  Increase (decrease) in pulp mill renovation costs
    payable.................................................   (50,286)     47,701      8,494
  Increase in debts.........................................     5,649     162,863    107,719
  Decrease in debts.........................................    (5,582)     (2,299)    (7,823)
  Shares of beneficial interest issued for cash.............       957          --      3,066
  Repurchase shares of beneficial interest..................        --        (217)      (158)
  Dividends.................................................        --        (834)      (610)
  Other.....................................................        --           3       (157)
                                                              --------   ---------   --------
      Net cash provided by (used in) financing activities...   (61,547)    207,217     95,531

Effect of exchange rate changes on cash and cash
  equivalents...............................................        94      (4,704)     3,262
                                                              --------   ---------   --------
Net increase (decrease) in cash and cash equivalents........    16,774     (51,528)    48,836

Cash and Cash Equivalents, beginning of year................     1,722      53,250      4,414
                                                              --------   ---------   --------
Cash and Cash Equivalents, end of year......................  $ 18,496   $   1,722   $ 53,250
                                                              ========   =========   ========

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

STOCK-BASED COMPENSATION

    Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. There was no stock-based compensation included in these consolidated financial statements.

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

NEW ACCOUNTING STANDARD

    Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of FASB No. 133 (as amended by Financial Accounting Standard No. 138). Management has not determined the effect this standard will have on future financial statements.

                           MERCER INTERNATIONAL INC.

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
    Statement of Financial Accounting Standard No. 140 is generally effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management has not determined the effect this standard may have on future financial statements.

    FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" was generally effective July 1, 2000, on a prospective basis. This interpretation clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which the Company accounts for stock-based compensation. This interpretation does not have an effect on these consolidated financial statements.

NOTE 2.  INVESTMENTS

    Trading securities are classified as current investments and are summarized as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Bonds.......................................................  $4,164   $4,296
Equity securities...........................................   1,156    1,096
                                                              ------   ------
                                                              $5,320   $5,392
                                                              ======   ======

    Included within trading securities is an investment in a bond and common shares of a company that represents 39% and 18%, respectively, of the total value of trading securities at December 31, 2000. Included within trading securities was an investment in a bond that represented 37% of the total value of trading securities at December 31, 1999. The change in net unrealized holding gains (losses) on trading securities which has been included in earnings was $(171), $2,411 and $(4,407) during 2000, 1999 and 1998, respectively.

    Available-for-sale securities consist of bonds and equity securities and have been classified as long-term investments. At December 31, 2000, equity securities of two companies represented 91% of the total available-for-sale securities. At December 31, 1999, equity securities of three companies represented 94% of the total available-for-sale securities. The proceeds from sales of these securities amounted to $189, $6,867 and $2,216 which resulted in realized losses of $(77), $(1,340) and $(798) during 2000, 1999 and 1998, respectively. The fair value of available-for-sale securities included on the balance sheets at December 31, 2000, 1999 and 1998, was $5,247, $6,925 and $11,170, respectively. The cost of these securities was $12,204, $12,238 and $19,568 which resulted in unrealized losses being recorded in comprehensive income of $(6,957), $(5,313) and $(8,398) at December 31, 2000, 1999 and 1998,
respectively. Also, included in long-term investments were equity securities stated at cost of $854 at December 31, 2000, which did not have a readily determinable fair value. However, management believes that the estimated market value is greater than the carrying value.

                           MERCER INTERNATIONAL INC.

NOTE 3.  RECEIVABLES

                                                                DECEMBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Sale of paper and pulp products...........................  $14,869    $ 3,571
Securities trading........................................   17,645     23,505
Sales of properties.......................................    6,147         --
Value added tax...........................................      892      7,485
Other.....................................................    6,535      6,887
                                                            -------    -------
                                                            $46,088    $41,448
                                                            =======    =======

    At December 31, 2000 and 1999, the Company pledged $17,645 and $23,505, respectively, in securities trading receivables as collateral for amounts payable for securities.

NOTE 4.  INVENTORIES

                                                                DECEMBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Pulp and paper
  Raw materials...........................................  $10,862    $12,770
  Work in process and finished goods......................    9,115      4,927
                                                            -------    -------
                                                            $19,977    $17,697
                                                            =======    =======

NOTE 5.  PROPERTIES

                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Land....................................................  $  7,425   $ 14,918
Buildings...............................................    16,346     19,362
Production and other equipment..........................   290,789    379,398
                                                          --------   --------
                                                           314,560    413,678
Less: Accumulated depreciation..........................    48,953     61,850
                                                          --------   --------
                                                          $265,607   $351,828
                                                          ========   ========

    The Company completed a renovation of its pulp mill in December 1999. The renovation converted the mill to the production of kraft pulp rather than sulphite pulp which had accounted for a significant amount of pulp production in the past. Total expenditures of $385,702 have been incurred in renovation costs, including capitalized interest of none, $9,904 and $5,332 during 2000, 1999, and 1998, respectively. The renovation costs are net of German government grants received of $50,435 in 2000 and $30,875 in 1999.

    During 1999, management determined some of the Company's paper mills were impaired. These mills were written down to their estimated fair values based on existing market conditions. This impairment loss,

                           MERCER INTERNATIONAL INC.

NOTE 5.  PROPERTIES (CONTINUED)
amounting to $19,064, is reflected as special charges in the Company's consolidated statement of operations for the year ended December 31, 1999. Also, included in special charges in 1999, is a loss of $3,091 on equipment abandoned during 1999 in the renovation of the pulp mill.

NOTE 6.  NOTE PAYABLE AND DEBT

    The Company has a note payable to a bank amounting to $839 and $553 at December 31, 2000 and 1999, respectively. The note is payable monthly with 7.25% interest, callable with four weeks notice and secured by inventory.

    Long-term debt consists of the following:

                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Note payable to bank, interest at rates varying from
  4.5% to 5.83% at December 31, 2000, principal of
  $231,017 due in semi-annual installments based on
  percentage of final loan amount beginning at 2.4% to
  5.1% at September 30, 2001, after an initial payment
  of $21,300 on March 31, 2001, until September 30, 2013
  (final payment date), collateralized by receivables,
  inventory and the renovated pulp mill assets with 48%
  and 32% principal plus interest guaranteed by the
  Federal Republic of Germany and the State of
  Thuringia, respectively; cash restricted amounted to
  $25,150 and $12,865 at December 31, 2000 and 1999 in
  connection with this borrowing........................  $231,017   $241,342

Debenture payable, 8% interest payable semi-annually,
  due 2003, unsecured, with attached warrants which
  allow a debenture holder to acquire common shares of
  the Company at the higher of $6 per share or the
  average price of the stock for the ten days prior to
  conversion............................................     4,135      4,135

Loan from governmental agency, 7% interest payable
  annually, due 2004, collateralized by fixed assets....        --      4,461

Loan from governmental agency, non-interest bearing,
  unsecured.............................................        --      1,544

Other...................................................       336        802
                                                          --------   --------
                                                           235,488    252,284
Less: Current portion...................................   (27,173)   (19,121)
                                                          --------   --------
                                                          $208,315   $233,163
                                                          ========   ========

    On December 29, 2000, the Company entered into a foreign currency forward swap agreement in the notational amount of $124,700 with respect to the note payable to bank. The agreement is with the same bank which holds the note payable. The contract was entered into by the Company for its own account

                           MERCER INTERNATIONAL INC.

NOTE 6.  NOTE PAYABLE AND DEBT (CONTINUED)
consistent with its policy to manage foreign currency exchange risks. The agreement covers the period December 29, 2000, to September 30, 2008. The discount related to this transaction amounts to $14,550 which is amortized over the term of the agreement. While the Company may be exposed to credit risk with respect to this agreement, it does not anticipate nonperformance by the bank.

    As part of the financing to renovate the pulp mill, the Company was awarded grants from German federal and state governments. The cost of renovation was reduced as grant monies were received. The State of Thuringia, Germany agreed to provide grants in the total amount of $86,281, of which $26,231 and $30,875 was received during 2000 and 1999, respectively. The Company also received $24,204 in grants from The Federal Republic of Germany in 2000. Paid invoices for the renovation are to be submitted to receive the grant monies and required employment levels are to be maintained for a five-year period beginning
December 31, 2000.

    As of December 31, 2000, the principal maturities of long-term debt are as follows:

MATURES                                                        AMOUNT
-------                                                       --------
2001........................................................  $ 27,173
2002........................................................    11,749
2003........................................................    16,536
2004........................................................    13,380
2005........................................................    14,251
Thereafter..................................................   152,399
                                                              --------
                                                              $235,488
                                                              ========

    Interest paid amounted to $11,465 in 2000, $12,100 in 1999 and $8,108 in 1998.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                DECEMBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Trade payables............................................  $14,926    $13,404
Accounts payable and accrued expenses.....................   15,211     11,334
Payable for securities....................................    6,921     15,549
                                                            -------    -------
                                                            $37,058    $40,287
                                                            =======    =======

                           MERCER INTERNATIONAL INC.

NOTE 8.  INCOME TAXES

    The provision for income taxes is current and consists of the following:

                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
U.S......................................    $  --       $    --       $  --
Non U.S..................................     (108)       (1,092)       (308)
                                             -----       -------       -----
Provision for income taxes...............    $(108)      $(1,092)      $(308)
                                             =====       =======       =====

    Differences between the U.S. Federal Statutory and the Company's effective rates are as follows:

                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
U.S. Federal statutory rates on income
  from operations........................   $(10,058)    $12,585      $(3,169)
Tax differential on foreign income
  (loss).................................       (800)      8,182        2,458
Valuation allowance......................     10,750     (20,748)       2,967
Other....................................         --      (1,111)      (2,564)
                                            --------     -------      -------
                                            $   (108)    $(1,092)     $  (308)
                                            ========     =======      =======

    Deferred tax assets are composed of the following:

                                                             DECEMBER 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
German tax loss carryforwards........................   $ 63,853     $ 73,105
Difference in German tax basis of depreciable
  assets.............................................        744        2,397
U.S. tax loss carryforward...........................      4,272        3,135
Foreign tax credits..................................         --        1,600
                                                        --------     --------
                                                          68,869       80,237
Valuation allowance..................................    (59,245)     (69,995)
                                                        --------     --------
  Net deferred tax asset.............................   $  9,624     $ 10,242
                                                        ========     ========

    Because of potential restrictions on the use of German preacquisition tax loss carryforwards by successor entities, the Company provided a valuation reserve for much of these losses. Management believes that the difference in German tax basis of depreciable assets and U.S. tax loss carryforwards are likely not to be utilized under current circumstances and has fully reserved any resulting potential tax benefit. Management believes that, while realization of the net deferred tax asset is not assured, it is more likely than not that it will be realized.

    The Company's U.S. net operating losses amount to approximately $12,500 at December 31, 2000. Losses of $1,200, $1,200, $3,700, $2,800 and $3,600 will expire in 2020, 2019, 2018, 2012 and 2011, respectively, if not used. The remaining German tax losses of approximately $174,000 at December 31,

                           MERCER INTERNATIONAL INC.

NOTE 8.  INCOME TAXES (CONTINUED)
2000, may be carried forward indefinitely. However, the Company is the subject of income tax audits on a continuing basis in Germany which may result in a change in the German tax loss amount.

    Income (loss) from foreign source operations amounted to $30,152, $(34,903) and $11,381 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are intended to be indefinitely reinvested in operations. Since available-for-sale securities are primarily securities held by foreign subsidiaries and the proceeds are expected to be reinvested, no tax has been provided in the determination of other comprehensive income for the years ended December 31, 2000, 1999 and 1998.

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

    During 2000, options to acquire 1,600,000 shares of beneficial interest at $6.375 per share were granted to officers and employees of the Company which vest one-third at grant date and one-third each for the next two years. These options expire in ten years. The weighted fair value of these options was $3.60 each.

    During 1998, options to acquire 329,500 shares of beneficial interest at $6 per share were granted to officers and employees of the Company which vest one-third at grant date and one-third each for the next two years. These options expire in ten years. The weighted fair value of these options was $1.89 each.

                           MERCER INTERNATIONAL INC.

NOTE 10.  STOCK-BASED COMPENSATION (CONTINUED)
    Following is a summary of the status of the plan during 2000, 1999 and 1998:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at January 1, 1998.....................    801,000        $11.01
Granted............................................    329,500          6.00
Exercised..........................................   (365,000)         8.40
                                                     ---------
Outstanding at December 31, 1999 and 1998..........    765,500         10.03
Granted............................................  1,600,000         6.375
Exercised..........................................   (159,500)         6.00
                                                     ---------
Outstanding at December 31, 2000...................  2,206,000        $ 7.67
                                                     =========        ======

    Following is a summary of the status of options outstanding at December 31, 2000:

                         OUTSTANDING OPTIONS                                 EXERCISABLE OPTIONS
----------------------------------------------------------------------   ---------------------------
                                   WEIGHTED AVERAGE
                                      REMAINING       WEIGHTED AVERAGE              WEIGHTED AVERAGE
EXERCISE PRICE RANGE    NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER     EXERCISE PRICE
--------------------   ---------   ----------------   ----------------   --------   ----------------
$ 6.00-6.38..........  1,770,000         9.0               $ 6.34        703,333         $ 6.28
$ 8.50-11.66.........    231,500         6.1               $ 9.19        231,500         $ 9.19
$16.89-18.47.........    204,500         4.9               $17.50        204,500         $17.50

COMPENSATION

    Proforma information with respect to fair value accounting for the Company's stock option plan is as follows:

                                              2000         1999         1998
                                           ----------   ----------   ----------
Net Income (Loss)
  As reported............................   $29,474      $(38,109)     $9,012
                                            =======      ========      ======
  Proforma...............................   $26,598      $(38,421)     $7,839
                                            =======      ========      ======
Basic Earnings (Loss) Per Share
  As reported............................   $  1.76      $  (2.33)     $ 0.59
                                            =======      ========      ======
  Proforma...............................   $  1.59      $  (2.34)     $ 0.51
                                            =======      ========      ======
Diluted Earnings (Loss) Per Share
  As reported............................   $  1.72      $  (2.33)     $ 0.59
                                            =======      ========      ======
  Proforma...............................   $  1.55      $  (2.34)     $ 0.51
                                            =======      ========      ======

                           MERCER INTERNATIONAL INC.

NOTE 10.  STOCK-BASED COMPENSATION (CONTINUED)
    The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

                                              2000         1999         1998
                                           ----------   ----------   ----------
Risk-free interest rate..................    8.5%         6.0%         6.0%
Expected life of the options.............  2 years      2 years      2 years
Expected volatility......................   78.4%        60.0%        49.8%
Expected dividend yield..................    0.0%         0.0%         0.0%

NOTE 11.  EARNINGS PER SHARE

    Earnings per share data for years ended December 31 is summarized as follows:

                                                    NET INCOME (LOSS)
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Net income (loss) available to
  shareholders of beneficial interest....   $29,474      $(38,109)     $9,012
                                            =======      ========      ======

                                                          SHARES
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Weighted average number of shares
  outstanding--basic.....................  16,778,962   16,389,944   15,352,275
Effect of dilutive securities:
  Warrants...............................          --           --        4,931
  Options................................     365,528           --       26,601
                                           ----------   ----------   ----------
Weighted average number of shares
  outstanding--diluted...................  17,144,490   16,389,944   15,383,807
                                           ==========   ==========   ==========

    For 1999, warrants and options were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 12.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

    There were no significant noncash transactions in 2000.

    Significant noncash transactions in 1999 include:

    - The Company issued shares of beneficial interest amounting to $7,342 upon the conversion of outstanding debentures.

    - The Company surrendered preferred shares in an entity valued at $2,621 in a settlement.

                           MERCER INTERNATIONAL INC.

NOTE 12. SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS (CONTINUED)
    Significant noncash transactions in 1998 include:

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

    The pulp segment consists of a single mill located in Germany which currently produces and markets kraft pulp. The paper segment consists of two mills located in Germany.

    Both segments operate in industries which are cyclical in nature and their markets are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.

    Summarized financial information concerning the segments is shown in the following table:

                                              PULP        PAPER        TOTAL
                                           ----------   ----------   ----------
2000
Sales to external customers..............   $147,048     $ 78,578     $225,626
Intersegment net sales...................      1,269           --        1,269
Segment income (loss)....................     31,929         (278)      31,651
Segment assets...........................    378,362       43,290      421,652
Capital expenditures.....................     21,881        3,003       24,884

RECONCILIATIONS
Loss:
  Total income for reportable segments...                             $ 31,651
  Elimination of intersegment profits....                                1,377
  Unallocated amounts, other corporate
    expenses.............................                               (3,446)
                                                                      --------
    Consolidated income before income
      taxes..............................                             $ 29,582
                                                                      ========

Assets:
  Total assets for reportable segments...                             $421,652
  Intersegment receivable................                              (22,661)
  Other unallocated amounts..............                                4,668
                                                                      --------
    Consolidated total assets............                             $403,659
                                                                      ========

                           MERCER INTERNATIONAL INC.

NOTE 13.  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                              PULP        PAPER        TOTAL
                                           ----------   ----------   ----------
1999
Sales to external customers..............   $ 40,080     $ 85,490     $125,570
Intersegment net sales...................         86           --           86
Segment loss.............................     (4,200)     (25,885)     (30,085)
Segment assets...........................    411,541       40,592      452,133
Capital expenditures.....................    282,920        6,190      289,110

RECONCILIATIONS
Loss:
  Total loss for reportable segments.....                             $(30,085)
  Elimination of intersegment profits....                                2,704
  Unallocated amounts, other corporate
    expenses.............................                               (9,636)
                                                                      --------
    Consolidated loss before income
      taxes..............................                             $(37,017)
                                                                      ========

Assets:
  Total assets for reportable segments...                             $452,133
  Intersegment receivable................                                 (357)
  Other unallocated amounts..............                                4,069
                                                                      --------
    Consolidated total assets............                             $455,845
                                                                      ========

                                              PULP        PAPER        TOTAL
                                           ----------   ----------   ----------
1998
Sales to external customers..............   $ 69,918     $ 96,315     $166,233
Intersegment net sales...................        461           --          461
Segment profit...........................      2,178       13,455       15,633
Segment assets...........................    254,038       64,158      318,196
Capital expenditures.....................     82,159        3,795       85,954

RECONCILIATIONS
Profit:
  Total profit for reportable segments...                               15,633
  Elimination of intersegment profits....                                 (255)
  Unallocated amounts, other corporate
    expenses.............................                               (6,058)
                                                                      --------
    Consolidated earnings before income
      taxes..............................                             $  9,320
                                                                      ========

Assets:
  Total assets for reportable segments...                             $318,196
  Intersegment receivable................                                 (593)
  Other unallocated amounts..............                               15,681
                                                                      --------
    Consolidated total assets............                             $333,284
                                                                      ========

                           MERCER INTERNATIONAL INC.

NOTE 13.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following table presents net sales to external customers by geographic area based on location of the customer.

                                              2000         1999         1998
                                           ----------   ----------   ----------
Germany..................................   $ 95,376     $ 72,129     $ 89,829
Other European Union.....................     76,827       47,498       65,806
Eastern European and other...............     53,423        5,943       10,598
                                            --------     --------     --------
                                            $225,626     $125,570     $166,233
                                            ========     ========     ========

    The following table presents total assets by geographic area based on location of the asset.

                                              2000         1999         1998
                                           ----------   ----------   ----------
Germany..................................   $398,991     $451,776     $317,603
Other....................................      4,668        4,069       15,681
                                            --------     --------     --------
                                            $403,659     $455,845     $333,284
                                            ========     ========     ========

    The pulp mill has fiber supply contracts with two companies which expire in 2002 and 2003 at prices agreed to periodically. The Company also has labor agreements which expire in 2001 and 2002. Pulp sales to one customer amounted to 27% of pulp sales in 2000.

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of other financial instruments at December 31 is summarized as follows:

                                             2000                  1999
                                      -------------------   -------------------
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT     VALUE      AMOUNT     VALUE
                                      --------   --------   --------   --------
Cash and cash equivalents...........  $ 18,496   $ 18,496   $  1,722   $  1,722
Cash restricted.....................    25,150     25,150     12,865     12,865
Notes receivable....................     4,296      4,296      4,869      4,869
Notes payable.......................       839        839        553        553
Long-term debt......................   235,488    235,488    252,284    252,162

    The fair value of cash and cash equivalents is based on reported market value. The fair value of cash restricted was equal to its carrying amount because it is in an account which bears a market rate of interest. The value of the notes receivable is based on the value of similar long-term receivables. The fair value of notes payable was based on the value of similar debt incurred in the pulp industry. The fair value of long-term debt was determined using discounted cash flows at prevailing market rates. The other long-term liabilities which have a carrying value of $3,721 and $3,506 at December 31, 2000 and 1999, respectively, are primarily an accrued environmental liability at the pulp mill. This liability may be partially reimbursable. Further, the Company cannot estimate at this time when these amounts will be paid. Therefore, the fair value of other long-term liabilities cannot be determined. The carrying amount of the

                           MERCER INTERNATIONAL INC.

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
Company's foreign currency forward swap agreement approximates fair value because the transaction occurred at year-end.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

    At December 31, 2000 and 1999, the Company recorded a liability for environmental conservation expenditures of $1,921 and $1,544, respectively. Management believes the liability amount recorded is sufficient, however, future regulations in Germany may result in additional liability.

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

                           MERCER INTERNATIONAL INC.

                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                            QUARTERLY FINANCIAL DATA
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   --------   -------------   ------------
2000
Net Sales.........................................   $55,760    $63,715       $61,694        $ 55,033
Gross profit......................................     6,868     15,531        15,899          19,561
Income before extraordinary items and cumulative
  effect of a change in accounting................     1,071      8,976         9,094          10,333
Income before extraordinary items and cumulative
  effect of a change in accounting, per share*....      0.06       0.52          0.52            0.61
Net income........................................     1,071      8,976         9,094          10,333

1999
Net Sales.........................................   $41,079    $35,000       $30,516        $ 21,272
Gross profit......................................     5,648      2,710          (428)          2,623
Income before extraordinary items and cumulative
  effect of a change in accounting................       132     (2,843)       (7,062)        (28,336)
Income before extraordinary items and cumulative
  effect of a change in accounting, per share*....      0.01      (0.17)        (0.42)          (1.70)
Net income........................................       132     (2,843)       (7,062)        (28,336)

------------------------

*  on a diluted basis

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MERCER INTERNATIONAL INC.

Dated: March 29, 2001                                  By:              /s/ JIMMY S.H. LEE
                                                            -----------------------------------------
                                                                          Jimmy S.H. Lee
                                                                             CHAIRMAN

    Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE                                                  Date: March 29, 2001
------------------------------------------------
Jimmy S.H. Lee
CHAIRMAN, CHIEF EXECUTIVE OFFICER AND TRUSTEE

/s/ MICHEL ARNULPHY                                                 Date: March 29, 2001
------------------------------------------------
Michel Arnulphy
TRUSTEE

/s/ C.S. MOON                                                       Date: March 29, 2001
------------------------------------------------
C.S. Moon
TRUSTEE

/s/ MAARTEN REIDEL                                                  Date: March 29, 2001
------------------------------------------------
Maarten Reidel
TRUSTEE

/s/ R. IAN RIGG                                                     Date: March 29, 2001
------------------------------------------------
R. Ian Rigg
CHIEF FINANCIAL OFFICER AND TRUSTEE

                                 EXHIBIT INDEX

      EXHIBIT NO.        DESCRIPTION OF EXHIBIT
 ---------------------   ----------------------
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

         10.3                   Amended and Restated 1992 Stock Option Plan. Incorporated by
                                  reference from Form S-8 dated March 2, 2000.

         10.4*                  1994 Employee Incentive Bonus Plan.

         10.5*                  Form of Separation Agreement between Mercer
                                  International Inc. and Arbatax International Inc.

         10.6                   English Translation of a Loan Agreement in the amount of
                                  DM 508,000,000 between Zellstoff-und Papierfabrik
                                  Rosenthal GmbH & Co. KG, Blankenstein on the one hand and
                                  Bayerische Hypotheken-- und Wechsel-Bank
                                  Aktiengesellschaft, Munich and Bayerische Vereinsbank
                                  Aktiengesellschaft, Munich on the other hand dated
                                  July 6, 1998. Incorporated by reference from Form 8-K
                                  dated July 16, 1998.

         10.7                   English translation of an Amendment Agreement No. 4 dated
                                  December 13, 2000 between Zellstoff-und Papierfabrik
                                  Rosenthal GmbH & Co. KG and Bayerische Hypo-und
                                  Vereinsbank Aktiengesellschaft to the Loan Agreement dated
                                  July 6, 1998. Incorporated by reference from Form 8-K/A
                                  dated January 23, 2001.

         10.8                   Amended and Restated Employment Agreement between Mercer
                                  International Inc. and Jimmy S.H. Lee dated
                                  November 20, 2000.

         10.9                   Trustee's Indemnity Agreement between Mercer
                                  International Inc. and Jimmy S.H. Lee dated
                                  November 20, 2000.

         21                     List of Subsidiaries of Registrant.

         23                     Independent Auditors Consent.

------------------------

*   Filed in Form 10-K for prior years.