Form 10-Q
period 2001-03-31
MERCER INTERNATIONAL INC
filed 2001-05-15
CIK 75659

FORM  10-Q





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[     ]       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                 41(1) 201 7710
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES   X      NO
                                              ----        ----

The Registrant had 16,794,899 shares of beneficial interest outstanding as at May 14, 2001.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS




                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

     (UNAUDITED)


                           MERCER  INTERNATIONAL  INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                        MARCH 31,    DECEMBER 31,
                                          2001           2000
                                       -----------  --------------
          ASSETS
Current Assets
  Cash and cash equivalents            $   12,417   $      18,496
  Investments                               5,735           5,320
  Receivables                              37,623          46,088
  Inventories                              20,158          19,977
  Prepaid and other                         2,624           3,000
                                       -----------  --------------
    Total current assets                   78,557          92,881

Long-Term Assets
  Cash restricted                          21,652          25,150
  Properties                              244,797         265,607
  Investments                               6,334           6,101
  Notes receivable                          4,296           4,296
  Deferred income tax                       9,070           9,624
                                       -----------  --------------
                                          286,149         310,778
                                       -----------  --------------
                                       $  364,706   $     403,659
                                       ===========  ==============

          LIABILITIES
Current Liabilities
  Accounts payable and accrued
   expenses                            $   37,186   $      37,058
  Pulp mill renovation costs payable          181           1,146
  Note payable                                584             839
  Debt                                     10,786          27,173
                                       -----------  --------------
    Total current liabilities              48,737          66,216

Long-Term Liabilities
  Debt                                    189,783         208,315
  Other                                     3,129           3,721
                                       -----------  --------------
                                          192,912         212,036
                                       -----------  --------------
    Total liabilities                     241,649         278,252

          SHAREHOLDERS' EQUITY
Shares of beneficial interest              99,995          99,995
Retained earnings                          93,273          88,698
Accumulated other comprehensive loss      (70,211)        (63,286)
                                       -----------  --------------
                                          123,057         125,407
                                       -----------  --------------
                                       $  364,706   $     403,659
                                       ===========  ==============





   The accompanying notes are an integral part of these financial statements.


                           MERCER  INTERNATIONAL  INC.

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)




                                          2001      2000
                                         -------  --------
Revenues
  Sales                                  $52,366  $55,243
  Other                                    3,630      517
                                         -------  --------
                                          55,996   55,760
Expenses
  Cost of sales                           41,977   48,892
  General and administrative               5,900    1,688
  Interest expense                         3,544    4,132
                                         -------  --------
                                          51,421   54,712
                                         -------  --------

Income before income taxes                 4,575    1,048
Income taxes (recovery)                        -      (23)
                                         -------  --------

Net income                                 4,575    1,071

Retained earnings, beginning of period    88,698   59,224
                                         -------  --------

Retained earnings, end of period         $93,273  $60,295
                                         =======  ========

Earnings per share
  Basic                                  $  0.27  $  0.06
                                         =======  ========
  Diluted                                $  0.27  $  0.06
                                         =======  ========




   The accompanying notes are an integral part of these financial statements.


                           MERCER  INTERNATIONAL  INC.

                      STATEMENTS  OF  COMPREHENSIVE  INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                              2001      2000
                                            --------  --------

Net income                                  $ 4,575   $ 1,071

Other comprehensive income (loss):
  Foreign currency translation adjustments   (7,968)   (5,852)
  Unrealized gain (loss) on securities        1,043       (15)
                                            --------  --------

  Other comprehensive loss                   (6,925)   (5,867)
                                            --------  --------

Total comprehensive loss                    $(2,350)  $(4,796)
                                            ========  ========



   The accompanying notes are an integral part of these financial statements.


                           MERCER  INTERNATIONAL  INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                         2001       2000
                                                       ---------  ---------
Cash Flows from Operating Activities:
  Net income                                           $  4,575   $  1,071
  Adjustments to reconcile net income from
  operations to cash
    Depreciation and amortization                         5,346      6,690

  Changes in current assets and liabilities
   Investments                                             (771)       181
   Inventories                                           (1,534)     2,184
   Receivables                                            6,545      4,124
   Accounts payable and accrued expenses                  2,152      3,136
   Other                                                    187        (74)
                                                       ---------  ---------
    Net cash provided by operating activities            16,500     17,312

Cash Flows from Investing Activities:
  Purchase of fixed assets, net of investment grants     (1,407)    18,682
                                                       ---------  ---------
    Net cash (used in) provided by investing activities  (1,407)    18,682

Cash Flows from Financing Activities:
  Cash restricted                                         1,976          -
  Increase in indebtedness                                    -      6,053
  Decrease in indebtedness                              (21,271)        (3)
  Decrease in pulp mill conversion costs payable           (934)   (25,750)
                                                       ---------  ---------
    Net cash used in financing activities               (20,229)   (19,700)

Effect of exchange rate changes on cash and
cash equivalents                                           (943)    (1,343)
                                                       ---------  ---------

Net (decrease) increase in cash and cash equivalents     (6,079)    14,951

Cash and cash equivalents, beginning of period           18,496      1,722
                                                       ---------  ---------
Cash and cash equivalents, end of period               $ 12,417   $ 16,673
                                                       =========  =========




   The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

NOTE  1.     BASIS  OF  PRESENTATION

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

NOTE  2.     EARNINGS  PER  SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,874,899 and 16,715,399 for the three months ended March 31, 2001 and 2000, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 17,218,749 and 16,992,883 for the three months ended March 31, 2001 and 2000, respectively.

NOTE  3.     ACCOUNTING  FOR  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the implementation date of SFAS 133 to fiscal years beginning after June 15, 2000. Retroactive application is prohibited.

The Company adopts SFAS No. 133 effective from January 1, 2001. All derivative instruments are measured at fair value and reported in the balance sheet as assets or liabilities. Accounting for gains and losses depends on the intended use of the derivative instrument. Gains and losses on derivative instruments not designated as hedging instruments are recognized in earnings in the period of the change in fair value. Accounting for gains and losses on derivative instruments designated as hedging instruments depends on the type of hedge, and such gains and losses are recognized in either earnings or other comprehensive income.

NOTE  4.     BUSINESS  SEGMENT  INFORMATION

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

Summarized financial information concerning the segments is shown in the following table:



                                                  PULP     PAPER    TOTAL
                                                --------  -------  -------
THREE MONTHS ENDED MARCH 31, 2001
Sales to external customers. . . . . . . . . .  $36,591   $15,775  $52,366
Intersegment net sales . . . . . . . . . . . .    1,702         -    1,702
Segment profit . . . . . . . . . . . . . . . .    5,513        69    5,582

Reconciliation of profit:
 Total profit for reportable segments. . . . .                     $ 5,582
 Elimination of intersegment profits . . . . .                         269
 Unallocated amounts, other corporate expenses                      (1,276)
                                                                   -------

   Consolidated income before income taxes . .                     $ 4,575
                                                                   =======

THREE MONTHS ENDED MARCH 31, 2000
Sales to external customers. . . . . . . . . .  $32,286   $22,957  $55,243
Intersegment net sales . . . . . . . . . . . .      133         -      133
Segment profit . . . . . . . . . . . . . . . .      898     1,165    2,063

Reconciliation of profit:
 Total profit for reportable segments. . . . .                     $ 2,063
 Elimination of intersegment profits . . . . .                           -
 Unallocated amounts, other corporate expenses                      (1,015)
                                                                   -------

   Consolidated income before income taxes . .                     $ 1,048
                                                                   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

Based upon period average exchange rates, the U.S. dollar appreciated by approximately 7.0% against the deutschmark in the three months ended March 31, 2001, compared to the same period of 2000.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2001

The following table sets forth selected sales data for the Company for the periods indicated:




                            THREE MONTHS ENDED MARCH 31,
                           ------------------------------
                                  2001       2000
                                ---------  --------
                                    (UNAUDITED)
                                  (IN THOUSANDS)
SALES BY PRODUCT CLASS
Packaging papers(1)             $       -  $  5,205
Specialty papers                    9,797     8,495
Printing papers(2)                  5,978     9,257
Pulp                               36,591    32,286
                                ---------  --------
Total(3)                        $  52,366  $ 55,243
                                =========  ========
SALES BY GEOGRAPHIC AREA
Germany                         $  26,328  $ 22,799
European Union(4)                  16,939    19,467
Eastern Europe and other            9,099    12,977
                                ---------  --------
Total(3)                        $  52,366  $ 55,243
                                =========  ========
SALES BY VOLUME                       (TONNES)
Packaging papers(1)                     -    17,717
Specialty papers                   11,044    10,658
Printing papers(2)                  7,049    13,489
Pulp                               61,742    58,311
                                ---------  --------
Total(3)                           79,835   100,175
                                =========  ========


(1) The Company sold its packaging paper mill in Trebsen, Germany effective June 2000.
(2) The Company sold its printing paper mill in Hainsberg, Germany effective November 2000.
(3)     Excluding  intercompany  sales.
(4)     Not  including  Germany.

In the three months ended March 31, 2001, revenues increased by approximately 0.4% to $56.0 million from $55.8 million in the three months ended March 31, 2000, primarily as a result of higher pulp sales in the current period. The increase in revenues in the current period was partially offset by lower paper sales. In the three months ended March 31, 2001, pulp and paper revenues decreased by approximately 5.2% from the comparable period of 2000, on a 13.3% increase in pulp sales and a 31.3% decrease in paper sales.

Pulp sales in the three months ended March 31, 2001 increased to $36.6 million from $32.3 million in the comparable period of 2000. The Company completed a project in late 1999 to convert the Company's pulp mill to the production of kraft pulp and increase its annual production capacity to 280,000 tonnes (the "Conversion Project"). The pulp mill ramped up production in early 2000 and has operated in excess of 90% of capacity since the beginning of the second quarter of 2000. List prices for kraft pulp in Europe decreased from approximately $710 per tonne at the end of 2000 to approximately $650 per tonne during the first quarter of 2001 and approximately $600 per tonne during April 2001.

Paper sales in the three months ended March 31, 2001 decreased to $15.8 million from $23.0 million in the comparable period of 2000. Sales of specialty papers increased in the three months ended March 31, 2001 compared to the three months ended March 31, 2000 as a result of increased sales prices, while sales of printing papers declined as a result of the sale of the Company's recycled printing paper mill in Hainsberg, Germany effective November 2000. The Company did not sell any packaging papers during the first quarter of 2001 as a result of the sale of its packaging paper mill in Trebsen, Germany effective June 2000, compared to $5.2 million during the first quarter of 2000. On average, paper prices realized by the Company in the three months ended March 31, 2001 increased by approximately 59% compared to the same period in 2000, with higher prices for both specialty and printing papers.

Expenses decreased to $51.4 million in the three months ended March 31, 2001 from $54.7 million in the comparable period of 2000, primarily as a result of an improvement in pulp production efficiency due to the ramping-up of pulp production in early 2000 and a decrease in the production of paper products as a result of the sale of two of the Company's paper mills in 2000. On average, the Company's unit fibre costs for pulp production in the three months ended March 31, 2001 increased by approximately 14% compared to the same period in 2000. Prices for waste paper, which currently comprises approximately 25% of the fibre for the Company's paper mills, also increased in the three months ended March 31, 2001, compared to the same period of 2000.

General and administrative expenses were $5.9 million in the three months ended March 31, 2001, compared to $5.7 million in the three months ended December 31, 2000 and $1.7 million in the three months ended March 31, 2000. Interest expense in the three months ended March 31, 2001 decreased to $3.5 million from $4.1 million in the comparable period of 2000, primarily as a result of lower indebtedness during the quarter and a continuing depreciation of the deutschmark relative to the U.S. dollar.

For the three months ended March 31, 2001, the Company reported net income of $4.6 million, or $0.27 per share, compared to net income of $1.1 million, or $0.06 per share, in the comparable period of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is a summary of selected financial information concerning the Company for the periods indicated:



                                          AS AT              AS AT
                                      MARCH 31, 2001   DECEMBER 31, 2000
                                     ----------------  ------------------
                                                 (UNAUDITED)
                                               (IN THOUSANDS)

FINANCIAL POSITION
Working capital . . . . . . . . . .  $         29,820  $           26,665
Property, plant and equipment (net)           244,797             265,607
Total assets. . . . . . . . . . . .           364,706             403,659
Long-term debt. . . . . . . . . . .           189,783             208,315
Shareholders' equity. . . . . . . .           123,057             125,407



At March 31, 2001, the Company's cash and cash equivalents totalled $12.4 million, a net decrease of $6.1 million from $18.5 million at December 31, 2000. At March 31, 2001, the Company had short-term trading securities totalling $5.7 million, compared to $5.3 million at December 31, 2000.

OPERATING  ACTIVITIES

Operating activities provided cash of $16.5 million in the three months ended March 31, 2001, compared to $17.3 million in the same period in 2000. A decrease in receivables provided cash of $6.5 million in the current period, compared to $4.1 million in the comparative period of 2000. An increase in accounts payable and accrued expenses provided cash of $2.2 million in the three months ended March 31, 2001, compared to $3.1 million in the three months ended March 31, 2000. Higher inventories used cash of $1.5 million in the three months ended March 31, 2001, compared to lower inventories providing cash of $2.2 million in the three months ended March 31, 2000. Net purchases of investment securities used cash of $0.8 million in the three months ended March 31, 2001, compared to net sales of investment securities providing cash of $0.2 million in the comparative period of 2000.

INVESTING  ACTIVITIES

Investing activities in the three months ended March 31, 2001 used cash of $1.4 million, consisting of capital expenditures on properties, compared to providing cash of $18.7 million in the three months ended March 31, 2000.

The Company completed the Conversion Project in late 1999. The Conversion Project was financed through a combination of borrowings under a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.

The Company is continuing to review its paper operations to define a long-term core competency in respect of products produced in order that future investment may be directed towards that segment.

FINANCING  ACTIVITIES

Financing activities used cash of $20.2 million in the three months ended March 31, 2001, primarily as a result of a decrease in indebtedness relating to the Conversion Project. Financing activities used cash of $19.7 million in the three months ended March 31, 2000.

The depreciation of the deutschmark against the U.S. dollar in the three months ended March 31, 2001 resulted in an unrealized foreign exchange translation loss of $0.9 million on cash and cash equivalents, which is included in the Company's statement of comprehensive income and does not affect the Company's net earnings. See "Foreign Currency".

Effective January 2000, the Company agreed, subject to certain conditions, to acquire a controlling interest in a "greenfield" project to construct and operate a 550,000-tonne softwood kraft pulp mill to be located at Stendal, Germany (the "Stendal Project"). In 2001, the Company agreed to increase its ultimate ownership position in the Stendal Project to 57.5%. The Company's participation in the Stendal Project is subject to, among other things, completion of due diligence and the Stendal Project itself is subject to, among other things, financing. The Stendal Project is currently estimated to cost approximately DM 1,600.0 million (or $823.3 million) and to be completed in 2004. Financing for the Stendal Project is expected to come from the project partners, government financing, project financing and outside capital. See "Stendal Pulp Mill Project Uncertainties".

Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at March 31, 2001. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

FOREIGN  CURRENCY

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations, in particular, those in Germany. The Company's pulp and paper products are principally sold in deutschmarks and euros and approximately 99% of the Company's revenues are denominated in deutschmarks and euros. The value of the euro is fixed at 1.95583 deutschmarks.

The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on the Company's balance sheet and do not affect the net earnings of the Company.

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates for deutschmarks prevailing during that period. In the three months ended March 31, 2001, the depreciation of the deutschmark against the U.S. dollar resulted in a net $8.0 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $56.3 million at December 31, 2000 to $64.3 million at March 31, 2001.

The average and period end exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:




                           QUARTER ENDED               QUARTER ENDED
                          MARCH 31, 2001              MARCH 31, 2000
                          --------------              --------------
                    PERIOD END    PERIOD AVERAGE  PERIOD END  PERIOD AVERAGE
                  --------------  --------------  ----------  --------------
RATE OF EXCHANGE
Deutschmark               2.2248          2.1213      2.0434          1.9823


Based upon the period average exchange rate in the three months ended March 31, 2001, the U.S. dollar increased by approximately 1.9% in value against the deutschmark since December 31, 2000.

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

The implementation of the Stendal Project is currently expected to commence in the first quarter of 2002 and be completed in 2004. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
             MARKET  RISK

The Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Company manages these risks through internal risk management policies. The Company also uses derivative instruments in regard to its exposure to interest rate, currency and pulp price risks. The derivative instruments are not designated as hedging instruments and the purpose of the derivative activity is speculative in nature, as management uses such tools either to augment the Company's potential gains or to reduce the Company's potential losses, depending on management's perception of future economic events and developments. If any of the variety of instruments and strategies the Company utilizes are not effective, the Company may incur losses. Many of the Company's strategies are based on historical trading patterns and correlations. However, these strategies may not be fully effective in all market environments or against all types of risks. Unexpected market developments may affect the Company's risk management strategies during this time, and unanticipated developments could impact the Company's risk management strategies in the future.

As at March 31, 2001, no derivative contract had been executed with respect to pulp prices. The Company may enter into short-term forward contracts to manage its exposure to currency and interest rate risks.

Any change in the fair value of derivative instruments is included in the determination of earnings.

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2000 for additional information concerning market risk.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)          EXHIBITS

None.

(b)          REPORTS  ON  FORM  8-K

The Company filed the following report on Form 8-K with respect to the indicated items during the three months ended March 31, 2001:

Form  8-K  dated  January  23,  2001:
     Item  5.  Other  Events
     Item  7.  Financial  Statements  and  Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     MERCER  INTERNATIONAL  INC.


     By:  /s/  R.  Ian  Rigg
          ------------------
          R.  Ian  Rigg
          Vice  President  and  Chief  Financial  Officer


Date:  May  14,  2001