Form 10-Q
period 2001-06-30
MERCER INTERNATIONAL INC
filed 2001-08-14
CIK 75659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The Registrant had 16,794,899 shares of beneficial interest outstanding as at August 13, 2001.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS




                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

                            MERCER INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                    AS AT JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                        JUNE 30,    DECEMBER 31,
                                          2001          2000
                                       ----------  --------------
          ASSETS
Current Assets
  Cash and cash equivalents . . . . .  $  14,061   $      18,496
  Investments . . . . . . . . . . . .      5,683           5,320
  Receivables . . . . . . . . . . . .     38,210          46,088
  Inventories . . . . . . . . . . . .     16,378          19,977
  Prepaid and other . . . . . . . . .      2,713           3,000
                                       ----------  --------------
    Total current assets. . . . . . .     77,045          92,881

Long-Term Assets
  Cash restricted . . . . . . . . . .     21,394          25,150
  Properties. . . . . . . . . . . . .    234,007         265,607
  Investments . . . . . . . . . . . .      6,461           6,101
  Notes receivable. . . . . . . . . .          -           4,296
  Deferred income tax . . . . . . . .      8,778           9,624
                                       ----------  --------------
                                         270,640         310,778
                                       ----------  --------------
                                       $ 347,685   $     403,659
                                       ==========  ==============

          LIABILITIES
Current Liabilities
  Accounts payable and accrued
   expenses . . . . . . . . . . . . .  $  31,737   $      37,058
  Pulp mill renovation costs payable.        183           1,146
  Note payable. . . . . . . . . . . .        578             839
  Debt. . . . . . . . . . . . . . . .     10,397          27,173
                                       ----------  --------------
    Total current liabilities . . . .     42,895          66,216

Long-Term Liabilities
  Debt. . . . . . . . . . . . . . . .    183,101         208,315
  Other . . . . . . . . . . . . . . .      3,264           3,721
                                       ----------  --------------
                                         186,365         212,036
                                       ----------  --------------
    Total liabilities . . . . . . . .    229,260         278,252

          SHAREHOLDERS' EQUITY
Shares of beneficial interest . . . .     99,995          99,995
Retained earnings . . . . . . . . . .     93,202          88,698
Accumulated other comprehensive loss.    (74,772)        (63,286)
                                       ----------  --------------
                                         118,425         125,407
                                       ----------  --------------
                                       $ 347,685   $     403,659
                                       ==========  ==============





   The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)




                                                  2001       2000
                                                --------  ---------
Revenues
  Sales. . . . . . . . . . . . . . . . . . . .  $100,820  $114,818
  Other. . . . . . . . . . . . . . . . . . . .     7,486     4,657
                                                --------  ---------
                                                 108,306   119,475
Expenses
  Cost of sales. . . . . . . . . . . . . . . .    85,241    97,076
  General and administrative . . . . . . . . .     8,478     5,251
  Interest expense . . . . . . . . . . . . . .     7,504     7,110
  Loss on foreign currency derivative
   contracts . . . . . . . . . . . . . . . . .     2,553         -
                                                --------  ---------
                                                 103,776   109,437
                                                --------  ---------

Income before income taxes . . . . . . . . . .     4,530    10,038
Income taxes (recovery). . . . . . . . . . . .        26        (9)
                                                --------  ---------

Net income . . . . . . . . . . . . . . . . . .     4,504    10,047

Retained earnings, beginning of period . . . .    88,698    59,224
                                                --------  ---------

Retained earnings, end of period . . . . . . .  $ 93,202  $ 69,271
                                                ========  =========

Earnings per share
  Basic. . . . . . . . . . . . . . . . . . . .  $   0.27  $   0.60
                                                ========  =========
  Diluted. . . . . . . . . . . . . . . . . . .  $   0.26  $   0.59
                                                ========  =========





   The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)




                                                  2001      2000
                                                --------  -------
Revenues
  Sales. . . . . . . . . . . . . . . . . . . .  $48,454   $59,575
  Other. . . . . . . . . . . . . . . . . . . .    3,856     4,140
                                                --------  -------
                                                 52,310    63,715
Expenses
  Cost of sales. . . . . . . . . . . . . . . .   43,264    48,184
  General and administrative . . . . . . . . .    4,918     3,563
  Interest expense . . . . . . . . . . . . . .    3,960     2,978
  Loss on foreign currency derivative
   contracts . . . . . . . . . . . . . . . . .      213         -
                                                --------  -------
                                                 52,355    54,725
                                                --------  -------

Income (loss) before income taxes. . . . . . .      (45)    8,990
Income taxes . . . . . . . . . . . . . . . . .       26        14
                                                --------  -------

Net income (loss). . . . . . . . . . . . . . .      (71)    8,976

Retained earnings, beginning of period . . . .   93,273    60,295
                                                --------  -------

Retained earnings, end of period . . . . . . .  $93,202   $69,271
                                                ========  =======

Earnings (loss) per share
  Basic. . . . . . . . . . . . . . . . . . . .  $ (0.00)  $  0.54
                                                ========  =======
  Diluted. . . . . . . . . . . . . . . . . . .  $ (0.00)  $  0.52
                                                ========  =======





   The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                2001      2000
                                             ---------  --------

Net income. . . . . . . . . . . . . . . . .  $  4,504   $10,047

Other comprehensive gain (loss):
  Foreign currency translation adjustments.   (13,004)   (6,048)
  Unrealized gain (loss) on securities. . .     1,518      (622)
                                             ---------  --------

  Other comprehensive loss. . . . . . . . .   (11,486)   (6,670)
                                             ---------  --------

Total comprehensive gain (loss) . . . . . .  $ (6,982)  $ 3,377
                                             =========  ========





   The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                               2001      2000
                                             --------  -------

Net income (loss) . . . . . . . . . . . . .  $   (71)  $8,976

Other comprehensive gain (loss):
  Foreign currency translation adjustments.   (5,036)    (196)
  Unrealized gain (loss) on securities. . .      475     (607)
                                             --------  -------

  Other comprehensive loss. . . . . . . . .   (4,561)    (803)
                                             --------  -------

Total comprehensive gain (loss) . . . . . .  $(4,632)  $8,173
                                             ========  =======





   The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                         2001       2000
                                                      ---------  ---------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . .  $  4,504   $ 10,047
  Adjustments to reconcile net income from
   operations to cash
    Depreciation and amortization. . . . . . . . . .    10,398     13,491

  Changes in current assets and liabilities
    Investments. . . . . . . . . . . . . . . . . . .      (816)   (14,270)
    Inventories. . . . . . . . . . . . . . . . . . .     1,741      2,180
    Receivables. . . . . . . . . . . . . . . . . . .     4,702      1,437
    Accounts payable and accrued expenses. . . . . .    (1,515)     2,531
    Other. . . . . . . . . . . . . . . . . . . . . .        (9)        20
                                                      ---------  ---------
      Net cash provided by operating activities. . .    19,005     15,436

Cash Flows from Investing Activities:
  Purchase of fixed assets, net of investment grants    (4,416)    36,308
  Decrease in notes receivable . . . . . . . . . . .     4,296         10
  Other. . . . . . . . . . . . . . . . . . . . . . .        58          -
                                                      ---------  ---------
      Net cash provided by (used in) investing
       activities. . . . . . . . . . . . . . . . . .       (62)    36,318

Cash Flows from Financing Activities:
  Cash restricted. . . . . . . . . . . . . . . . . .     1,372          -
  Increase in indebtedness . . . . . . . . . . . . .         -      5,888
  Decrease in indebtedness . . . . . . . . . . . . .   (21,244)    (1,139)
  Decrease in pulp mill conversion costs payable . .      (900)   (49,264)
                                                      ---------  ---------
      Net cash used in financing activities. . . . .   (20,772)   (44,515)

Effect of exchange rate changes on cash and
 cash equivalents. . . . . . . . . . . . . . . . . .    (2,606)      (993)
                                                      ---------  ---------

Net increase (decrease) in cash and cash equivalents    (4,435)     6,246

Cash and cash equivalents, beginning of period . . .    18,496      1,722
                                                      ---------  ---------
Cash and cash equivalents, end of period . . . . . .  $ 14,061   $  7,968
                                                      =========  =========





   The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

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

NOTE  2.     EARNINGS  PER  SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,874,899 and 16,715,399 for the six months ended June 30, 2001 and 2000, respectively, and 16,874,899 and 16,715,399 for the three months ended June 30, 2001 and 2000, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 17,154,277 and 17,101,499 for the six months ended June 30, 2001 and 2000, respectively, and 16,874,899 and 17,210,116 for the three months ended June 30, 2001 and 2000, respectively.

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

Summarized financial information concerning the segments is shown in the following table:





                                                PULP      PAPER    TOTAL
                                                --------  -------  --------

SIX MONTHS ENDED JUNE 30, 2001
Sales to external customers. . . . . . . . . .  $72,158   $28,662  $100,820
Intersegment net sales . . . . . . . . . . . .    3,236         -     3,236
Segment profit . . . . . . . . . . . . . . . .    6,504       786     7,290

Reconciliation of profit:
 Total profit for reportable segments. . . . .                      $ 7,290
 Elimination of intersegment profits . . . . .                          602
 Unallocated amounts, other corporate expenses                       (3,362)
                                                                    --------

   Consolidated income before income taxes . .                      $ 4,530
                                                                    ========

SIX MONTHS ENDED JUNE 30, 2000
Sales to external customers. . . . . . . . . .  $70,100   $44,718  $114,818
Intersegment net sales . . . . . . . . . . . .      352         -       352
Segment profit . . . . . . . . . . . . . . . .   10,614     1,230    11,844

Reconciliation of profit:
 Total profit for reportable segments. . . . .                      $11,844
 Elimination of intersegment profits . . . . .                            -
 Unallocated amounts, other corporate expenses                       (1,806)
                                                                    --------

   Consolidated income before income taxes . .                      $10,038
                                                                    ========





                                                PULP      PAPER    TOTAL
                                                --------  -------  --------

THREE MONTHS ENDED JUNE 30, 2001
Sales to external customers. . . . . . . . . .  $35,567   $12,887  $ 48,454
Intersegment net sales . . . . . . . . . . . .    1,534         -     1,534
Segment profit . . . . . . . . . . . . . . . .      991       717     1,708

Reconciliation of profit:
 Total profit for reportable segments. . . . .                      $ 1,708
 Elimination of intersegment profits . . . . .                          333
 Unallocated amounts, other corporate expenses                       (2,086)
                                                                    --------

   Consolidated loss before income taxes . . .                      $   (45)
                                                                    ========

THREE MONTHS ENDED JUNE 30, 2000
Sales to external customers. . . . . . . . . .  $37,814   $21,761  $ 59,575
Intersegment net sales . . . . . . . . . . . .      219         -       219
Segment profit . . . . . . . . . . . . . . . .    9,716        65     9,781

Reconciliation of profit:
 Total profit for reportable segments. . . . .                      $ 9,781
 Elimination of intersegment profits . . . . .                            -
 Unallocated amounts, other corporate expenses                         (791)
                                                                    --------

   Consolidated income before income taxes . .                      $ 8,990
                                                                    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the six months and three months ended June 30, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

Based upon period average exchange rates, the U.S. dollar appreciated by approximately 7.0% against the deutschmark in the six months and three months ended June 30, 2001, respectively, compared to the same periods of 2000.

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  JUNE  30,  2001

The following table sets forth selected sales data for the Company for the periods indicated:



                            SIX MONTHS ENDED
                                JUNE 30,
                           ------------------
                             2001      2000
                           --------  --------
                              (UNAUDITED)
                             (IN THOUSANDS)
SALES BY PRODUCT CLASS
Packaging papers(1) . . .  $      -  $  8,758
Specialty papers. . . . .    17,579    16,860
Printing papers(2). . . .    11,083    19,100
Pulp. . . . . . . . . . .    72,158    70,100
                           --------  --------
Total(3). . . . . . . . .  $100,820  $114,818
                           ========  ========

SALES BY GEOGRAPHIC AREA
Germany . . . . . . . . .  $ 47,557  $ 46,952
European Union(4) . . . .    35,600    41,295
Eastern Europe and other.    17,663    26,571
                           --------  --------
Total(3). . . . . . . . .  $100,820  $114,818
                           ========  ========

                                (TONNES)
SALES BY VOLUME
Packaging papers(1) . . .         -    29,111
Specialty papers. . . . .    20,909    21,056
Printing papers(2). . . .    13,848    27,853
Pulp. . . . . . . . . . .   142,082   119,252
                           --------  --------
Total(3). . . . . . . . .   176,839   197,272
                           ========  ========





(1) The Company sold its packaging paper mill in Trebsen, Germany effective June 2000.
(2) The Company sold its printing paper mill in Hainsberg, Germany effective November 2000.
(3)     Excluding  intercompany  sales.
(4)     Not  including  Germany.

In the six months ended June 30, 2001, revenues decreased by approximately 9.3% to $108.3 million from $119.5 million in the six months ended June 30, 2000, primarily as a result of lower paper sales and lower pulp prices in the current period. The decrease in revenues in the current period was partially offset by higher pulp volumes. In the six months ended June 30, 2001, pulp and paper revenues decreased by approximately 12.2% from the comparable period of 2000, on a 2.9% increase in pulp sales and a 35.9% decrease in paper sales.

Pulp sales in the six months ended June 30, 2001 increased to $72.2 million from $70.1 million in the comparable period of 2000. In late 1999, the Company completed the conversion of the Company's pulp mill to the production of kraft pulp and the increase of the pulp mill's annual production capacity to 280,000 tonnes (the "Conversion Project"). The pulp mill ramped up production in early 2000 and has operated in excess of 90% of capacity since the beginning of the second quarter of 2000. List prices for kraft pulp in Europe decreased from approximately $710 per tonne at the end of 2000 to approximately $650 per tonne during the first quarter of 2001 and approximately $530 per tonne during the second quarter of 2001.

Paper sales in the six months ended June 30, 2001 decreased to $28.7 million from $44.7 million in the comparable period of 2000. Sales of specialty papers increased in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 as a result of higher sales prices, while sales of printing papers declined primarily as a result of the sale of one of the Company's printing paper mills effective November 2000. The Company did not sell any packaging papers during the six months ended June 30, 2001 as a result of the divestiture of its packaging paper mill effective June 2000. On average, prices for specialty and printing papers realized by the Company in the six months ended June 30, 2001 increased by approximately 5.0% and 16.7%, respectively, compared to the same period in 2000.

Expenses decreased to $103.8 million in the six months ended June 30, 2001 from $109.4 million in the comparable period of 2000, primarily as a result of an improvement in pulp production efficiency due to the ramping-up of pulp production in early 2000 and a decrease in the production of paper products. On average, the Company's unit fibre costs for pulp production in the six months ended June 30, 2001 increased by approximately 12.9% compared to the same period in 2000. Prices for waste paper, which currently comprises approximately 25% of the fibre for the Company's paper mills, also increased in the six months ended June 30, 2001, compared to the same period of 2000.

General and administrative expenses were $8.5 million in the six months ended June 30, 2001, compared to $5.3 million in the six months ended June 30, 2000. Interest expense in the six months ended June 30, 2001 increased to $7.5 million from $7.1 million in the comparable period of 2000, primarily as a result of the payment of government guarantee fees and higher interest rates in connection with the entering into of foreign currency forward rate swaps relating to the Company's bank loans. The Company recorded a loss of $2.6 million on its foreign currency derivative contracts in the six months ended June 30, 2001. See "Item
3. Quantitative and Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

For the six months ended June 30, 2001, the Company reported net income of $4.5 million, or $0.26 per share on a diluted basis, compared to $10.0 million, or $0.59 per share, in the comparable period of 2000.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  JUNE  30,  2001

The following table sets forth selected sales data for the Company for the periods indicated:




                               THREE MONTHS ENDED
                                    JUNE 30,
                               ------------------
                                  2001      2000
                               ---------  -------
                                   (UNAUDITED)
                                 (IN THOUSANDS)
SALES BY PRODUCT CLASS
Packaging papers(1) . . . . .  $       -  $ 3,553
Specialty papers. . . . . . .      7,782    8,365
Printing papers(2). . . . . .      5,105    9,843
Pulp. . . . . . . . . . . . .     35,567   37,814
                               ---------  -------
Total(3). . . . . . . . . . .  $  48,454  $59,575
                               =========  =======

SALES BY GEOGRAPHIC AREA
Germany . . . . . . . . . . .  $  21,229  $24,153
European Union(4) . . . . . .     18,661   21,828
Eastern Europe and other. . .      8,564   13,594
                               ---------  -------
Total(3). . . . . . . . . . .  $  48,454  $59,575
                               =========  =======

                                     (TONNES)
SALES BY VOLUME
Packaging papers(1) . . . . .          -   11,394
Specialty papers. . . . . . .      9,865   10,398
Printing papers(2). . . . . .      6,799   14,364
Pulp. . . . . . . . . . . . .     80,340   60,941
                               ---------  -------
Total(3). . . . . . . . . . .     97,004   97,097
                               =========  =======





(1) The Company sold its packaging paper mill in Trebsen, Germany effective June 2000.
(2) The Company sold its printing paper mill in Hainsberg, Germany effective November 2000.
(3)     Excluding  intercompany  sales.
(4)     Not  including  Germany.

In the three months ended June 30, 2001, revenues decreased by approximately 17.9% to $52.3 million from $63.7 million in the three months ended June 30, 2000, primarily as a result of lower paper sales and lower pulp prices in the current period. The decrease in revenues in the current period was partially offset by higher pulp volumes. In the three months ended June 30, 2001, pulp and paper revenues decreased by approximately 18.7% from the comparable period of 2000, on a 5.9% decrease in pulp sales and a 40.8% decrease in paper sales.

Pulp sales in the three months ended June 30, 2001 decreased to $35.6 million from $37.8 million in the comparable period of 2000 as a result of lower sales prices. In late 1999, the Company completed the Conversion Project to convert the Company's pulp mill to the production of kraft pulp and increase its annual production capacity to 280,000 tonnes. The pulp mill ramped up production in early 2000 and has operated in excess of 90% of capacity since the beginning of the second quarter of 2000. A decrease in pulp demand and high pulp inventories resulted in list prices for kraft pulp in Europe decreasing from approximately $620 per tonne at March 31, 2001 to approximately $500 per tonne at June 30, 2001. List prices continued to deteriorate into the third quarter of 2001. In order to balance pulp inventory levels, many pulp producers have announced market downtime in the third quarter of 2001.

Paper sales in the three months ended June 30, 2001 decreased to $12.9 million from $21.8 million in the comparable period of 2000. Sales of specialty papers declined in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 as a result of lower sales prices and volumes, while sales of printing papers declined primarily as a result of the sale of one of the Company's printing paper mills effective November 2000. The Company did not sell any packaging papers during the second quarter of 2001 as a result of the divestiture of its packaging paper mill effective June 2000. On average, prices for specialty papers realized by the Company in the three months ended June 30, 2001 decreased by approximately 1.9% compared to the same period in 2000, while prices for printing papers increased by approximately 9.6%.

Expenses decreased to $52.4 million in the three months ended June 30, 2001 from $54.7 million in the comparable period of 2000, primarily as a result of an improvement in pulp production efficiency due to the ramping-up of pulp production in early 2000 and a decrease in the production of paper products. On average, the Company's unit fibre costs for pulp production in the three months ended June 30, 2001 increased by approximately 11.6% compared to the same period in 2000. Prices for waste paper, which currently comprises approximately 25% of the fibre for the Company's paper mills, also increased in the three months ended June 30, 2001, compared to the same period of 2000.

General and administrative expenses were $4.9 million in the three months ended June 30, 2001, compared to $3.6 million in the three months ended June 30, 2000. Interest expense in the three months ended June 30, 2001 increased to $4.0 million from $3.0 million in the comparable period of 2000, primarily as a result of the payment of government guarantee fees and higher interest rates in connection with the entering into of foreign currency forward rate swaps relating to the Company's bank loans. The Company recorded a loss of $0.2 million on its foreign currency derivative contracts in the three months ended June 30, 2001. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

For the three months ended June 30, 2001, the Company reported a net loss of $71,000, or $0.00 per share on a diluted basis, compared to net income of $9.0 million, or $0.52 per share, in the comparable period of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is a summary of selected financial information concerning the Company for the periods indicated:





                                          AS AT             AS AT
                                      JUNE 30, 2001   DECEMBER 31, 2000
                                     ---------------  ------------------
                                                (UNAUDITED)
                                              (IN THOUSANDS)

FINANCIAL POSITION
Working capital . . . . . . . . . .  $        34,150  $           26,665
Property, plant and equipment (net)          234,007             265,607
Total assets. . . . . . . . . . . .          347,685             403,659
Long-term debt. . . . . . . . . . .          183,101             208,315
Shareholders' equity. . . . . . . .          118,425             125,407





At June 30, 2001, the Company's cash and cash equivalents totalled $14.1 million, a net decrease of $4.4 million from $18.5 million at December 31, 2000. At June 30, 2001, the Company had short-term trading securities totalling $5.7 million, compared to $5.3 million at December 31, 2000.

OPERATING  ACTIVITIES

Operating activities provided cash of $19.0 million in the six months ended June 30, 2001, compared to $15.4 million in the same period in 2000. A decrease in receivables provided cash of $4.7 million in the current period, compared to $1.4 million in the comparative period of 2000. A decrease in accounts payable and accrued expenses used cash of $1.5 million in the six months ended June 30, 2001, compared to an increase in accounts payable and accrued expenses providing cash of $2.5 million in the six months ended June 30, 2000. Lower inventories provided cash of $1.7 million in the six months ended June 30, 2001, compared to $2.2 million in the six months ended June 30, 2000. Net purchases of investment securities used cash of $0.8 million in the six months ended June 30, 2001, compared to $14.3 million in the comparative period of 2000.

INVESTING  ACTIVITIES

Investing activities in the six months ended June 30, 2001 used cash of $62,000, consisting primarily of capital expenditures on properties and partially offset by a reduction in notes receivable, compared to providing cash of $36.3 million in the six months ended June 30, 2000.

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

FINANCING  ACTIVITIES

Financing activities used cash of $20.8 million in the six months ended June 30, 2001, primarily as a result of the repayment of $21.2 million in indebtedness relating to the Conversion Project. Financing activities used cash of $44.5 million in the six months ended June 30, 2000.

The depreciation of the deutschmark against the U.S. dollar in the six months ended June 30, 2001 resulted in an unrealized foreign exchange translation loss of $2.6 million on cash and cash equivalents, which is included in the Company's statement of comprehensive income and does not affect the Company's net earnings. See "Foreign Currency".

Effective January 2000, the Company agreed, subject to certain conditions, to acquire a controlling interest in a "greenfield" project to construct and operate a 550,000-tonne softwood kraft pulp mill to be located at Stendal, Germany (the "Stendal Project"). In 2001, the Company agreed to increase its ultimate ownership position in the Stendal Project to 57.5%. The Company's participation in the Stendal Project is subject to, among other things, completion of due diligence and the entering into of a shareholders' agreement and the Stendal Project itself is subject to, among other things, financing, final permit amendments and approval of government investment incentives. The Stendal Project is currently estimated to cost approximately euro 1.0 billion (or $847.5 million) and to be completed in 2005. Financing for the Stendal
Project is expected to come from the project partners, long-term bank credit facilities and government investment incentives. In July 2001, the Company announced that Bayerische Hypo- und Vereinsbank AG has agreed to act as the lead financial arranger and underwriter on the credit facilities for the Stendal Project. The aggregate amount of the facilities to be arranged is up to euro
891.4  million  (or  $755.4  million).  See  "Stendal  Pulp  Mill  Project
Uncertainties".

Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at June 30, 2001. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates for deutschmarks prevailing during that period. In the six months ended June 30, 2001, the depreciation of the deutschmark against the U.S. dollar resulted in a net $13.0 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $56.3 million at December 31, 2000 to $69.3 million at June 30, 2001. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

The average and period end exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:




                         QUARTER ENDED               QUARTER ENDED
                         JUNE 30, 2001               JUNE 30, 2000
                  -----------------------------  --------------------------
                  PERIOD END     PERIOD AVERAGE  PERIOD END  PERIOD AVERAGE
                  -------------  --------------  ----------  --------------
RATE OF EXCHANGE
Deutschmark. . .         2.3079          2.2399      2.0486          2.0941




Based upon the period average exchange rate in the six months ended June 30, 2001, the U.S. dollar increased by approximately 4.7% in value against the deutschmark since December 31, 2000.

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

The implementation of the Stendal Project is currently expected to commence in the first quarter of 2002 and be completed in 2005. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all.

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

In December 2000, the Company entered into U.S. dollar/euro foreign currency forward rate swaps to manage its risk exposure with respect to in aggregate approximately euro 223.3 million of the principal amount of its long-term indebtedness. A fair value gain of $0.9 million on these contracts was recognized in the six months ended June 30, 2001.

During the first quarter of 2001, the Company entered into a U.S. dollar/euro forward contract in the amount of approximately euro 35.0 million, which was settled in March 2001. The contract resulted in a $2.3 million loss.

During the second quarter of 2001, the Company entered into two U.S. dollar/euro forward contracts in the aggregate amount of approximately euro 22.4 million, maturing in the second quarter of 2002. A fair value loss of $1.1 million on these contracts was recognized in the six months ended June 30, 2001.

As at June 30, 2001, no derivative contract had been executed with respect to pulp prices.

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

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MERCER  INTERNATIONAL  INC.


                                              By: /s/  R.  Ian  Rigg
                                                  ---------------------------
                                                  R.  Ian  Rigg
                                                  Vice  President  and  Chief
                                                  Financial  Officer


Date:  August  13,  2001