Form 10-Q
period 2001-09-30
MERCER INTERNATIONAL INC
filed 2001-11-14
CIK 75659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

        [   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM      TO
                                               ----     ----

                         COMMISSION FILE NO.: 000-09409

                            MERCER INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)

             WASHINGTON                                 91-6087550
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

The Registrant had 16,794,899 shares of beneficial interest outstanding as at November 12, 2001.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS




                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                  (UNAUDITED)

                            MERCER INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                        SEPTEMBER 30,    DECEMBER 31,
                                            2001             2000
                                       ---------------  --------------
                         ASSETS
Current Assets
  Cash and cash equivalents            $       18,393   $      18,496
  Investments                                   5,285           5,320
  Receivables                                  39,916          46,088
  Inventories                                  14,550          19,977
  Prepaid and other                             2,497           3,000
                                       --------------   -------------
    Total current assets                       80,641          92,881

Long-Term Assets
  Cash restricted                              22,498          25,150
  Properties                                  246,712         265,607
  Investments                                   7,713           6,101
  Notes receivable                                  -           4,296
  Deferred income tax                           9,353           9,624
                                       --------------   -------------
                                              286,276         310,778
                                       --------------   -------------
                                       $      366,917   $     403,659
                                       ==============   =============

                       LIABILITIES
Current Liabilities
  Accounts payable and accrued
    expenses                           $       33,099   $      37,058
  Pulp mill renovation costs
    payable                                       193           1,146
  Note payable                                    782             839
  Debt                                         10,380          27,173
                                       --------------   -------------
    Total current liabilities                  44,454          66,216

Long-Term Liabilities
  Debt                                        191,533         208,315
  Other                                         3,339           3,721
                                       --------------   -------------
                                              194,872         212,036
                                       --------------   -------------
    Total liabilities                         239,326         278,252

             SHAREHOLDERS' EQUITY
Shares of beneficial interest                  99,995          99,995
Retained earnings                              93,371          88,698
Accumulated other comprehensive
  loss                                        (65,775)        (63,286)
                                       --------------   -------------
                                              127,591         125,407
                                       --------------   -------------
                                       $      366,917   $     403,659
                                       ==============   =============




The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)




                                               2001        2000
                                             --------    --------
Revenues
  Sales                                      $143,513    $175,597
  Other                                        12,069       5,572
                                             --------    --------
                                              155,582     181,169
Expenses
  Cost of sales                               125,115     142,871
  General and administrative                   13,216       8,591
  Interest expense                             10,895      10,560
  Loss on foreign currency
    derivative contracts                          731           -
  Litigation claim                                918           -
                                             --------    --------
                                              150,875     162,022
                                             --------    --------

Income before income taxes                      4,707      19,147
Income taxes                                       34           6
                                             --------    --------

Net income                                      4,673      19,141

Retained earnings, beginning
  of period                                    88,698      59,224
                                             --------    --------

Retained earnings, end of period             $ 93,371    $ 78,365
                                             ========    ========

Earnings per share
  Basic                                      $   0.28    $   1.14
                                             ========    ========
  Diluted                                    $   0.27    $   1.11
                                             ========    ========




The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)




                                               2001        2000
                                             --------    --------
Revenues
  Sales                                       $42,693    $60,779
  Other                                         4,583        915
                                              -------    -------
                                               47,276     61,694
Expenses
  Cost of sales                                39,874     45,795
  General and administrative                    4,738      3,340
  Interest expense                              3,391      3,450
  Gain on foreign currency derivative
    contracts                                  (1,822)         -
  Litigation claim                                918          -
                                              -------    -------
                                               47,099     52,585
                                              -------    -------

Income before income taxes                        177      9,109
Income taxes                                        8         15
                                              -------    -------

Net income                                        169      9,094

Retained earnings, beginning of period         93,202     69,271
                                              -------    -------

Retained earnings, end of period              $93,371    $78,365
                                              =======    =======

Earnings per share
  Basic                                       $  0.01    $  0.54
                                              =======    =======
  Diluted                                     $  0.01    $  0.52
                                              =======    =======




The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                              2001       2000
                                            --------   ---------

Net income                                  $ 4,673    $19,141

Other comprehensive income (loss):
  Foreign currency translation adjustments   (3,992)   (13,771)
  Unrealized gain (loss) on securities        1,503     (1,037)
                                            -------   --------

  Other comprehensive loss                   (2,489)   (14,808)
                                            -------    -------

Total comprehensive income                  $ 2,184    $ 4,333
                                            =======    =======



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                              2001      2000
                                             -------  --------

Net income                                   $  169   $ 9,094

Other comprehensive income (loss):
  Foreign currency translation adjustments    9,012    (7,723)
  Unrealized loss on securities                 (15)     (415)
                                             ------   -------

  Other comprehensive income (loss)           8,997    (8,138)
                                             ------   -------

Total comprehensive income                   $9,166   $   956
                                             ======   =======




The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                             2001       2000
                                                           --------   --------
Cash Flows from Operating Activities:
  Net income                                               $  4,673   $ 19,141
  Adjustments to reconcile net income from
    operations to cash
      Depreciation and amortization                          15,506     19,753

  Changes in current assets and liabilities
    Investments                                                (789)   (28,964)
    Inventories                                               4,723        858
    Receivables                                               6,248     (2,195)
    Accounts payable and accrued expenses                    (4,051)     1,456
    Other                                                       369       (611)
                                                           --------   --------
        Net cash provided by operating activities            26,679      9,438

Cash Flows from Investing Activities:
  Decrease in notes receivable, net                           4,296         11
  Purchase of available-for-sale investments                   (569)      (859)
  Purchase of fixed assets, net of investment grants         (5,058)    30,972
  Proceeds from sale of properties                                -      8,892
  Other                                                          58          -
                                                           --------   --------
        Net cash provided by (used in) investing
          activities                                         (1,273)    39,016

Cash Flows from Financing Activities:
  Cash restricted                                             1,834          -
  Increase in indebtedness                                        -      5,768
  Decrease in indebtedness                                  (25,923)    (5,682)
  Net proceeds on issuance of shares of
    beneficial interest                                           -        957
  Decrease in pulp mill conversion costs payable               (902)   (48,792)
                                                           --------   --------
        Net cash used in financing activities               (24,991)   (47,749)

Effect of exchange rate changes on cash and
  cash equivalents                                             (518)      (542)
                                                           --------   --------

Net increase (decrease) in cash and cash equivalents           (103)       163

Cash and cash equivalents, beginning of period               18,496      1,722
                                                           --------   --------
Cash and cash equivalents, end of period                   $ 18,393   $  1,885
                                                           =========  =========




The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE  1.     BASIS  OF  PRESENTATION

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

NOTE  2.     EARNINGS  PER  SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,874,899 and 16,763,538 for the nine months ended September 30, 2001 and 2000, respectively, and 16,874,899 and 16,808,769 for the three months ended September 30, 2001 and 2000, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 17,181,616 and 17,207,610 for the nine months ended September 30, 2001 and 2000, respectively, and 17,236,295 and 17,368,786 for the three months ended September 30, 2001 and 2000, respectively.

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

The Company adopted SFAS No. 133 effective from January 1, 2001. All derivative instruments are measured at fair value and reported in the balance sheet as assets or liabilities. Accounting for gains and losses depends on the intended use of the derivative instrument. Gains and losses on derivative instruments not designated as hedging instruments are recognized in earnings in the period of the change in fair value. Accounting for gains and losses on derivative instruments designated as hedging instruments depends on the type of hedge, and such gains and losses are recognized in either earnings or other comprehensive income.

NOTE  4.     BUSINESS  SEGMENT  INFORMATION

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

Summarized financial information concerning the segments is shown in the following tables:




                                                  PULP      PAPER    TOTAL
                                                  ----      -----    -----
NINE MONTHS ENDED SEPTEMBER 30, 2001
Sales to external customers                     $102,157   $41,356  $143,513
Intersegment net sales                             4,277         -     4,277
Segment profit                                     7,937     1,162     9,099

Reconciliation of profit:
  Total profit for reportable segments                              $  9,099
  Elimination of intersegment profits                                    602
  Unallocated amounts, other corporate expenses                       (4,994)
                                                                    --------

      Consolidated income before income taxes                       $  4,707
                                                                    ========

NINE MONTHS ENDED SEPTEMBER 30, 2000
Sales to external customers                     $110,766   $64,831  $175,597
Intersegment net sales                               712         -       712
Segment profit                                    18,713     1,894    20,607

Reconciliation of profit:
  Total profit for reportable segments                              $ 20,607
  Elimination of intersegment profits                                    908
  Unallocated amounts, other corporate expenses                       (2,368)
                                                                   ---------

      Consolidated income before income taxes                       $ 19,147
                                                                    ========





                                                 PULP      PAPER    TOTAL
                                                 ----      -----    -----

THREE MONTHS ENDED SEPTEMBER 30, 2001
Sales to external customers                    $29,999    $12,694   $42,693
Intersegment net sales                           1,041          -     1,041
Segment profit                                   1,433        376     1,809

Reconciliation of profit:
  Total profit for reportable segments                              $ 1,809
  Elimination of intersegment profits                                     -
  Unallocated amounts, other corporate expenses                      (1,632)
                                                                    -------

      Consolidated income before income taxes                       $   177
                                                                    =======

THREE MONTHS ENDED SEPTEMBER 30, 2000
Sales to external customers                    $40,666    $20,113   $60,779
Intersegment net sales                             360          -       360
Segment profit                                   8,099        664     8,763

Reconciliation of profit:
  Total profit for reportable segments                              $ 8,763
  Elimination of intersegment profits                                   908
  Unallocated amounts, other corporate expenses                        (562)
                                                                    -------

      Consolidated income before income taxes                        $9,109
                                                                    ========



ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the nine months and three months ended September 30, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

Based upon period average exchange rates, the U.S. dollar appreciated by approximately 5.0% and 1.3% against the deutschmark in the nine months and three months, respectively, ended September 30, 2001, compared to the same periods of 2000.

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001

The following table sets forth selected sales data for the Company for the periods indicated:




                                 NINE MONTHS ENDED SEPTEMBER 30,
                                 -------------------------------
                                    2001                 2000
                                 ----------           ----------
                                           (UNAUDITED)
                                          (IN THOUSANDS)
SALES BY PRODUCT CLASS
Packaging papers(1)              $      -             $  8,758
Specialty papers                   25,075               25,374
Printing papers(2)                 16,281               30,699
Pulp                              102,157              110,766
                                 --------             --------
Total(3)                         $143,513             $175,597
                                 ========             ========

SALES BY GEOGRAPHIC AREA
Germany                          $ 66,439             $ 71,108
European Union(4)                  49,736               61,906
Eastern Europe and other           27,338               42,583
                                 --------             --------
Total(3)                         $143,513             $175,597
                                 ========             ========

SALES BY VOLUME                             (TONNES)
Packaging papers(1)                     -               29,111
Specialty papers                   30,320               31,255
Printing papers(2)                 20,666               44,427
Pulp                              216,019              183,027
                                 --------             --------
Total(3)                          267,005              287,820
                                 ========             ========




-------------------
(1) The Company sold its packaging paper mill in Trebsen, Germany effective June 2000.
(2) The Company sold its printing paper mill in Hainsberg, Germany effective November 2000.
(3)     Excluding  intercompany  sales.
(4)     Not  including  Germany.



In the nine months ended September 30, 2001, revenues decreased by approximately 14.1% to $155.6 million from $181.2 million in the nine months ended September 30, 2000, primarily as a result of lower pulp prices and lower paper sales in the current period. The decrease in revenues in the current period was partially offset by higher pulp volumes. In the current period, pulp and paper revenues decreased by approximately 18.3% from the comparable period of 2000, on a 7.8% decrease in pulp sales and a 36.2% decrease in paper sales resulting primarily from the sale of the Company's packaging paper mill in Trebsen, Germany effective June 2000 and printing paper mill in Hainsberg, Germany effective November 2000.

Pulp sales in the nine months ended September 30, 2001 decreased to $102.2 million from $110.8 million in the comparable period of 2000, as weakening demand and high producer inventory levels lead to a marked decline in prices. List prices for kraft pulp in Europe decreased from approximately $710 per tonne at the end of 2000 to approximately $650 per tonne during the first quarter of 2001, approximately $530 per tonne during the second quarter of 2001 and approximately $460 per tonne during the third quarter of 2001. Primarily as a result of producer downtime, the continuing erosion in kraft pulp prices steadied in the third quarter of 2001 and producers have announced a marginal price increase for the fourth quarter of 2001.

Paper sales in the nine months ended September 30, 2001 decreased to $41.4 million from $64.8 million in the comparable period of 2000. Sales of specialty papers decreased slightly in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as a result of lower sales volumes, while sales of printing papers declined primarily as a result of the sale of one of the Company's printing paper mills effective November 2000. The Company did not sell any packaging papers during the nine months ended September 30, 2001 as a result of the divestiture of its packaging paper mill effective June 2000. On average, prices for specialty and printing papers realized by the Company in the nine months ended September 30, 2001 increased by approximately 1.9% and 14.0%, respectively, compared to the same period in 2000.

Expenses decreased to $150.9 million in the nine months ended September 30, 2001 from $162.0 million in the comparable period of 2000, primarily as a result of lower paper sales and an improvement in pulp production efficiency due to the ramping-up of pulp production in early 2000. On average, the Company's unit fibre costs for pulp production in the nine months ended September 30, 2001 increased by approximately 8.6% compared to the same period in 2000. Prices for waste paper, which currently comprises approximately 25% of the fibre for the Company's paper mills, also increased in the nine months ended September 30, 2001, compared to the same period of 2000.

General and administrative expenses increased to $13.2 million in the nine months ended September 30, 2001 from $8.6 million in the nine months ended September 30, 2000, primarily due to higher professional fees in the current period and an exchange gain in the comparative period. Interest expense in the current period increased to $10.9 million from $10.6 million in the comparable period of 2000, primarily as a result of the payment of government guarantee fees and higher interest rates in connection with the entering into of foreign currency forward rate swaps relating to the Company's bank loans. The Company recorded a loss of $0.7 million on its foreign currency derivative contracts in the nine months ended September 30, 2001. See "Item 3. Quantitative and

Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

For the nine months ended September 30, 2001, the Company reported net income of $4.7 million, or $0.27 per share on a diluted basis, compared to $19.1 million, or $1.11 per share, in the comparable period of 2000.


RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001

The following table sets forth selected sales data for the Company for the periods indicated:




                                    THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------
                                      2001                    2000
                                    ---------               --------
                                               (UNAUDITED)
                                             (IN THOUSANDS)

SALES BY PRODUCT CLASS
Specialty papers                    $  7,496                $  8,514
Printing papers(1)                     5,198                  11,599
Pulp                                  29,999                  40,666
                                    --------                --------
Total(2)                            $ 42,693                $ 60,779
                                    ========                ========

SALES BY GEOGRAPHIC AREA
Germany                             $ 18,882                $ 24,156
European Union(3)                     14,136                  20,611
Eastern Europe and other               9,675                  16,012
                                    --------                --------
Total(2)                            $ 42,693                $ 60,779
                                    ========                ========

SALES BY VOLUME                                  (TONNES)
Specialty papers                       9,411                  10,199
Printing papers(1)                     6,818                  16,574
Pulp                                  73,937                  63,775
                                    --------                --------
Total(2)                              90,166                  90,548
                                    ========                ========


-------------
(1) The Company sold its printing paper mill in Hainsberg, Germany effective November 2000.
(2)     Excluding  intercompany  sales.
(3)     Not  including  Germany.




In the three months ended September 30, 2001, revenues decreased by approximately 23.4% to $47.3 million from $61.7 million in the three months ended September 30, 2000, primarily as a result of lower pulp prices and lower paper sales in the current period. In the current quarter, pulp and paper revenues decreased by approximately 29.8% from the comparable period of 2000, on a 26.2% decrease in pulp sales and a 36.9% decrease in paper sales.

Pulp sales in the three months ended September 30, 2001 decreased to $30.0 million from $40.7 million in the comparable period of 2000 as a result of lower prices. Weak demand and high producer inventories resulted in list prices for kraft pulp in Europe decreasing from approximately $500 per tonne at June 30, 2001 to approximately $450 per tonne at September 30, 2001. In order to balance pulp inventory levels, many pulp producers took market downtime in the third quarter of 2001. Such downtime resulted in a steadying of the continuing price erosion facing producers during 2001, and certain producers have announced a marginal price increase for the fourth quarter of 2001. Whether pulp prices have steadied and whether any short-term price increases are achieved by producers will depend primarily on producers reducing inventory levels through downtime as required and the timing and strength of any recovery to the current global economic slowdown. The timing and strength of any such recovery is currently uncertain.

Paper sales in the three months ended September 30, 2001 decreased to $12.7 million from $20.1 million in the comparative period of 2000. Sales of specialty papers declined in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 as a result of lower sales prices and volumes, while sales of printing papers declined primarily as a result of the sale of one of the Company's printing paper mills effective November 2000. On average, prices for specialty papers realized by the Company in the three months ended September 30, 2001 decreased by approximately 4.6% compared to the same period in 2000, while prices for printing papers increased by approximately 8.9%.

Expenses decreased to $47.1 million in the three months ended September 30, 2001 from $52.6 million in the comparable period of 2000, primarily as a result of lower paper production and sales and a gain on foreign currency derivative contracts. On average, the Company's unit fibre costs for pulp production in the three months ended September 30, 2001 increased by approximately 0.6% compared to the same period in 2000. Prices for waste paper, which currently comprises approximately 25% of the fibre for the Company's paper mills, decreased in the three months ended September 30, 2001, compared to the same period of 2000.

General and administrative expenses increased to $4.7 million in the current quarter from $3.3 million in the three months ended September 30, 2000 primarily due to higher professional fees. Interest expense in the three months ended September 30, 2001 decreased slightly to $3.4 million from $3.5 million in the comparable period of 2000, reflecting lower interest payments resulting from the decrease in the principal of the Company's bank indebtedness, partially offset by the payment of government guarantee fees and higher interest rates in connection with the entering into of foreign currency forward rate swaps. The Company recorded a gain of $1.8 million on its foreign currency derivative contracts in the three months ended September 30, 2001. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

For the three months ended September 30, 2001, the Company reported net income of $169,000, or $0.01 per share on a diluted basis, compared to $9.1 million, or $0.52 per share, in the comparable period of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is a summary of selected financial information concerning the Company for the periods indicated:




                                            AS AT                  AS AT
                                      SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                     --------------------    ------------------
                                                     (UNAUDITED)
                                                   (IN THOUSANDS)

FINANCIAL POSITION
Working capital                      $             36,187    $           26,665
Property, plant and equipment (net)               246,712               265,607
Total assets                                      366,917               403,659
Long-term debt                                    191,533               208,315
Shareholders' equity                              127,591               125,407




At September 30, 2001, the Company's cash and cash equivalents totalled $18.4 million, compared to $18.5 million at December 31, 2000. At September 30, 2001 and December 31, 2000, the Company had short-term trading securities totalling approximately $5.3 million.

OPERATING  ACTIVITIES

Operating  activities  provided  cash  of $26.7 million in the nine months ended
September 30, 2001, compared to $9.4 million in the same period in 2000. A decrease in receivables provided cash of $6.2 million in the current period, compared to an increase in receivables using cash of $2.2 million in the comparative period of 2000. Lower inventories provided cash of $4.7 million in the current period, compared to $0.9 million in the comparative period. A decrease in accounts payable and accrued expenses used cash of $4.1 million in the nine months ended September 30, 2001, compared to an increase in accounts payable and accrued expenses providing cash of $1.5 million in the nine months ended September 30, 2000. Net purchases of investment securities used cash of $0.8 million in the nine months ended September 30, 2001, compared to $29.0 million in the comparative period of 2000.

INVESTING  ACTIVITIES

Investing activities in the nine months ended September 30, 2001 used cash of $1.3 million, consisting primarily of capital expenditures on properties and partially offset by a reduction in notes receivable, compared to providing cash of $39.0 million in the nine months ended September 30, 2000.

The Company completed a major capital project to convert its Rosenthal pulp mill from the production of sulphite to kraft pulp, increase capacity and improve operations (the "Conversion Project") in late 1999. The Conversion Project was financed through a combination of borrowings under a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.

The Company is continuing to review its paper operations to define a long-term core competency in respect of products produced in order that future investment may be directed towards that segment.

FINANCING  ACTIVITIES

Financing activities used cash of $25.0 million in the nine months ended September 30, 2001, primarily as a result of lower indebtedness, including the repayment of $25.6 million in indebtedness relating to the Conversion Project. Financing activities used cash of $47.7 million in the nine months ended September 30, 2000.

The depreciation of the deutschmark against the U.S. dollar in the nine months ended September 30, 2001 resulted in an unrealized foreign exchange translation loss of $0.5 million on cash and cash equivalents, which is included in the Company's statement of comprehensive income and does not affect the Company's net earnings. See "Foreign Currency".

Effective January 2000, the Company agreed, subject to certain conditions, to acquire a controlling interest in a "greenfield" project to construct and operate a 550,000-tonne softwood kraft pulp mill to be located at Stendal, Germany (the "Stendal Project"). In 2001, the Company agreed to increase its ultimate ownership position in the Stendal Project to 57.5%. The Company's participation in the Stendal Project is subject to, among other things, completion of due diligence and the Stendal Project itself is subject to, among other things, financing, final permit amendments and approval of government investment incentives. The Stendal Project is currently estimated to cost approximately euro 1.0 billion (or $0.9 billion) and to be completed by the end of 2004. Financing for the Stendal Project is expected to come from the project partners, long-term bank credit facilities and government investment incentives. In July 2001, Bayerische Hypo- und Vereinsbank AG agreed to act as the lead financial arranger and underwriter for committed project financing for the Stendal Project in the amount of euro 891.4 million (or $811.1 million). Such financing is subject to terms and conditions customary for project financings of such nature. See "Stendal Pulp Mill Project Uncertainties".

Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at September 30, 2001, although it is considering a number of initiatives relating to potential acquisitions and joint ventures both in Europe and North America. In November 2001, the Company entered into an exclusive arrangement to restructure and acquire Skeena Cellulose Inc., an insolvent Canadian pulp and forest products company that is currently under court-ordered protection from creditors. The proposed transaction is subject to various conditions, customary for transactions of this nature, including entering into a definitive agreement by mid-December 2001 and receipt of all necessary creditor, regulatory and court approvals. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against its assets and/or the sale of assets.

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

Since substantially all of the Company's revenues are received in deutschmarks and euros, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates for deutschmarks prevailing during that period. In the nine months ended September 30, 2001, the depreciation of the deutschmark against the U.S. dollar resulted in a net $4.0 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased from $56.3 million at December 31, 2000 to $60.3 million at September 30, 2001. See "Item
3. Quantitative and Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

The average and period end exchange rates for the deutschmark to the U.S. dollar for the periods indicated are as follows:




                        QUARTER ENDED                        QUARTER ENDED
                     SEPTEMBER 30, 2001                   SEPTEMBER 30, 2000
                ------------------------------    ------------------------------
                PERIOD END      PERIOD AVERAGE    PERIOD END      PERIOD AVERAGE
                ----------      --------------    ----------      --------------
RATE OF EXCHANGE
Deutschmark       2.1495          2.1940            2.2119          2.1653




Based upon the period average exchange rate in the nine months ended September 30, 2001, the U.S. dollar increased by approximately 4.9% in value against the deutschmark since December 31, 2000.

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

STENDAL  PULP  MILL  PROJECT  UNCERTAINTIES

The Company's participation in the Stendal Project is subject to certain conditions, including completion of its due diligence. In addition, the Stendal Project itself is subject to various risks and uncertainties customary to large "greenfield" projects of this nature which may result in the Stendal Project not proceeding as currently planned, or at all, such as availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees. The Stendal Project will also be subject to extensive and complex regulations and environmental compliance which may result in delays, in the project company and/or its shareholders, including the Company, incurring substantial costs in relation thereto or in the Stendal Project being amended or not proceeding at all.

The implementation of the Stendal Project is currently expected to commence in 2002 and be completed by the end of 2004. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all.

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

In December 2000, the Company entered into U.S. dollar/euro foreign currency forward rate swaps to manage its risk exposure with respect to in aggregate approximately euro 223.3 million of the principal amount of its long-term indebtedness. The current nominal amount at September 30, 2001 was euro 217.4 million and a fair value gain of $1.3 million on these contracts was recognized in the nine months ended September 30, 2001.

During the first quarter of 2001, the Company entered into a U.S. dollar/euro forward contract in the amount of approximately euro 35.0 million, which was settled in March 2001. The contract resulted in a $2.3 million loss.

During the second quarter of 2001, the Company entered into two U.S. dollar/euro forward contracts in the aggregate amount of approximately euro 22.4 million, maturing in the second quarter of 2002. A fair value gain of $0.3 million on these contracts was recognized in the nine months ended September 30, 2001.

As at September 30, 2001, no derivative contract had been executed with respect to pulp prices.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its annual meeting of shareholders on July 10, 2001. At the meeting, C.S. Moon and Maarten Reidel were elected Class I Trustees of the Company for a three year term as follows:




                                                        ABSTENTIONS AND
                   VOTES FOR       VOTES WITHHELD      BROKER NON-VOTES
                   ---------       --------------      ----------------
C.S. Moon          15,082,168           5,576                 -
Maarten Reidel     15,082,168           5,576                 -




Jimmy S.H. Lee, Michel Arnulphy and R. Ian Rigg continued their respective terms as Trustees of the Company.

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


                                 MERCER  INTERNATIONAL  INC.


                                 By:  /s/  R.  Ian  Rigg
                                      ------------------
                                      R.  Ian  Rigg
                                      Vice President and
                                      Chief Financial
                                      Officer


Date:  November  13,  2001