Form 10-K405
period 2001-12-31
MERCER INTERNATIONAL INC
filed 2002-04-01
CIK 75659

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

                  For the fiscal year ended December 31, 2001

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

                  SCHUTZENGASSE 32, ZURICH, SWITZERLAND, 8001
                               ADDRESS OF OFFICE

       Registrant's telephone number including area code: 41(43) 344 7070

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           --------------------------

                 SHARES OF BENEFICIAL INTEREST, $1.00 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                                 TITLE OF CLASS

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 26, 2002 was approximately $64,231,902. The last reported sale price of the common shares of beneficial interest on the NASDAQ Stock Market's National Market on March 26, 2002 was $7.00 per share.

    As of March 26, 2002, the Registrant had 16,794,899 common shares of beneficial interest, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the Annual Meeting of Shareholders to be held
July 11, 2002 is incorporated by reference in Part III hereof. Certain exhibits in Part IV of this Form 10-K are incorporated by reference from prior filings made by the Registrant under the SECURITIES ACT OF 1933, as amended, and the SECURITIES EXCHANGE ACT OF 1934, as amended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
                                      PART I
Item 1.    BUSINESS....................................................          4
           The Company.................................................          4
           Products....................................................          5
           Sales, Marketing and Distribution...........................          6
           Fibre.......................................................          8
           Capital Expenditures and Government Financing...............          9
           Pulp Mill Conversion Project................................         10
           Stendal Pulp Mill Project...................................         12
           Environmental...............................................         13
           Human Resources.............................................         14
Item 2.    PROPERTIES..................................................         14
Item 3.    LEGAL PROCEEDINGS...........................................         16
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........         16

                                     PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.......................................         17
Item 6.    SELECTED FINANCIAL DATA.....................................         18
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................         18
           Results of Operations.......................................         19
             Year Ended December 31, 2001 Compared to the Year Ended
               December 31, 2000.......................................         19
             Year Ended December 31, 2000 Compared to the Year Ended
               December 31, 1999.......................................         20
           Liquidity and Capital Resources.............................         22
             Operating Activities......................................         22
             Investing Activities......................................         22
             Financing Activities......................................         23
           Foreign Currency............................................         23
           Cyclical Nature of Business; Competitive Position...........         24
           Stendal Pulp Mill Project Uncertainties.....................         24
           Labour Disputes.............................................         24
           Inflation...................................................         24
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................         24
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................         28
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..................................         28

                                     PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........         29
Item 11.   EXECUTIVE COMPENSATION......................................         29
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT................................................         29
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............         29

                                     PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.......................................................         30
           Financial Statements........................................         32
           Supplementary Financial Information.........................         52
           SIGNATURES..................................................         53

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

    In this document: (i) unless the context otherwise requires, the "Company" or "Mercer" refers to Mercer International Inc. and its subsidiaries; (ii) a "tonne" is one metric ton or 2,204.6 pounds; (iii) "Euro" refers to Euros, the lawful currency of the European Economic Union, and "DM" refers to deutschmarks, the lawful currency of Germany prior to the formal introduction of the Euro in 2002; and (iv) foreign assets and liabilities denominated in Euro have been translated to U.S. dollars at the December 31, 2001 rate of exchange of Euro 1.1227 to $1.00, and revenues and expenses denominated in Euro have been translated to U.S. dollars at the average rate of exchange throughout 2001 of Euro 1.1172 to $1.00.

    Mercer is a pulp and paper company with operations primarily located in Germany and Switzerland. The Company's pulp operations are conducted through Spezialpapierfabrik Blankenstein GmbH (formerly called Zellstoff-und Papierfabrik Rosenthal GmbH) and its affiliates ("SPB") and its paper operations are conducted through Dresden Papier GmbH (formerly called Dresden Papier AG) and its affiliates ("DPAG"), all of which are wholly-owned subsidiaries of Mercer. In December 2001, the Company acquired all of the shares of Landqart AG ("Landqart"), a specialty paper producer located in Switzerland, for approximately $2.7 million.

    The Company currently employs approximately 975 people. Its manufacturing plants consist of a pulp mill (the "Pulp mill") with an annual production capacity of approximately 295,000 tonnes that produces softwood kraft (sulphate) pulp and three paper mills (the "Paper mills") with an aggregate annual production capacity of approximately 105,500 tonnes that produce printing and specialty papers.

    In 1999, the Company completed a major capital project which converted the Pulp mill from the production of sulphite pulp to kraft pulp and increased its annual production capacity from approximately 160,000 tonnes to approximately 280,000 tonnes (the "Conversion Project"). Through subsequent minor capital investments and efficiency improvements, the annual production capacity at the Pulp mill has increased to 295,000 tonnes. As a result of the Conversion Project, the Pulp mill is the only market kraft pulp manufacturing facility in Germany. The aggregate cost of the Conversion Project was approximately
$385.7 million. See "Business -- Pulp Mill Conversion Project".

    Over the last five years, the Company has expended an aggregate of approximately $423.8 million on capital investments on plant upgrades at its mills to improve efficiency, reduce effluent discharges and emissions and modernize its manufacturing plants. Approximately $104.9 million of such capital investments were financed through non-refundable government grants.

    During such period, the Company implemented a strategy to focus on its core operations and rationalize assets that either were not part of such core operations or did not provide the desired level of return. As a result, in 1998, the Company effected the Conversion Project, as well as sold its packaging paper mill in Greiz, Germany and its carton paper mill in Raschau, Germany which had been leased to another party since 1995. In the fourth quarter of 1999, the Company took a special charge of $19.1 million relating to its paper operations, as it intended to pursue strategic alternatives for certain of its Paper mills. Effective June 2000, the Company sold its packaging paper mill located in Trebsen, Germany. As a result, the Company no longer produces packaging papers. Effective November 2000, the Company sold its printing paper mill located in Hainsberg, Germany. The Company used proceeds resulting from such dispositions to reduce indebtedness and fund working capital and capital expenditures. Effective

December 2001, the Company acquired Landqart, a Swiss company that operates a paper mill in Graubunden, Switzerland that produces specialty paper. Pursuant to this acquisition, the annual production capacity of the Company's paper operations increased from 85,000 tonnes to 105,500 tonnes.

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

    The corporate strategy of the Company is to expand its asset and earnings base both in Europe and internationally through the acquisition of interests in companies and assets in the pulp and paper and related businesses. Effective January 2000, the Company agreed, subject to certain conditions, to acquire a controlling interest in a "greenfield" project to construct and operate a 550,000 tonne softwood kraft pulp mill (the "Stendal mill") to be located at Stendal, Germany (the "Stendal Project"). The Company's participation in the Stendal Project is subject to, among other things, completion of financing for the project. The Stendal Project is currently estimated to cost approximately Euro 884.2 million ($787.6 million) and to be completed by the end of 2004. See "Business -- Stendal Pulp Mill Project".

PRODUCTS

    The Company manufactures and sells softwood kraft pulp and two primary classes of paper products. The Company's products are produced from both virgin fibre, being wood chips, pulpwood and chemical woodfree pulp, and recycled fibre, being waste paper. The Company's manufacturing plants are located in Germany in the States of Saxony and Thuringia and in Graubunden, Switzerland. The Pulp mill is situated near the town of Blankenstein, Germany and has an annual production capacity of approximately 295,000 tonnes. The Paper mills are located at Heidenau and Fahrbrucke, Germany and Landqart, Switzerland and have an aggregate annual production capacity of approximately 105,500 tonnes.

    The following table sets out the Company's primary classes of paper products and the mills at which they are produced:

PAPER PRODUCT CLASS                       MILL               PRODUCT DESCRIPTION
-------------------                       ----               -------------------
Specialty Paper.........................  Heidenau           Coated and uncoated wallpaper
                                          Fahrbrucke         Greaseproof paper
                                          Landqart           Banknote and security paper

Printing Paper..........................  Fahrbrucke         Woodfree printing and writing paper

    Pulp is generally classified according to fibre type, the process used and the degree to which it is bleached. In December 1999, the Company completed the Conversion Project to permit the Pulp mill to produce kraft pulp. The kraft pulp now produced at the Pulp mill is a long-fibred softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulpwood. Kraft pulp is noted for its strength, whiteness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper related products. A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Pulp mill has the capability of producing both "totally chlorine free" ("TCF") and "elemental-chlorine free" ("ECF") pulp. TCF pulp is bleached to a high brightness using oxygen and hydrogen peroxide as bleaching agents, whereas ECF pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent.

SALES, MARKETING AND DISTRIBUTION

    The Company's paper sales and marketing operations focus primarily on western European countries and are responsible for the majority of the Company's paper sales. In 2001, paper sales conducted through agents were approximately 30% of total paper sales, compared to approximately 29% in 2000 and 32% in 1999. The majority of the Company's paper products are sold to paper converters, printers and wallpaper manufacturers.

    Most of the Company's kraft pulp sales in Western Europe are handled through a sales agency agreement with Oy Metsa Botnia Ab ("Metsa"), a member of the M-Real Group of Finland. Such sales comprised approximately 37% of the Company's total pulp sales in 2001 and are currently expected to comprise approximately 50-55% over the next two years. Sales and marketing in other countries are conducted by the Company's own sales staff through other independent agents. The Company's kraft pulp is sold principally to tissue and paper mills.

    Pulp and paper sales are made on terms customary to the industry. At December 31, 2001, there were no material payment delinquencies. The Company's products are delivered to market by truck, rail and ship.

    The distribution of the Company's sales by volume, product class and geographic area is set out in the following table for the periods indicated:

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             2001           2000           1999
                                                           --------       --------       --------
                                                                          (TONNES)
SALES BY VOLUME
Papers
  Packaging Papers.......................................        --         29,111(1)      68,615
  Specialty Papers.......................................    40,437(2)      41,422         36,518
  Printing Papers........................................    26,815         53,552(3)      57,714
                                                           --------       --------       --------
    Total Papers.........................................    67,252        124,085        162,847
                                                           --------       --------       --------
Pulp.....................................................   285,654        239,552         94,523(4)
                                                           --------       --------       --------
Total(5).................................................   352,906        363,637        257,370
                                                           ========       ========       ========

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             2001           2000           1999
                                                           --------       --------       --------
                                                                       (IN THOUSANDS)
SALES BY PRODUCT CLASS
Papers
  Packaging Papers.......................................  $     --       $  8,758(1)    $ 17,822
  Specialty Papers.......................................    32,187(2)      33,112         29,658
  Printing Papers........................................    20,406         36,708(3)      38,010
                                                           --------       --------       --------
    Total Papers.........................................    52,593         78,578         85,490
                                                           --------       --------       --------
Pulp.....................................................   130,903        147,048         40,080(4)
                                                           --------       --------       --------
Total(5).................................................  $183,496       $225,626       $125,570
                                                           ========       ========       ========

SALES BY GEOGRAPHIC AREA
Germany..................................................  $ 84,574       $ 95,376       $ 72,129
European Union(6)........................................    64,406         76,827         47,498
Eastern Europe and Other.................................    34,516         53,423          5,943
                                                           --------       --------       --------
Total(5).................................................  $183,496       $225,626       $125,570
                                                           ========       ========       ========

------------------------

(1) The Company sold its packaging paper mill in Trebsen effective June 2000. As a result, the Company no longer produces packaging papers. Paper sales from the Trebsen mill prior to its sale are included in the Company's results of operations for 2000. The Trebsen mill sold approximately 29,111 tonnes of packaging paper for approximately $8.8 million in 2000.

(2) The Company acquired the specialty paper mill in Landqart in December 2001. These amounts do not include the results from the Landqart mill. The Landqart mill sold approximately 18,613 tonnes of specialty paper for approximately $38.7 million in 2001.

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

(5) Excluding intercompany sales of 10,447, 1,893 and 201 tonnes of pulp in 2001, 2000 and 1999, respectively.

(6) Not including Germany.

    The following charts illustrate the geographic distribution of the Company's sales for the periods indicated:

         Year Ended                     Year Ended                     Year Ended
      December 31, 2001              December 31, 2000              December 31, 1999
      -----------------              -----------------              -----------------

           [LOGO]                         [LOGO]                         [LOGO]

------------------------

(1) Not including Germany.

    In 2001 two customers accounted for approximately 22%, and in 2000 one customer accounted for approximately 27%, of the Company's pulp sales, while in 1999 no single customer accounted for more than 10% of the Company's pulp sales. No single customer accounted for more than 10% of the Company's paper sales in 2001, 2000 or 1999. The Company's paper sales are not dependent upon a single customer or upon a concentrated group of major customers and the loss of any one customer would not have a material adverse effect on the Company. The Company's pulp sales are conducted primarily through Metsa, which is a member of the M-Real Group of Finland. The M-Real Group operates a number of different paper mills. As the Company's pulp is delivered to a number of different paper mills of the M-Real Group and its affiliates, pulp sales are not dependent upon the activities of any single paper operation. The loss of the M-Real Group as a customer may have a short-term material adverse effect on the Company.

FIBRE

    The fibre used by the Paper mills consists of waste paper (recycled paper) and pulp, which are cyclical in both price and supply. The cost of such fibre is primarily affected by the supply and demand for paper and pulp. Approximately 25% of the fibre used in the Company's paper operations consists of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp fibre. The remaining 75% of the fibre is made up of market pulps and chemical additives, both of which are available at market prices from various suppliers throughout Europe. In 2001, the Paper mills consumed approximately 15,270 tonnes of waste paper.

    The fibre used by the Pulp mill consists of wood chips produced by local sawmills and pulpwood, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulpwood processed especially for this purpose. Pulpwood consists of lower quality logs not used in the production of lumber. The costs of wood chips and pulpwood are primarily affected by the supply and demand for lumber. The Pulp mill is situated in a region which offers a stable fibre supply. The wood chips are procured from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometre radius of the Pulp mill. Within this radius, the Pulp mill is by far the largest consumer of wood chips. Wood chips are normally procured from sawmills pursuant to one year supply contracts, which provide for quarterly price adjustments. Pulpwood is partly procured from the state forest agency in Thuringia on a contract basis and partly from private holders. The Pulp mill's fibre requirements are handled and procured primarily by SCA Holz, which is the largest wood procurement company in Germany and handles a total volume of approximately five million cubic metres per year. In 2001, the Pulp mill consumed approximately 1,585,791 cubic metres of fibre comprised of approximately 1,098,187 cubic metres of wood chips and 487,604 cubic metres of pulpwood.

    The Conversion Project increased the annual production capacity of the Pulp mill from approximately 160,000 tonnes to the current approximately 295,000 tonnes. The additional fibre necessary for the increase in production has been met primarily from the Company's existing fibre sources. In late 1998, to ensure an adequate supply of wood chips at the start-up of the Pulp mill upon completion of the Conversion Project, the Company entered into a fixed price contract to secure approximately 35% of the Pulp mill's requirements for wood chips to the end of 2002. While fibre costs and supply are subject to cyclical changes, the Company expects that it will be able to obtain an adequate supply of fibre on reasonably satisfactory terms due to the location of the Pulp mill and its long-term relationships with suppliers.

CAPITAL EXPENDITURES AND GOVERNMENT FINANCING

    In 2001, the Company continued with its capital investment programs designed to improve efficiency, reduce effluent discharges and emissions and increase production capacity at its manufacturing plants. Such capital investments were partially financed through non-refundable grants made available by German federal and state governments and were used to offset certain wastewater fees.

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

    The capital investments made by the Company to reduce effluent discharges have been applied to offset wastewater fees that would otherwise be payable. At December 31, 2001, the aggregate wastewater fees saved by the Company over the last five years as a result of environmental capital expenditures were approximately $16.9 million. See "Business -- Environmental".

    The following table sets out the Company's capital expenditures and non-refundable grants recorded for the periods indicated:

                                                          YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                      TOTAL           2001       2000       1999       1998       1997
                                     --------       --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
Capital expenditures...............  $423,777(1)     $9,038    $24,884    $289,110   $85,954    $14,791
                                     ========        ======    =======    ========   =======    =======
Non-refundable grants..............  $104,935        $2,193    $50,967    $ 33,927   $16,125    $ 1,723
                                     ========        ======    =======    ========   =======    =======

------------------------

(1) The Company spent an aggregate of approximately $385.7 million on the Conversion Project. Over the last five years, aggregate wastewater fees saved by the Company as a result of environmental capital expenditures were approximately $16.9 million.

    Capital investments in 2001 included a variety of smaller projects, none of which exceeded $1.0 million. The largest projects were the replacement of a gas turbine at the Fahrbrucke mill and the addition of a new flotation plant at the Heidenau mill, at a cost of approximately $0.8 million each. The Company anticipates that capital investments at its Paper mills for maintenance and environmental projects will total approximately $9.8 million in 2002. The Company is reviewing a number of strategic initiatives designed to upgrade the product mix at the Paper mills and enhance returns.

    Pursuant to the terms of their acquisition from Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben ("BVS"), the privatization agency of the German government, the Company's pulp and paper operations in Germany were obligated, among other things, to make a predetermined amount of capital investments and maintain certain employment levels for specified periods. The obligations in respect of the Company's pulp operations expired on December 31, 1998 and the obligations in respect of the Company's paper operations in Germany expired in 2000.

PULP MILL CONVERSION PROJECT

    In December 1999, the Company completed the Conversion Project to convert the Pulp mill to the production of kraft pulp and increase its annual production capacity to approximately 280,000 tonnes. Through subsequent minor capital investments and efficiency improvements, the annual production capacity at the Pulp mill has increased to 295,000 tonnes. The Conversion Project has also substantially reduced effluent and sulphur dioxide emissions and reduced energy costs. In connection with the Conversion Project, the Pulp mill took approximately 4 1/2 months of downtime commencing in August 1999 and operations were successfully re-started in December 1999. The Pulp mill ramped up production in early 2000 and has operated in excess of 90% of capacity since the beginning of the second quarter of 2000.

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

    In 1998, SPB entered into a project loan agreement, as amended (the "Project Loan Agreement") having a 15 year term with a German bank (the "Bank") and other syndicated lenders (the "Lenders"), in the aggregate amount of Euro 259.7 million (DM 508.0 million or $231.3 million) (the "Loan Facility"), to finance the Conversion Project. The following summary of the material provisions of the Project Loan Agreement is not complete and such provisions, including definitions of certain terms, are qualified by reference to the Project Loan Agreement and the applicable amendment agreements.

    The Loan Facility of Euro 259.7 million (DM 508.0 million or
$231.3 million) included a main facility of Euro 231.6 million
(DM 453.0 million or $206.3 million) for costs and expenses associated with the project (the "General Tranche"), a working capital facility (the "Working Capital Tranche") of Euro 14.3 million (DM 28.0 million or $12.8 million) which could also be utilized by SPB for project costs, and a cost overrun facility (the "Cost Overrun Tranche") of Euro 13.8 million (DM 27.0 million or
$12.3 million). The Cost Overrun Tranche was never utilized by SPB. As a result of the Conversion Project being completed, SPB agreed in December 2000 in amendment agreement No. 4 (the "Amendment Agreement") to the Project Loan Agreement, which was approved in the first quarter of 2001, not to draw down the Cost Overrun Tranche.

    Pursuant to the Project Loan Agreement, SPB deposited Euro 12.8 million
(DM 25.0 million or $11.4 million) into a restricted account (the "Overrun Account") with the Lenders in 1998 to fund cost overruns, if any, for the project. Pursuant to the Amendment Agreement, the Lenders agreed to release SPB from its fixed-term deposit, if and to the extent that SPB makes available this amount for the purposes of financing a portion of the required balance on the debt service reserve account (the "Debt Service Reserve Account") pledged in favour of the Lenders under the Project Loan Agreement. SPB's obligation to provide further equity of up to Euro 12.8 million (DM 25.0 million or $11.4 million) when needed to prevent the occurrence of bankruptcy or similar proceedings will remain unaffected.

    The Amendment Agreement provided, among other things, that the amount of the required balance on the Debt Service Reserve Account would be increased from March 31, 2002 by an additional reserve amount of up to Euro 5.1 million
(DM 10.0 million or $4.6 million). This amount is to be comprised of annual transfers to the Debt Service Reserve Account of 15% of the balance of all amounts distributable to SPB which are credited at any repayment date to the proceeds account (the "Proceeds Account") pledged by SPB in favour of the Lenders under the Project Loan Agreement. The Amendment Agreement also provided that all amounts credited to the Proceeds Account and the Debt Service Reserve Account could be invested by SPB in short-term debt instruments that have been given a short-term rating of A1 or a long-term rating of A- or higher by Standard & Poor's Corporation, or a corresponding rating by another recognized rating agency.

    Pursuant to the Amendment Agreement, the Bank provided to SPB a facility by way of bank guarantee in the amount of up to Euro 2.6 million (DM 5.0 million or $2.3 million).

    The German federal government and the state government of Thuringia provided a guarantee (the "Governmental Guarantee") for 80% of the Loan Facility and the Loan Facility is also secured by liens on substantially all of the assets of SPB. In addition to the Governmental Guarantee, the state government of Thuringia agreed to provide governmental grants of Euro 73.6 million
(DM 144.0 million) in respect of the project. These grants are non-repayable provided that SPB maintains certain employment levels for a period of five years after the completion of the project. In addition, the German federal government agreed to provide, under existing programs, non-repayable investment subsidies and grants totalling Euro 27.1 million (DM 53.0 million) in respect of the project. To December 31, 2001, SPB had received government grants totalling approximately $100.8 million. Such grants are applied to reduce the costs of the assets acquired with the same.

    As provided for in the Loan Facility, an aggregate of Euro 142.7 million ($127.1 million) was drawn as at December 31, 2001 by SPB pursuant to special credit programs (the "Special Credits") established by certain German public banks for projects which enhance environmental performance. The amounts drawn as Special Credits are part of the overall Loan Facility and repayment structure. The rates of interest for the Special Credits are fixed for the first 10 years at an annual amount equal to the Lenders' costs of such funds. The rate of interest will be adjusted and reset after 10 years for the balance of the term. These Special Credits permit qualifying borrowers to borrow money at favourable rates of interest.

    The rate of interest for the Loan Facility (other than for amounts drawn as Special Credits) is an amount equal to the three or six month Euribor rates plus a margin of between 60 and 75 basis points. In connection with the Loan Facility, SPB paid to the Lenders a 1% up front commitment/loan fee, and has been paying a quarterly standby fee of 0.375% on the undrawn portions of the Loan Facility less the amount of Special Credits and certain annual administration fees during the term of the Loan Facility.

    The Loan Facility was available for drawdown by SPB until the earlier of the official completion of the Conversion Project (as determined under the Project Loan Agreement) or February 28, 2001. Pursuant to the Amendment Agreement, the parties agreed that the completion date for the Conversion Project was June 30, 2000. Repayment of the General Tranche commenced on March 31, 2001 with semi-annual payments on each March 31 and September 30 thereafter until final maturity on September 30, 2013. The actual amounts of repayments will be based upon a percentage of SPB's overall debt service profile. The Working Capital Tranche was repaid in full in March 2001 as part of an extraordinary repayment. As at

December 31, 2001, Euro 217.4 million ($193.6 million) had been drawn and was outstanding under the Loan Facility in respect of the Conversion Project.

    The Company has hedged certain amounts under the Loan Facility against currency risks. See "Quantitative and Qualitative Disclosures about Market Risk".

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

STENDAL PULP MILL PROJECT

    Effective January 2000, the Company entered into a subscription agreement with Zellstoff Stendal GmbH ("ZSG") and its three founding shareholders to initially acquire a 25% interest in ZSG, which was to be increased to a 50.1% interest subject to certain conditions. ZSG is a project company formed to construct an approximately Euro 884.2 million ($787.6 million) "greenfield" 550,000 tonne softwood kraft pulp mill near the town of Stendal, in the German State of Sachsen-Anhalt. The other shareholders of ZSG at the time were Altmark-Industrie AG, Thyssen Rheinstahl Technik GmbH ("TRT"), a subsidiary of ThyssenKrupp AG of Germany, and RWE Industrielosungen GmbH (formerly Tessag Industrie-Anlagen GmbH), a subsidiary of RWE, a leading German power company.

    Under the terms of the subscription agreement, the Company initially subscribed for a 25% interest in ZSG for a nominal sum, with the intention to increase this to a 50.1% ownership position with an additional contribution of approximately Euro 41.0 million (DM 80.2 million or $36.5 million). In
April 2001, TRT removed itself from the Stendal Project pursuant to a corporate reorganization and its PRO RATA share of the project was redistributed among the remaining shareholders for a nominal amount. Accordingly, the Company's participation in the Stendal Project increased to approximately 37%. Given the increase in the Company's participation in the Stendal Project, pursuant to the terms of the subscription agreement, the Company's participation in the Stendal Project will increase to approximately 57% with an additional contribution of approximately Euro 51.7 million ($46.0). The increase in ownership is subject to certain conditions, including the entering into of a formal shareholders' agreement and the completion of financing in connection with the Stendal Project. ZSG has already received the necessary permits for the construction of the Stendal mill, as well as commitments for German federal and state grants and subsidies. In July 2001, the Stendal Project received a financing commitment letter from Hypovereinsbank ("HVB"). The commitment letter contains representations, warranties, covenants and conditions customary for commitment letters of this nature. The Company is in the process of trying to complete definitive agreements relating to the commitment letter. The implementation of the Stendal Project is expected to commence in 2002 and be completed by the end of 2004.

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

    Financing for the Stendal mill is expected to come from three sources: government financing, project financing and third party contributions. Government financing includes investment grants and subsidies already committed to the Stendal Project, as well as a deficiency payment bond to be granted by German federal and state authorities to ZSG. Project financing will be sought from banks or other lenders to complete the Stendal Project and finance the start-up and ongoing operations of the Stendal mill. In July 2001, the Stendal Project received a financing commitment from HVB in Germany for an aggregate principal amount of approximately Euro 830 million to be provided in various tranches. The financing commitment is subject to, among other things, completion of due diligence and financial assistance from state and federal governments in Germany. The Stendal Project has already received commitments for German federal and state grants and subsidies. These commitments are awaiting final approval from the European Union. Third party contributions will be sought by ZSG from financial investors and/or engineering or supply partners to be advanced as quasi equity and/or a subordinated loan. The Company is currently in the process of determining the proportionate financing contributions of the shareholders of ZSG, including the Company, the government financing, the project financing and the third party contributions.

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

ENVIRONMENTAL

    The Company's operations are subject to a broad range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, the Company has devoted significant financial and management resources to comply with all applicable environmental laws and regulations. The Company's total capital expenditures on environmental projects, excluding those incurred in connection with the Conversion Project, were approximately $1.3 million in 2001 and are expected to be approximately $0.8 million in 2002.

    The Company believes its operations are currently in substantial compliance with the requirements of all applicable environmental legislation and regulations and its respective operating permits.

    The Company has until the end of 2002 to reduce levels of NOx emitted from the Pulp mill's gas burner. The Company has made a claim under a warranty provided by a supplier in connection with the Pulp mill's gas burner to reduce levels of NOx emitted by such gas burner. The Company expects that the matter will be resolved prior to the end of 2002.

    In January 2000, the Company completed construction of a wastewater treatment plant on land owned by the Company at the Heidenau mill, at a cost of approximately $1.9 million.

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

    Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of such expenditures against the wastewater fees that would otherwise be payable. As a result, the aggregate wastewater fees saved by the Company in 2001 as a result of environmental capital expenditures made at the manufacturing plants were approximately $3.4 million. The Company expects that its capital investment programs for its manufacturing plants will offset the full amount of wastewater fees that may be payable in respect of 2001 and 2002 and will ensure that its operations continue in substantial compliance with prescribed standards.

    The Company periodically performs environmental audits of operational sites and procedures both with Company personnel and outside consultants.

HUMAN RESOURCES

    The Company currently employs or holds positions for approximately 975 people. The Company employs or holds positions for approximately 727 people at its German operations, of which approximately 221 are engaged in paper operations and approximately 504 in pulp operations, including the Company's transportation subsidiaries. In connection with the Conversion Project, the Company has agreed with state government authorities to maintain at least 504 jobs at its pulp operations until June 30, 2005. The Company also established transportation subsidiaries to deliver raw materials for the production of pulp to the Pulp mill and deliver pulp products to its customers. The Landqart mill in Switzerland currently employs approximately 246 people.

    The majority of the Company's employees in Germany are represented by the Industriegewerkschaft Bergbau-Chemie-Energie (the "IG-BCE"), a national union which represents pulp and paper workers in Germany. In 1998, the labour agreement for workers at the Company's Paper mills in Germany was renewed until the end of 1999, upon terms which provided for wage increases of 1.2% in October 1998, 1.3% in July 1999 and 1.3% in December 1999. A new agreement was reached in 1999 upon terms which provided for wage increases of 1.5% in July 2000 and January 2001. The expiry date of this agreement was extended to July 31, 2002 and the Company expects negotiations on another agreement to take place in September 2002. The Company's employees at the Landqart mill are not subject to any collective bargaining agreement.

    In 1997, the Company entered into a new five year labour agreement with its pulp workers which provides for, among other things, wage increases of 1.5% in September 1997, 2.0% in January 1998, 1.5% in August 1998, and 2.5% in
January 1999 and 2000, respectively; a profit sharing plan; and the Company to maintain its existing employment levels until December 31, 2002. The labour agreement established a wage rate of approximately 95% of the union wage rate in the year 2001 for pulp workers in western Germany and at par with such rate in the year 2002. The agreement is effective until the end of 2002 and a new agreement will be negotiated in 2002 for subsequent years.

ITEM 2.  PROPERTIES

    The Company has an office located in Zurich, Switzerland which is leased. The Company also maintains offices in Germany and Switzerland which are owned.

    The Company's Paper mills and the Pulp mill are located in Germany in the States of Saxony and Thuringia and in Graubunden, Switzerland. All of the mills are situated on property owned by the Company. The German Paper mills operate their own power plants to produce electricity and steam.

    The Heidenau paper mill serves as headquarters for the Company's German paper operations. It produces specialty papers and has an annual production capacity of 45,000 tonnes. The Fahrbrucke mill produces both specialty and printing papers and has an annual production capacity of 40,000 tonnes. The Fahrbrucke mill uses virgin fibre in producing various grades of printing papers. The Landqart mill produces specialty paper and has an annual production capacity of 20,500 tonnes.

    The Pulp mill has an annual production capacity of 295,000 tonnes and is situated on a 220 acre site in close proximity to the Saale River and the town of Blankenstein in the State of Thuringia. The Pulp mill was constructed between 1973 and 1977 and has been upgraded in several stages. Its facilities include a complete wood fibre processing line with an oxygen bleaching plant, chemical recovery systems, power plant, a biological wastewater treatment facility and a waste disposal site. In December 1999, the Company completed the Conversion Project. See "Business -- Pulp Mill Conversion Project".

    The following table sets out, by primary product class, the production capacity and actual production of the Company for the periods indicated:

                                                                              PRODUCTION(1)
                                                                  --------------------------------------
                                                                         YEARS ENDED DECEMBER 31,
                                              ANNUAL PRODUCTION   --------------------------------------
PRODUCT CLASS                                  CAPACITY(1)(2)       2001           2000           1999
-------------                                 -----------------   --------       --------       --------
                                                                       (TONNES)
Papers
  Packaging Papers..........................            --             --(3)      28,762(4)      67,301
  Specialty Papers..........................        45,000         40,275         41,881         35,650
  Printing Papers...........................        40,000         26,852(5)      53,601(6)      56,983
                                                   -------        -------        -------        -------
    Total Papers............................        85,000         67,127        124,244        159,934
                                                   -------        -------        -------        -------
Pulp........................................       295,000        290,046        251,743         88,675(7)
                                                   -------        -------        -------        -------
Total.......................................       380,000        357,173        375,987        248,609
                                                   =======        =======        =======        =======

------------------------

(1) These amounts do not include the results of the Landqart mill which was acquired in December 2001 by the Company. The Landqart mill has an annual production capacity of approximately 20,500 tonnes and produced approximately 18,500 tonnes of specialty paper in 2001.

(2) Capacity is stated upon the rated capacity of the plants as at December 31, 2001, which is based upon production for 365 days a year. Actual production is generally based upon 340 days per year for the Paper mills and 353 days per year for the Pulp mill.

(3) The Company sold its packaging paper mill located in Trebsen, Germany effective June 2000. As a result, the Company no longer produces packaging papers.

(4) Includes production of approximately 28,762 tonnes from the Trebsen mill prior to its sale effective June 2000.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) MARKET INFORMATION. The Company's shares of beneficial interest trade on the NASDAQ Stock Market's National Market under the symbol "MERCS" and on NASDAQ Europe under the symbol "MERC". The following table sets forth the quarterly high and low closing prices on NASDAQ for the two years ended December 31, 2000 and 2001, and for the period ended March 26, 2002:

FISCAL QUARTER ENDED                                            HIGH       LOW
--------------------                                          --------   --------
2000
March 31....................................................   $ 9.00     $4.50
June 30.....................................................   $ 9.75     $7.50
September 30................................................   $11.06     $7.56
December 31.................................................   $ 8.00     $5.75

2001
March 31....................................................   $ 9.00     $6.75
June 30.....................................................   $ 7.91     $6.70
September 30................................................   $ 9.05     $6.25
December 31.................................................   $ 7.51     $5.40

2002
Period ended March 26.......................................   $ 7.90     $6.05

    (b) SHAREHOLDER INFORMATION. As of March 26, 2002, there were approximately 568 holders of record of the Company's shares and a total of 16,794,899 shares were outstanding.

    (c) DIVIDEND INFORMATION. The Company did not pay a dividend on its shares of beneficial interest in 2000 or 2001. The actual timing, payment and amount of future dividends paid by the Company will be determined by the board of trustees of the Company from time to time based upon, among other things, the cash flow, results of operations and financial condition of the Company, the need for funds to finance ongoing operations and such other business considerations as the board of trustees of the Company considers relevant.

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

                                                     YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------
                                         2001       2000       1999       1998       1997
                                       --------   --------   --------   --------   --------
                                           (IN THOUSANDS, OTHER THAN PER SHARE AMOUNTS)
Revenues.............................  $196,989   $236,202   $127,867   $174,896   $184,107
Net income (loss) from continuing
  operations.........................  $ (2,527)  $ 29,474   $(38,109)(1) $  9,012 $(32,623)(2)
Net income (loss) from continuing
  operations, per common share,
  Basic..............................  $  (0.15)  $   1.76   $  (2.33)(1) $   0.59 $  (2.18)(2)
  Diluted............................  $  (0.15)  $   1.72   $  (2.33)(1) $   0.59 $  (2.18)(2)
Weighted average common shares
  outstanding,
  Basic..............................    16,875     16,779     16,390     15,352     14,995
  Diluted............................    16,875     17,144     16,390     15,384     14,995
Current assets.......................  $ 83,025   $ 92,881   $ 69,116   $121,716   $100,384
Current liabilities..................  $ 69,179   $ 66,216   $116,156   $ 56,695   $ 57,753
Working capital......................  $ 13,846   $ 26,665   $(47,040)  $ 65,021   $ 42,631
Total assets.........................  $382,643   $403,659   $455,845   $333,284   $210,294
Long-term liabilities................  $196,234   $212,036   $236,669   $123,570   $ 17,066
Shareholders' equity.................  $117,230   $125,407   $103,020   $153,019   $135,475
Cash dividends.......................  $     --   $     --   $    834   $    610   $    450
Cash dividends per share.............  $     --   $     --   $   0.05   $   0.04   $   0.03

------------------------

(1) Net loss from continuing operations before the special charge was $16.0 million, or $0.97 per share.

(2) Net income from continuing operations before the special charge was $15.8 million, or $1.06 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations of the Company as at and for the three years ended December 31, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The following management discussion and analysis of financial condition and results of operations are based upon the restated financial statements for all prior years as aforesaid.

    In December 2001, the Company acquired the Landqart mill for approximately $2.7 million. Results of the Landqart mill are not included in this discussion.

RESULTS OF OPERATIONS

    Selected sales data for the Company for each of the last three years is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2001       2000       1999
                                                           --------   --------   --------
                                                                   (IN THOUSANDS)
SALES BY PRODUCT CLASS
Papers
  Packaging Papers.......................................  $     --   $  8,758(1) $ 17,822
  Specialty Papers.......................................    32,187(2)   33,112    29,658
  Printing Papers........................................    20,406     36,708(3)   38,010
                                                           --------   --------   --------
    Total Papers.........................................    52,593     78,578     85,490
                                                           --------   --------   --------
Pulp.....................................................   130,903    147,048     40,080
                                                           --------   --------   --------
Total....................................................  $183,496   $225,626   $125,570
                                                           ========   ========   ========

                                                                      (TONNES)
SALES BY VOLUME
Papers
  Packaging Papers.......................................        --     29,111(1)   68,615
  Specialty Papers.......................................    40,437(2)   41,422    36,518
  Printing Papers........................................    26,815     53,552(3)   57,714
                                                           --------   --------   --------
    Total Papers.........................................    67,252    124,085    162,847
                                                           --------   --------   --------
Pulp.....................................................   285,654    239,552     94,523
                                                           --------   --------   --------
Total(4).................................................   352,906    363,637    257,370
                                                           ========   ========   ========

------------------------

(1) The Company sold its packaging paper mill in Trebsen effective June 2000. As a result, the Company no longer produces packaging papers. Paper sales from Trebsen mill prior to its sale are included in the Company's results of operations for 2000. The Trebsen mill sold approximately 29,111 tonnes of packaging paper for approximately $8.8 million in 2000.

(2) The Company acquired the specialty paper mill in Landqart in December 2001. These amounts do not include the results from the Landqart mill. The Landqart mill sold approximately 18,613 tonnes of specialty paper for approximately $38.7 million in 2001.

(3) The Company sold its printing paper mill in Hainsberg effective
    November 2000. Paper sales from the Hainsberg mill prior to its sale are included in the Company's results of operations for 2000. The Hainsberg mill sold approximately 24,964 tonnes of printing paper for approximately
    $15.5 million in 2000.

(4) Excluding intercompany sales of 10,447, 1,893 and 201 tonnes of pulp in 2001, 2000 and 1999, respectively.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

    In 2001, revenues decreased by $39.2 million to $197.0 million from $236.2 million in 2000, primarily as a result of lower pulp prices and lower paper sales. The Company completed the Conversion Project in late 1999 to convert the Pulp mill's production to kraft pulp and increase its annual production capacity. The Pulp mill ramped up production in early 2000 and operated in excess of 90% of capacity after the first quarter of 2000.

    Costs and expenses were $199.4 million in 2001, compared to $206.6 million in 2000. Cost of sales decreased to $161.7 million in 2001 from $175.4 million in 2000, primarily as a result of lower paper sales volumes. General and administrative expenses increased to $16.5 million in 2001, from $14.3 million in 2000, primarily as a result of payments made in connection with profit sharing bonuses for the prior year and costs related to specific projects. Interest expense in 2001 increased to $14.5 million from $14.0 million in 2000.

    The Company sold its printing paper mill located in Hainsberg, Germany effective November 2000 for approximately $4.6 million plus an amount equal to the net working capital associated with the Hainsberg mill from the sale. The Company also sold its packaging paper mill located in Trebsen, Germany effective June 2000 for approximately $8.7 million plus an amount equal to the net working capital associated with the Trebsen mill from the sale. As a result, the Company no longer produces packaging papers.

    In 2001, the Company reported a net loss of $2.5 million, or $0.15 per share on a basic and diluted basis, compared to net income of $29.5 million, or $1.76 per share on a basic basis and $1.72 per share on a diluted basis, in 2000.

    In 2001, the Company's pulp and paper sales decreased by approximately 18.7% to $183.5 million from $225.6 million in 2000 on an 11.0% decrease in pulp sales and a 33.1% decrease in paper sales. In 2001, pulp sales were lower than in 2000 as a result of weakening demand due to global economic weakness and high producer inventory levels that lead to a decline in prices. Overall, in 2001, paper markets were generally stable with prices increasing marginally.

    On average, pulp prices realized by the Company in 2001 decreased by approximately 25.4% compared to 2000. Pulp sales decreased to $130.9 million in 2001 from $147.0 million in 2000, primarily as a result of a decrease in pulp prices. Pulp sales volumes increased in 2001 as a result of increased production. List prices for kraft pulp in Europe decreased from approximately $710 per tonne at the end of 2000 to approximately $650 per tonne during the first quarter of 2001, approximately $530 per tonne during the second quarter of 2001, approximately $460 per tonne during the third quarter of 2001 and approximately $470 per tonne during the fourth quarter of 2001. Kraft pulp prices continued to weaken at the end of 2001 as a result of high product inventories and such weakening of prices continued in the early part of 2002. The Company undertook a planned eight-day maintenance and modification shutdown at its Pulp mill in August 2001 and was shutdown for 19 days over the year to correct technical difficulties.

    Paper prices realized by the Company on average increased by approximately 23.5% in 2001, compared to 2000, primarily as a result of the disposition of lower priced product lines. Paper sales in 2001 decreased to $52.6 million from $78.6 million in 2000, on a volume decrease of 45.8%. In 2001, sales volumes for printing papers decreased by approximately 49.9%, primarily due to the sale of the printing paper mill in Hainsberg effective November 2000. Sales volumes for specialty papers decreased by 2.4% compared to 2000. The Company did not sell any packaging paper in 2001 as a result of the sale of its packaging paper mill in 2000.

    On average, the Company's per tonne fibre costs for pulp production in 2001 increased by approximately 6.3%, compared to 2000, and remained among the lowest in Europe. While prices for waste paper, which comprises approximately 25% of the fibre for the Paper mills, increased by approximately 30.0% in 2001 compared to 2000, they remained relatively low compared to the cost of virgin fibre.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    In 2000, revenues increased by $108.3 million to $236.2 million from $127.9 million in 1999, primarily as a result of higher pulp sales. The Company completed the Conversion Project in late 1999 to convert the Pulp mill's production to kraft pulp and increase its annual production capacity. The Pulp mill ramped up production in early 2000 and operated in excess of 90% of capacity after the first quarter of 2000. As the Company's products are principally sold in Euro, the depreciation of the Euro against the U.S. dollar by approximately 13.6% on average in 2000, compared to the same period in 1999, resulted in lower prices in U.S. dollar terms for the Company's products.

    Costs and expenses were $206.6 million in 2000, compared to $164.9 million in 1999. Cost of sales increased to $175.4 million in 2000 from $117.3 million in 1999, primarily as a result of higher pulp sales volumes. General and administrative expenses decreased to $14.3 million in 2000, from $22.4 million in 1999. Interest expense in 2000 increased to $14.0 million from $3.0 million in 1999. In 1999, interest expense of $9.9 million in respect of the Conversion Project was capitalized.

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

LIQUIDITY AND CAPITAL RESOURCES

    The following table is a summary of selected financial information concerning the Company for the periods indicated:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
FINANCIAL POSITION
Working capital.............................................    $ 13,846        $ 26,665
Property, plant and equipment (net).........................     248,167         265,607
Total assets................................................     382,643         403,659
Long-term debt..............................................     193,169         208,315
Shareholders' equity........................................     117,230         125,407

    At December 31, 2001, the Company's cash and cash equivalents totalled $10.5 million, a net decrease of $8.0 million from $18.5 million at the end of 2000. At December 31, 2001, the Company had short-term trading securities totalling $4.1 million, compared to $5.3 million at December 31, 2000.

OPERATING ACTIVITIES

    Operating activities in 2001 provided cash of $26.7 million, compared to $40.0 million in 2000. Net changes in trading securities provided cash of $0.5 million in 2001, compared to using cash of $0.8 million in 2000. A decrease in receivables and inventories provided cash of $7.0 million and $2.3 million, respectively, in the current period, compared to an increase in receivables and inventories using cash of $7.2 million and $3.4 million, respectively, in 2000. A decrease in accounts payable and accrued liabilities used cash of $0.8 million in 2001, compared to an increase in accounts payable and accrued liabilities providing cash of $0.3 million in 2000. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements for its paper operations. Working capital for the Company's pulp operations will be funded from cash flow from operations.

INVESTING ACTIVITIES

    Investing activities in 2001 used cash of $9.3 million, consisting primarily of capital expenditures on properties, compared to providing cash of $38.3 million in 2000, primarily due to investment grants received by the Company and sales of properties.

    The Company expects aggregate capital expenditures in 2002 to be approximately $17.1 million, which will be funded from cash, cash flow from operations and borrowings. In 2001, aggregate capital expenditures, excluding costs in respect of the Conversion Project, were approximately $9.0 million, compared to approximately $8.8 million in the same period of 2000.

    The Company completed the Conversion Project in the fourth quarter of 1999. The Company's aggregate capital expenditures in respect of the Conversion Project to December 31, 2001 were approximately $385.7 million. The Conversion Project was financed by a combination of borrowings under the Project Loan Agreement, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company. See "Business -- Pulp Mill Conversion Project".

    In December 2001, the Company acquired the Landqart mill for approximately $2.7 million, which was financed by working capital. The purchase agreement in connection with the acquisition of the Landqart mill provides for an additional cash payment of approximately $2.0 million based on certain profitability criteria being met prior to September 30, 2003. The purchase price may be further increased if certain parcels of real estate are sold prior to January 1, 2004.

FINANCING ACTIVITIES

    In 2001, financing activities used cash of $26.9 million, primarily as a result of the repayment of $25.6 million of amounts due in connection with the Conversion Project, compared to using cash of $61.5 million in 2000.

    The Company's pulp and paper operations had net operating tax losses of approximately $175.0 million at December 31, 2001, which under former German tax laws could be carried forward indefinitely. However, the German government has amended its tax laws to restrict the use of tax losses to offset future taxable income in taxation years completed after 1996. The Company provided a valuation reserve for much of these losses.

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

FOREIGN CURRENCY

    Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations, in particular, those in Germany. In 2002, Germany formally adopted the Euro as its currency in place of deutschmarks. The conversion to the Euro did not materially affect the Company's financial condition or results of operations. The Company's pulp and paper products are principally sold in Euro and approximately 99% of the Company's revenues are denominated in Euro.

    The Company translates foreign assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect the net earnings of the Company.

    Since substantially all of the Company's revenues are received in Euro, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rate for Euro prevailing during that period. In the year ended December 31, 2001, the Company reported a net $7.7 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation loss increased to $64.0 million at December 31, 2001 from $56.3 million at December 31, 2000.

    The average and period end exchange rates for the U.S. dollar to the Euro for the periods indicated are as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                    2002                         2001                          2000
                         --------------------------   ---------------------------   ---------------------------
                                     PERIOD AVERAGE
                         MARCH 26     TO MARCH 26     PERIOD END   PERIOD AVERAGE   PERIOD END   PERIOD AVERAGE
                         ---------   --------------   ----------   --------------   ----------   --------------
RATES OF EXCHANGE......
Euro...................   1.1407         1.1395         1.1227         1.1172         1.0646         1.0861

    Based upon the period average exchange rate in 2001, the U.S. dollar increased by approximately 2.9% in value against the Euro since December 31, 2000.

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

    The implementation of the Stendal Project is currently expected to commence in 2002 and be completed by the end of 2004. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all. See "Business -- Stendal Pulp Mill Project".

LABOUR DISPUTES

    The majority of the Company's employees in Germany are unionized and are represented by the IG-BCE, a national union that represents pulp and paper workers in Germany. The collective agreement relating to employees at the Company's paper mills in Germany expires on July 31, 2002. The collective agreement relating to employees at the Company's pulp mill in Germany expires at the end of 2002. The Company expects to negotiate new collective agreements with its pulp and paper workers in Germany in 2002. However, there can be no assurance that the Company will be able to negotiate acceptable collective agreements with its employees upon expiration of the existing collective agreements. This could result in a strike or work stoppage by the affected workers. The renewal of the collective agreements could result in higher wages or benefits paid to union members. Accordingly, the Company could experience a significant disruption of its operations in Germany or higher ongoing labour costs, which could have a material adverse effect on the business, financial condition, result of operations and cash flow of the Company.

INFLATION

    The Company does not believe that inflation has had a material impact on revenues or income during 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Company manages these risks through internal risk management policies which are administered by management.

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

    In addition, approximately Euro 75.0 million of the principal amount of the commercial debt portion of SPB's indebtedness as at March 31, 2001 was converted into approximately $63.3 million at a forward rate of $0.844525 to Euro 1.00. The $63.3 million debt portion bears a fixed interest rate of 6.80% per annum, payable semi-annually in U.S. dollars, not including the bank margin of 0.6-0.7% per annum which remains payable in Euro on the underlying Euro principal amount. The underlying term of the foreign currency forward rate swap covers the period from March 31, 2001 to September 30, 2013, the maturity date of the aggregate principal amount due under the Project Loan Agreement.

    As of December 31, 2001, the current nominal amount of the two currency swap contracts was approximately Euro 217.4 million and a fair value gain of $0.4 million on these contracts was recognized during the year.

    Beginning in 2001, up to 30% of the quantity of pulp which represents one-twelfth of the annual sales revenues of SPB may be hedged monthly to ensure that a price of at least Euro 520.00 is hedged per tonne of pulp. The percentage amount may be increased to a maximum of 70%. As at December 31, 2001, no derivative contract had been executed with respect to pulp prices.

    During the first quarter of 2001, the Company entered into a U.S. dollar/Euro forward contract in the amount of approximately
Euro 35.0 million, which was settled in March 2001. The contract resulted in a $2.3 million loss.

    During the second quarter of 2001, the Company entered into two
U.S. dollar/Euro forward contracts in the aggregate amount of approximately Euro 22.4 million, maturing in the second quarter of 2002. A fair value loss of $0.4 million on these contracts was recognized during the year.

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

INTEREST RATE RISK

    Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments. An increase in interest rates may decrease the fair value of financial instrument assets and increase the fair value of financial instrument liabilities. A decrease in interest rates may increase the fair value of financial instrument assets and decrease the fair value of financial instrument liabilities. The Company's financial instruments which may be sensitive to interest rate fluctuations are investments, cash restricted, notes receivable and debt obligations. The following tables provide information about the Company's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2001 and 2000, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2001

                                                                 EXPECTED FUTURE CASH FLOW*
                        CARRYING     FAIR     -----------------------------------------------------------------
                         VALUE      VALUE       2002       2003       2004       2005       2006     THEREAFTER
                        --------   --------   --------   --------   --------   --------   --------   ----------
                                                              (THOUSANDS)
Investments(1)........  $  2,157   $  2,157   $ 2,157    $    --    $    --    $    --    $    --     $     --
Cash restricted.......    29,739     29,739     8,524        884        884        884        884       28,286
Notes receivable......     4,877      4,877       341      5,218         --         --         --           --
Debt obligations(2)...   203,806    203,806    24,974     28,953     21,677     21,732     21,831      144,620

--------------------------

*   Including dividends and interest where applicable.

(1) Investments consist of debt securities.

(2) Debt obligations consist of the Company's notes and loan payable.

                            AS AT DECEMBER 31, 2000

                                                                 EXPECTED FUTURE CASH FLOW*
                        CARRYING     FAIR     -----------------------------------------------------------------
                         VALUE      VALUE       2001       2002       2003       2004       2005     THEREAFTER
                        --------   --------   --------   --------   --------   --------   --------   ----------
                                                              (THOUSANDS)
Investments(1)........  $  4,164   $  4,164   $ 4,164    $    --    $    --    $    --    $    --      $    --
Cash restricted.......    25,150     25,150     1,006      1,006      1,006      1,006      1,006       33,198
Notes receivable......     4,296      4,296       344        344      4,640         --         --           --
Debt obligations(2)...   143,417    143,417    11,494     17,423     20,951     15,880     15,274       95,774

--------------------------

*   Including dividends and interest where applicable.

(1) Investments consist of debt securities.

(2) Debt obligations consist of the Company's notes and loan payable.

FOREIGN CURRENCY EXCHANGE RATE RISK

    The reporting currency of the Company is the U.S. dollar. The Company held financial instruments primarily denominated in Euro and, to a lesser extent, in Swiss francs and Canadian dollars. A depreciation of such currencies against the U.S. dollar will decrease the fair value of financial instrument assets and financial instrument liabilities. An appreciation of such currencies against the U.S. dollar will increase the fair value of financial instrument assets and financial instrument liabilities. The Company's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments, cash restricted and debt obligations. Foreign currency debt obligations subject to U.S. dollar currency swap contracts are not subject to foreign currency exchange risk. The following tables provide information about the Company's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2001 and 2000, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2001

                                                                         EXPECTED FUTURE CASH FLOW*
                                CARRYING     FAIR     -----------------------------------------------------------------
                                 VALUE      VALUE       2002       2003       2004       2005       2006     THEREAFTER
                                --------   --------   --------   --------   --------   --------   --------   ----------
                                                                      (THOUSANDS)
Investments(1)................  $ 3,682    $ 3,682     $2,796     $   --      $ --       $ --       $ --       $   886
Cash restricted...............   29,739     29,739      8,524        884       884        884        884        28,286
Debt obligations(2)...........   11,495     11,495      3,483      8,799        --         --         --            --

------------------------

*   Including dividends and interest where applicable.

(1) Investments consist of debt and equity securities. Debt securities are denominated in Euro. Equity securities are denominated primarily in Euro, and to a lesser extent, in Canadian dollars.

(2) Debt obligations consist of the Company's notes and loan payable, denominated in Euro and Swiss francs.

                            AS AT DECEMBER 31, 2000

                                                                    EXPECTED FUTURE CASH FLOW*
                           CARRYING     FAIR     -----------------------------------------------------------------
                            VALUE      VALUE       2001       2002       2003       2004       2005     THEREAFTER
                           --------   --------   --------   --------   --------   --------   --------   ----------
                                                                 (THOUSANDS)
Investments(1)...........  $ 2,833    $ 2,833    $ 1,710     $   --     $   --     $   --     $   --      $ 1,123
Cash restricted..........   25,150     25,150      1,006      1,006      1,006      1,006      1,006       33,198
Debt obligations(2)......   21,652     21,652     23,937         --         --         --         --           --

------------------------

*   Including dividends and interest where applicable.

(1) Investments consist of debt and equity securities. Debt securities are denominated in Euro. Equity securities are denominated primarily in Euro, and to a lesser extent, in Canadian dollars.

(2) Debt obligations consist of the Company's notes and loan payable, denominated in Euro.

EQUITY PRICE RISK

    Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. The Company's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following tables provide information about the Company's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2001 and 2000, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2001

                                                                     EXPECTED FUTURE CASH FLOW*
                            CARRYING     FAIR     -----------------------------------------------------------------
                             VALUE      VALUE       2002       2003       2004       2005       2006     THEREAFTER
                            --------   --------   --------   --------   --------   --------   --------   ----------
                                                                  (THOUSANDS)
Investments(1)............   $9,552     $9,552     $1,894     $   --     $   --     $   --     $   --      $7,658

------------------------

*   Including dividends where applicable.

(1) Investments consist of equity securities.

                            AS AT DECEMBER 31, 2000

                                                                     EXPECTED FUTURE CASH FLOW*
                            CARRYING     FAIR     -----------------------------------------------------------------
                             VALUE      VALUE       2001       2002       2003       2004       2005     THEREAFTER
                            --------   --------   --------   --------   --------   --------   --------   ----------
                                                                  (THOUSANDS)
Investments(1)............  $10,566    $10,566     $5,320     $   --     $   --     $   --     $   --      $5,246

------------------------

*   Including dividends where applicable.

(1) Investments consist of equity securities and debt securities convertible into equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As a Massachusetts trust, the Company is managed by "trustees", who have comparable duties and responsibilities as directors of corporations.

    J.S.H. LEE, age 45, has been a Trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC
Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively.

    C.S. MOON, age 55, has been a Trustee since June 1994. Mr. Moon is an independent consultant. He was formerly the Executive Director of Shin Ho Group of Korea, an international paper manufacturer headquartered in Korea until 1998. Mr. Moon joined Shin Ho Group in 1990 and previously served in managerial positions with Moo Kim Paper Manufacturing Co., Ltd. and Sam Yung
Pulp Co., Ltd.

    M. ARNULPHY, age 68, has been a Trustee since June 1995. Mr. Arnulphy has been the Managing Director of Electro Orient Ltd., a merchandise trading company located in Hong Kong, since 1998. From 1975 to 1998, Mr. Arnulphy was the Managing Director of J. Mortenson & Co., Ltd. in Hong Kong, a water treatment equipment manufacturing company.

    M. REIDEL, age 39, has been a Trustee since December 1996. Mr. Reidel has been the Chief Financial Officer of Ision Internet AG since August 1999.
Mr. Reidel was a Managing Director of SPB from 1994 to 1999 and the Chairman of the Management Board of DPAG from 1995 to 1998. Previously, he was a member of the Supervisory Board of DPAG from 1992 to 1994, a member of BVS responsible for portfolios of service industry and wood and paper industry companies from 1992 to 1994, and an accountant with Arthur Andersen & Co. from 1987 to 1992.

    R.I. RIGG, age 59, has been a Trustee since July 1999 and Secretary and Chief Financial Officer since October 1999. Mr. Rigg has been Chief Financial Officer and a director of Advanced Projects Ltd. since 1996 and of Terrawest Industries, Inc. since 1989. He is also a director of Carlin Resources Corp. and a nominee director and officer of Bank Gospodarki of Poland. Mr. Rigg is a chartered accountant in Canada.

    A. MILLIGAN, age 77, has been a Trustee since July 2001. Mr. Milligan has been President and Chief Executive Officer of Stockscape Technologies Inc. since 1999. From 1986 to 1999, he was the President and Chief Executive Officer of Cornucopia Resources Ltd., which acquired Stockscape Technologies Inc. in 1999 and changed its business accordingly. He is also a director of Skye
Resources Inc., Lysander Minerals Corporation and Great Basin Gold Ltd.
Mr. Milligan is an economist by profession.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                      --------
(a)(1)  FINANCIAL STATEMENTS

        Independent Auditors' Report................................        32
        Consolidated Balance Sheets.................................        33
        Consolidated Statements of Operations.......................        34
        Consolidated Statements of Comprehensive Income.............        35
        Consolidated Statements of Changes in Shareholders'
          Equity....................................................        36
        Consolidated Statements of Cash Flows.......................        37
        Notes to the Consolidated Financial Statements..............        38

   (2)                                                          LIST OF EXHIBITS

         3.1    (a) *  Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990
                         together with an Amendment to Declaration of Trust dated
                         December 12, 1991.
                (b) *  Amendments to Declaration of Trust dated July 8, 1993;
                         August 17, 1993; and September 9, 1993.
         3.2*          Trustees' Regulations dated September 24, 1973.
         4.1           Shareholder Rights Plan. Incorporated by reference from
                         Form 8-A dated August 17, 1993.
        10.1           Acquisition Agreement among Treuhandanstalt, Dresden Papier
                         AG, Dresden Papier Holding GmbH, Mercer
                         International Inc., and Shin Ho Paper Mfg. Co., Ltd.
                         Incorporated by reference from Form 8-K dated
                         September 20, 1993.
        10.2           Acquisition Agreement among Treuhandanstalt, Zellstoff-und
                         Papierfabrik Rosenthal GmbH, Raboisen
                         Einhundertsechsundfunfzigste Vermogensverwaltungs-
                         gesellschaft GmbH, to be renamed ZPR Zellstoff-und
                         Papierfabrik Rosenthal Holding GmbH, Mercer
                         International Inc. and 448380 B.C. Ltd. dated July 3,
                         1994. Incorporated by reference from Form 8-K dated
                         July 3, 1994.
        10.3           Amended and Restated 1992 Stock Option Plan. Incorporated by
                         reference from Form S-8 dated March 2, 2000.
        10.4*          1994 Employee Incentive Bonus Plan.
        10.5*          Form of Separation Agreement between Mercer
                         International Inc. and Arbatax International Inc.
        10.6           English Translation of a Loan Agreement in the amount of
                         DM 508,000,000 between Zellstoff-und Papierfabrik
                         Rosenthal GmbH & Co. KG, Blankenstein on the one hand and
                         Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft,
                         Munich and Bayerische Vereinsbank Aktiengesellschaft,
                         Munich on the other hand dated July 6, 1998. Incorporated
                         by reference from Form 8-K dated July 16, 1998.
        10.7*          Amended and Restated Employment Agreement between Mercer
                         International Inc. and Jimmy S.H. Lee dated November 20,
                         2000.
        10.8*          Trustee's Indemnity Agreement between Mercer
                         International Inc. and Jimmy S.H. Lee dated November 20,
                         2000.
        10.9           English Translation of Amendment Agreement No. 4 dated
                         December 13, 2000 between Zellstoff-und Papierfabrik
                         Rosenthal GmbH & Co. KG and Bayerische Hypo-und
                         Vereinsbank Aktiengesellschaft to the Loan Agreement dated
                         July 6, 1998. Incorporated by reference from Form 8-K
                         dated January 23, 2001.
        10.10          Purchase Agreement between Sihl and Mercer
                         International Inc. dated December 14, 2001 relating to
                         the acquisition of Landqart AG.
        21             List of Subsidiaries of Registrant.
        23             Independent Auditors Consent.

     -----------------------------

      *  Filed in Form 10-K for prior years.

   (b) The Registrant filed the following reports on Form 8-K with respect to the indicated items during the fourth quarter of the fiscal year:
        None.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders

Mercer International Inc.

    We have audited the accompanying consolidated balance sheets of Mercer International Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercer International Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ PETERSON SULLIVAN P.L.L.C.

Seattle, Washington
March 15, 2002

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                           (IN THOUSANDS OF DOLLARS)

                                                                2001       2000
                                                              --------   --------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $ 10,458   $ 18,496
  Investments...............................................     4,052      5,320
  Receivables...............................................    42,658     46,088
  Inventories...............................................    22,323     19,977
  Prepaid and other.........................................     3,534      3,000
                                                              --------   --------
        Total current assets................................    83,025     92,881

Long-Term Assets
  Cash restricted...........................................    29,739     25,150
  Properties................................................   248,167    265,607
  Investments...............................................     7,658      6,101
  Notes receivable..........................................     4,877      4,296
  Deferred income tax.......................................     9,177      9,624
                                                              --------   --------
                                                               299,618    310,778
                                                              --------   --------
                                                              $382,643   $403,659
                                                              ========   ========
LIABILITIES
Current Liabilities
  Accounts payable and accrued expenses.....................  $ 46,242   $ 38,204
  Notes payable.............................................     6,584        839
  Debt......................................................    16,353     27,173
                                                              --------   --------
        Total current liabilities...........................    69,179     66,216

Long-Term Liabilities
  Debt......................................................   193,169    208,315
  Other.....................................................     3,065      3,721
                                                              --------   --------
                                                               196,234    212,036
                                                              --------   --------
        Total liabilities...................................   265,413    278,252

SHAREHOLDERS' EQUITY
Shareholders' Equity
  Preferred shares, no par value: 50,000,000 authorized and
    issuable in series:
    Series A, 500,000 authorized, none issued and
      outstanding...........................................        --         --
    Series B, 3,500,000 authorized, none issued and
      outstanding...........................................        --         --
  Shares of beneficial interest, $1 par value: unlimited
    authorized and 16,794,899 issued and outstanding at
    December 31, 2001 and 2000..............................    99,995     99,995
  Retained earnings.........................................    86,171     88,698
  Accumulated other comprehensive loss......................   (68,936)   (63,286)
                                                              --------   --------
                                                               117,230    125,407
                                                              --------   --------
                                                              $382,643   $403,659
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues
  Sales of pulp and paper...................................  $183,496   $225,626   $125,570
  Transportation............................................     4,915      3,857         --
  Other.....................................................     8,578      6,719      2,297
                                                              --------   --------   --------
                                                               196,989    236,202    127,867
Expenses
  Cost of pulp and paper....................................   161,659    175,420    117,314
  Transportation............................................     3,648      2,923         --
  Special charges...........................................        --         --     22,155
  General, administrative and other.........................    16,502     14,284     22,420
  Loss on foreign currency derivative contracts.............     2,241         --         --
  Litigation settlement.....................................       918         --         --
  Interest expense..........................................    14,474     13,993      2,995
                                                              --------   --------   --------
                                                               199,442    206,620    164,884
                                                              --------   --------   --------
Income (loss) before income taxes...........................    (2,453)    29,582    (37,017)

Income tax provision........................................       (74)      (108)    (1,092)
                                                              --------   --------   --------
    Net income (loss).......................................  $ (2,527)  $ 29,474   $(38,109)
                                                              ========   ========   ========
Earnings (loss) per share
  Basic.....................................................  $  (0.15)  $   1.76   $  (2.33)
                                                              ========   ========   ========
  Diluted...................................................  $  (0.15)  $   1.72   $  (2.33)
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Net income (loss)...........................................  $(2,527)   $29,474    $(38,109)
Other comprehensive income
  Foreign currency translation adjustment...................   (7,687)    (6,400)    (21,266)
  Unrealized gains (losses) on securities
    Unrealized holding gains (losses) arising during the
      period................................................    2,037     (1,729)      1,745
    Reclassification adjustment for losses included in net
      income (loss).........................................       --         85       1,340
                                                              -------    -------    --------
                                                                2,037     (1,644)      3,085
                                                              -------    -------    --------
Other comprehensive loss....................................   (5,650)    (8,044)    (18,181)
                                                              -------    -------    --------
Comprehensive income (loss).................................  $(8,177)   $21,430    $(56,290)
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

                                                                                           ACCUMULATED OTHER COMPREHENSIVE
                                         SHARES OF BENEFICIAL INTEREST                                 INCOME
                                       ----------------------------------              ---------------------------------------
                                                                 AMOUNT                  FOREIGN
                                                                 PAID IN                CURRENCY       UNREALIZED
                                       NUMBER OF                EXCESS OF   RETAINED   TRANSLATION   GAINS (LOSSES)
                                         SHARES     PAR VALUE   PAR VALUE   EARNINGS   ADJUSTMENTS   ON SECURITIES     TOTAL
                                       ----------   ---------   ---------   --------   -----------   --------------   --------
Balance at December 31, 1998.........  15,440,122    $15,440     $76,473    $98,167     $(28,663)       $(8,398)      $(37,061)
Shares issued for exercise of
  warrants...........................   1,245,277      1,245       6,097         --           --             --             --
Repurchase of shares.................     (50,000)       (50)       (167)        --           --             --             --
Payment of dividends.................          --         --          --       (834)          --             --             --
Net loss.............................          --         --          --    (38,109)          --             --             --
Other comprehensive income (loss)....          --         --          --         --      (21,266)         3,085        (18,181)
                                       ----------    -------     -------    -------     --------        -------       --------
Balance at December 31, 1999.........  16,635,399     16,635      82,403     59,224      (49,929)        (5,313)       (55,242)
Shares issued for exercise of
  options............................     159,500        160         797         --           --             --             --
Net income...........................          --         --          --     29,474           --             --             --
Other comprehensive income (loss)....          --         --          --         --       (6,400)        (1,644)        (8,044)
                                       ----------    -------     -------    -------     --------        -------       --------
Balance at December 31, 2000.........  16,794,899     16,795      83,200     88,698      (56,329)        (6,957)       (63,286)
Net loss.............................          --         --          --     (2,527)          --             --             --
Other comprehensive income (loss)....          --         --          --         --       (7,687)         2,037         (5,650)
                                       ----------    -------     -------    -------     --------        -------       --------
Balance at December 31, 2001.........  16,794,899    $16,795     $83,200    $86,171     $(64,016)       $(4,920)      $(68,936)
                                       ==========    =======     =======    =======     ========        =======       ========


                                       SHAREHOLDERS'
                                          EQUITY
                                       -------------
Balance at December 31, 1998.........    $153,019
Shares issued for exercise of
  warrants...........................       7,342
Repurchase of shares.................        (217)
Payment of dividends.................        (834)
Net loss.............................     (38,109)
Other comprehensive income (loss)....     (18,181)
                                         --------
Balance at December 31, 1999.........     103,020
Shares issued for exercise of
  options............................         957
Net income...........................      29,474
Other comprehensive income (loss)....      (8,044)
                                         --------
Balance at December 31, 2000.........     125,407
Net loss.............................      (2,527)
Other comprehensive income (loss)....      (5,650)
                                         --------
Balance at December 31, 2001.........    $117,230
                                         ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Cash Flows from Operating Activities
  Net income (loss).........................................  $(2,527)   $29,474    $(38,109)
  Adjustments to reconcile net income (loss) to cash flows
    from operating activities
    Special charges.........................................       --         --      22,155
    Depreciation............................................   20,557     22,139       7,018
  Changes in current assets and liabilities
    Investment in trading securities........................      460       (806)      8,478
    Inventories.............................................    2,337     (3,391)       (996)
    Receivables.............................................    6,955     (7,227)    (12,489)
    Accounts payable and accrued expenses...................     (841)       267       7,718
    Prepaid and other.......................................     (282)      (504)     (2,411)
                                                              -------    -------    --------
      Net cash provided by (used in) operating activities...   26,659     39,952      (8,636)
Cash Flows from Investing Activities
  Proceeds from the sales of available-for-sale
    securities..............................................       --        189       6,867
  Proceeds from the sales of long-term investments..........      605         --          --
  Purchases of available-for-sale securities................     (569)    (1,918)     (1,264)
  Sale of properties........................................       --     13,346          --
  Acquisition of properties, net of investment grants.......   (6,845)    26,073    (255,186)
  Purchase of subsidiary, net of cash acquired..............   (1,839)        --          --
  Change in notes receivable................................     (605)       585       4,178
                                                              -------    -------    --------
      Net cash provided by (used in) investing activities...   (9,253)    38,275    (245,405)
Cash Flows from Financing Activities
  Cash restricted...........................................   (5,921)   (12,285)         --
  Increase (decrease) in pulp mill costs payable............     (902)   (50,286)     47,701
  Increase in notes payable and debt........................    5,821      5,649     162,863
  Decrease in notes payable and debt........................  (25,924)    (5,582)     (2,299)
  Shares of beneficial interest issued for cash.............       --        957          --
  Repurchase shares of beneficial interest..................       --         --        (217)
  Dividends.................................................       --         --        (834)
  Other.....................................................       --         --           3
                                                              -------    -------    --------
    Net cash provided by (used in) financing activities.....  (26,926)   (61,547)    207,217
Effect of exchange rate changes on cash and cash
  equivalents...............................................    1,482         94      (4,704)
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........   (8,038)    16,774     (51,528)
Cash and Cash Equivalents, beginning of year................   18,496      1,722      53,250
                                                              -------    -------    --------
Cash and Cash Equivalents, end of year......................  $10,458    $18,496    $  1,722
                                                              =======    =======    ========

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

    The Company incurs liabilities for security acquisitions where the security transfer is to occur at a future date. However, the liability amount is subject to the ultimate market price of the security.

INVENTORIES

    Inventories of pulp are stated at the lower of cost (average-cost method) or market. Paper products are stated at the lower of cost (first-in, first-out method) or market.

PROPERTIES

    Depreciable properties are stated at cost unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its carrying amount in which case an impairment loss is recognized based on the fair value of the asset. Grants received from a government reduce costs of property improvements.

    Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over 10 to 50 years and production equipment over 8 to 20 years.

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

DERIVATIVE INSTRUMENTS

    The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Derivative instruments are measured at fair value and reported in the balance sheet as assets or liabilities. Accounting for gains or losses depends on the Company's intended use of the derivative instruments. Gains or losses on derivative instruments which are not designated hedges are recognized in earnings in the period of the change in fair value. Accounting for gains or losses on derivative instruments designated as hedges depends on the type of hedge and such gains or losses are recognized in either earnings or other comprehensive income.

    Retroactive application of this standard was not allowed. There is no cumulative effect in the Company's financial statements as a result of adopting this standard. The Company had a derivative instrument at December 31, 2000, which was entered into at year-end. There was no change in its fair value in 2000.

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

                           MERCER INTERNATIONAL INC.

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," is to be applied starting with years beginning after December 15, 2001. This standard addresses how intangible assets, other than those acquired in a business combination, should be accounted for. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested annually for impairment. Management has not determined the effect this standard may have, if any, on the Company's financial statements.

    Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," is effective for years beginning after June 15, 2002. This standard addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. Management has not determined the effect, if any, this standard may have on the Company's financial statements.

    Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for years beginning after December 15, 2001. This standard supersedes the previous standard on this issue as well as others which dealt with accounting for discontinued operations and the elimination of an exception to consolidation. Management has not determined the effect this standard may have on the Company's financial statements.

NOTE 2.  INVESTMENTS

    Trading securities are classified as current investments and are summarized as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Bonds.......................................................   $2,158     $4,164
Equity securities...........................................    1,894      1,156
                                                               ------     ------
                                                               $4,052     $5,320
                                                               ======     ======

    Included within trading securities is an investment in a bond and common shares of two companies that represent 53% and 46%, respectively, of the total value of trading securities at December 31, 2001. At December 31, 2000, investment in a bond and common shares of a company represented 39% and 18%, respectively, of the total value of trading securities. The change in net unrealized holding gains (losses) on trading securities which has been included in earnings was $1,238, $(171) and $2,411 during 2001, 2000 and 1999, respectively.

                           MERCER INTERNATIONAL INC.

NOTE 2.  INVESTMENTS (CONTINUED)
    Available-for-sale securities consist of bonds and equity securities and have been classified as long-term investments. Equity securities of two companies represented 85% and 91% of the total available-for-sale securities at December 31, 2001 and 2000, respectively. The proceeds from sales of these securities amounted to none, $189 and $6,867 which resulted in realized losses of none, $(77) and $(1,340) during 2001, 2000 and 1999, respectively. The fair value of available-for-sale securities included on the balance sheets at December 31, 2001, 2000 and 1999, was $7,305, $5,247 and $6,925, respectively.
The cost of these securities was $12,225, $12,204 and $12,238 which resulted in unrealized losses being recorded in comprehensive income of $(4,920), $(6,957) and $(5,313) at December 31, 2001, 2000 and 1999, respectively. Also, included in long-term investments were equity securities stated at cost of $353 and $854 at December 31, 2001 and 2000, respectively, which did not have a readily determinable fair value. However, management believes that the estimated market value is greater than the carrying value.

NOTE 3.  RECEIVABLES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Sale of paper and pulp products.............................  $21,207    $14,869
Securities trading..........................................   12,592     17,645
Sale of properties..........................................       --      6,147
Value added tax.............................................      956        892
Other.......................................................    7,903      6,535
                                                              -------    -------
                                                              $42,658    $46,088
                                                              =======    =======

    At December 31, 2001 and 2000, the Company pledged $12,592 and $17,645, respectively, in securities trading receivables as collateral for amounts payable for securities.

NOTE 4.  INVENTORIES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Pulp and paper
  Raw materials.............................................  $13,008    $10,862
  Work in process and finished goods........................    9,315      9,115
                                                              -------    -------
                                                              $22,323    $19,977
                                                              =======    =======

NOTE 5.  PROPERTIES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Land........................................................  $  8,519   $  7,425
Buildings...................................................    17,252     16,346
Production and other equipment..............................   291,428    290,789
                                                              --------   --------
                                                               317,199    314,560
Less: Accumulated depreciation..............................    69,032     48,953
                                                              --------   --------
                                                              $248,167   $265,607
                                                              ========   ========

                           MERCER INTERNATIONAL INC.

NOTE 5.  PROPERTIES (CONTINUED)
    During 1999, management determined that some of the Company's paper mills were impaired. These mills were written down to their estimated fair values based on existing market conditions. This impairment loss, amounting to $19,064, was reflected as special charges in the Company's consolidated statement of operations for the year ended December 31, 1999. Also, included in special charges in 1999, was a loss of $3,091 on abandoned pulp mill equipment.

NOTE 6.  NOTES PAYABLE AND DEBT

    At December 31, 2001, the Company had two notes payable to banks. One of the notes amounting to $5,821 is due on demand at 7% interest. The other note which had a balance of $763 and $839 at December 31, 2001 and 2000, respectively, is due monthly at 6.75% interest and is secured by inventory.

    Long-term debt consists of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Note payable to bank, interest at rates varying from 4.5% to
  6.8% at December 31, 2001, principal due in semi-annual
  installments based on a percentage of the final loan
  amount beginning at 2.4% to 5.1% at September 30, 2001,
  after an initial payment of $21,300 on March 31, 2001,
  until September 30, 2013 (final payment date),
  collateralized by receivables, inventory and pulp mill
  assets with 48% and 32% principal plus interest guaranteed by the Federal Republic of Germany and the State of
  Thuringia, respectively; cash restricted amounted to
  $29,739 and $25,150 at December 31, 2001 and 2000,
  respectively, in connection with this borrowing...........  $193,607   $231,017
Debenture payable, 8% interest payable semi-annually, due
  2003, unsecured, with attached warrants which allows a
  debenture holder to acquire common shares of the Company
  at the higher of $6 per share or the average price of the
  stock for the ten days prior to conversion................     4,135      4,135
Loans payable to a bank, interest at rates varying from
  3.875% to 6.5%, payment terms varying from on demand to
  December 31, 2003, secured by receivables and
  properties................................................    11,492         --
Other.......................................................       288        336
                                                              --------   --------
                                                               209,522    235,488
Less: Current portion.......................................   (16,353)   (27,173)
                                                              --------   --------
                                                              $193,169   $208,315
                                                              ========   ========

    On December 29, 2000 and April 1, 2001, the Company entered into foreign currency forward swap agreements in the notational amount of $124,700 and $66,797, respectively, with respect to the long-term note payable to bank. These agreements are with the same bank which holds the note payable. These contracts were entered into by the Company for its own account consistent with its policy to manage foreign currency exchange risks. These agreements cover the period December 29, 2000, to September 30, 2008, and April 1, 2001 to September 30, 2013, respectively. While the Company may be exposed to credit risk with respect to these agreements, it does not anticipate nonperformance by the bank. The Company

                           MERCER INTERNATIONAL INC.

NOTE 6.  NOTES PAYABLE AND DEBT (CONTINUED)
recorded a gain from a change in the fair value of these contracts of $412 during the year ended December 31, 2001. Additionally, during 2001, the Company entered into two foreign currency forward agreements in the notational value of $10,000 each. The contracts were entered into by the Company for its own account and are consistent with its policy to manage foreign currency exchange risks. These agreements mature on April 22, 2002 and May 5, 2002. The Company recorded a loss from a change in the fair value of these contracts of $352 during the year ended December 31, 2001. During the first quarter of 2001, the Company entered into a U.S. dollar/euro foreign currency forward contract with a notational amount of approximately $31,000 which was settled in March of 2001. This contract resulted in a loss of $2,301.

    As of December 31, 2001, the principal maturities of long-term debt are as follows:

MATURES                                                        AMOUNT
-------                                                       --------
2002........................................................  $ 16,353
2003........................................................    22,461
2004........................................................    12,687
2005........................................................    13,513
2006........................................................    14,441
Thereafter..................................................   130,067
                                                              --------
                                                              $209,522
                                                              ========

    Interest paid amounted to $14,191 in 2001, $11,465 in 2000 and $12,100
($9,904 capitalized) in 1999.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Trade payables..............................................  $18,875    $14,926
Accounts payable and accrued expenses.......................   17,640     16,357
Payable for securities......................................    7,946      6,921
Other.......................................................    1,781         --
                                                              -------    -------
                                                              $46,242    $38,204
                                                              =======    =======

NOTE 8.  INCOME TAXES

    The provision for income taxes is current and consists of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Provision for income taxes, non U.S.........................    $(74)     $(108)    $(1,092)
                                                                ====      =====     =======

                           MERCER INTERNATIONAL INC.

NOTE 8.  INCOME TAXES (CONTINUED)
    Differences between the U.S. Federal Statutory and the Company's effective rates are as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
U.S. Federal statutory rates on income from operations
  benefit (provision).......................................   $  834    $(10,058)  $12,585
Tax differential on foreign income (loss)...................    3,152        (800)    8,182
Valuation allowance.........................................   (5,494)     10,750   (20,748)
Other.......................................................    1,434          --    (1,111)
                                                               ------    --------   -------
                                                               $  (74)   $   (108)  $(1,092)
                                                               ======    ========   =======

    Deferred tax assets are composed of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
German tax loss carryforwards...............................  $64,140    $63,853
U.S. tax loss carryforwards.................................    6,075      4,272
Swiss tax loss carryforwards................................    3,084         --
Other.......................................................      617        744
                                                              -------    -------
                                                               73,916     68,869
Valuation allowance.........................................  (64,739)   (59,245)
                                                              -------    -------
  Net deferred tax asset....................................  $ 9,177    $ 9,624
                                                              =======    =======

    Because of potential restrictions on the use of German preacquisition tax loss carryforwards by successor entities, the Company provided a valuation reserve for much of these losses. German tax losses of approximately $175,000 at December 31, 2001, may be carried forward indefinitely. However, the Company is the subject of income tax audits on a continuing basis in Germany which may result in a change in the German tax loss amount. Management believes that, while realization of the net deferred tax asset on the German tax losses is not assured, it is more likely than not that it will be realized.

    The Company's U.S. net operating losses amount to approximately $17,800 at December 31, 2001. Losses of $4,600, $1,900, $1,200, $3,700, $2,800 and $3,600
will expire in 2021, 2020, 2019, 2018, 2012 and 2011, respectively, if not used. Management believes that these tax loss carryforwards are likely not to be utilized under current circumstances and has fully reserved any resulting potential tax benefit.

    The Company's Swiss net operating losses amounted to approximately $9,000 at December 31, 2001. Losses of $3,200 and $5,800 will expire in 2004 and 2007, respectively, if not used. Management believes that these tax loss carryforwards are likely not to be utilized under current circumstances and has fully reserved any resulting potential tax benefit.

    Income (loss) from foreign source operations amounted to $2,118, $30,152 and $(34,903) for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are intended to be indefinitely reinvested in operations. Since available-for-sale securities are primarily securities held by foreign

                           MERCER INTERNATIONAL INC.

NOTE 8.  INCOME TAXES (CONTINUED)
subsidiaries and the proceeds are expected to be reinvested, no tax has been provided in the determination of other comprehensive income for the years ended December 31, 2001, 2000 and 1999.

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

NOTE 10.  ACQUISITION

    On December 14, 2001, the Company acquired all of the outstanding common shares of Landqart AG ("Landqart"), a Swiss company, for $2,650 cash. The effective date of this acquisition is December 31, 2001. The results of Landqart's operations will be included in the Company's consolidated financial statements beginning January 1, 2002. Landqart is a manufacturer of specialty paper which is expected to become an integral part of the Company's paper segment.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets..............................................  $11,542
Properties..................................................    9,912
                                                              -------
  Total assets acquired.....................................   21,454
Current liabilities.........................................   12,237
Long-term liabilities.......................................    6,567
                                                              -------
  Total liabilities assumed.................................   18,804
                                                              -------
  Net assets acquired.......................................  $ 2,650
                                                              =======

    The following unaudited pro forma information presents the results of operations of the Company as if this acquisition had taken place on January 1, 2001 and 2000, respectively. The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition taken place at the

                           MERCER INTERNATIONAL INC.

NOTE 10.  ACQUISITION (CONTINUED)
beginning of the periods presented. Further, the pro forma information is not necessarily indicative of future results.

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $232,851   $270,659
Net income (loss)...........................................  $ (3,251)  $ 29,473
Earnings per share
  Basic.....................................................  $  (0.19)  $   1.76
  Diluted...................................................  $  (0.19)  $   1.72

    The purchase agreement provides for an additional payment of up to $1,958 based on profitability criteria being met during the period January 1 through September 30, 2003. The purchase price may be further increased if certain parcels of real estate are sold prior to January 1, 2004. This increase will amount to 30% of the difference between the carrying value of the parcel at December 31, 2000, and its net sales price. If any of these contingent payments which are to be paid in cash, become due, they will be treated as an additional cost of acquisition.

NOTE 11.  STOCK-BASED COMPENSATION

    The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 shares of beneficial interest including options for 130,000 shares to trustees who are not officers or employees.

    During 2000, options to acquire 1,600,000 shares of beneficial interest at $6.375 per share were granted to officers and employees of the Company which vest one-third at grant date and one-third each for the next two years. These options expire in ten years. The weighted fair value of these options was $3.60 each.

    Following is a summary of the status of the plan during 2001, 2000 and 1999:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding at December 31, 1999 and 1998...................    765,500    $10.03
Granted.....................................................  1,600,000     6.375
Exercised...................................................   (159,500)     6.00
                                                              ---------
Outstanding at December 31, 2001 and 2000...................  2,206,000    $ 7.67
                                                              =========    ======

                           MERCER INTERNATIONAL INC.

NOTE 11.  STOCK-BASED COMPENSATION (CONTINUED)
    Following is a summary of the status of options outstanding at December 31, 2001:

OUTSTANDING OPTIONS                                          EXERCISABLE OPTIONS
----------------------------------------------------------   --------------------
                                     WEIGHTED
                                      AVERAGE     WEIGHTED               WEIGHTED
                                     REMAINING    AVERAGE                AVERAGE
                                    CONTRACTUAL   EXERCISE               EXERCISE
EXERCISE PRICE RANGE     NUMBER        LIFE        PRICE      NUMBER      PRICE
--------------------    ---------   -----------   --------   ---------   --------
6.00$- 6.375..          1,770,000       8.0        $ 6.34    1,236,666    $ 6.33
8.50 - 11.66..            231,500       5.1          9.19      231,500      9.19
16.89 - 18.47..           204,500       3.9         17.50      204,500     17.50

COMPENSATION

    Proforma information with respect to fair value accounting for the Company's stock option plan is as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Net Income (Loss)
  As reported...............................................  $(2,527)   $29,474    $(38,109)
  Proforma..................................................  $(5,403)   $26,598    $(38,421)
Basic Earnings (Loss) Per Share
  As reported...............................................  $  (.15)   $  1.76    $  (2.33)
  Proforma..................................................  $  (.32)   $  1.59    $  (2.34)
Diluted Earnings (Loss) Per Share
  As reported...............................................  $  (.15)   $  1.72    $  (2.33)
  Proforma..................................................  $  (.32)   $  1.55    $  (2.34)

    The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Risk-free interest rate.....................................     4.5%       8.5%       6.0%
Expected life of the options................................  2 years    2 years    2 years
Expected volatility.........................................    68.9%      78.4%      60.0%
Expected dividend yield.....................................     0.0%       0.0%       0.0%

                           MERCER INTERNATIONAL INC.

NOTE 12.  EARNINGS PER SHARE

    Earnings per share data for years ended December 31 is summarized as follows:

                                                                    NET INCOME (LOSS)
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net income (loss) available to shareholders of beneficial
  interest..................................................  $(2,527)   $29,474    $(38,109)
                                                              =======    =======    ========

                                                                        SHARES
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Weighted average number of shares
  outstanding -- basic................................   16,874,899    16,778,962    16,389,944
Effect of dilutive securities:
  Options.............................................           --       365,528            --
                                                        -----------   -----------   -----------
Weighted average number of shares
  outstanding -- diluted..............................   16,874,899    17,144,490    16,389,944
                                                        ===========   ===========   ===========

    For 2001 and 1999, warrants and options were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 13.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

    There were no significant noncash transactions in 2001 and 2000.

    Significant noncash transactions in 1999 include:

    - The Company issued shares of beneficial interest amounting to $7,342 upon the conversion of outstanding debentures.

    - The Company surrendered preferred shares in an entity valued at $2,621 in a settlement.

NOTE 14.  BUSINESS SEGMENT INFORMATION

    The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

    The pulp segment consists of a single mill located in Germany which currently produces and markets kraft pulp. The paper segment consists of two mills located in Germany and one located in Switzerland.

    Both segments operate in industries which are cyclical in nature and their markets are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.

                           MERCER INTERNATIONAL INC.

NOTE 14.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    Summarized financial information concerning the segments is shown in the following table:

                                                              PULP        PAPER      TOTAL
                                                              ----       --------   --------
2001
Sales to external customers.................................  $130,903   $52,593    $183,496
Intersegment net sales......................................     5,187        --       5,187
Segment income (loss).......................................     4,069    (2,891)      1,178
Segment assets..............................................   333,381    47,384     380,765
Capital expenditures........................................     6,638     2,400       9,038

RECONCILIATIONS
Loss:
  Total income for reportable segments......................                        $  1,178
  Elimination of intersegment profits.......................                           2,274
  Unallocated amounts, other corporate expenses.............                          (5,905)
                                                                                    --------
    Consolidated loss before income taxes...................                        $ (2,453)
                                                                                    ========
Assets:
  Total assets for reportable segments......................                        $380,765
  Intersegment receivable...................................                          (6,560)
  Other unallocated amounts.................................                           8,438
                                                                                    --------
    Consolidated total assets...............................                        $382,643
                                                                                    ========

                                                                PULP      PAPER      TOTAL
                                                              --------   --------   --------
2000
Sales to external customers.................................  $147,048   $78,578    $225,626
Intersegment net sales......................................     1,269        --       1,269
Segment income (loss).......................................    31,929      (278)     31,651
Segment assets..............................................   378,362    43,290     421,652
Capital expenditures........................................    21,881     3,003      24,884

RECONCILIATIONS
Income:
  Total income for reportable segments......................                        $ 31,651
  Elimination of intersegment profits.......................                           1,377
  Unallocated amounts, other corporate expenses.............                          (3,446)
                                                                                    --------
    Consolidated income before income taxes.................                        $ 29,582
                                                                                    ========
Assets:
  Total assets for reportable segments......................                        $421,652
  Intersegment receivable...................................                         (22,661)
  Other unallocated amounts.................................                           4,668
                                                                                    --------
    Consolidated total assets...............................                        $403,659
                                                                                    ========

                           MERCER INTERNATIONAL INC.

NOTE 14.  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                PULP      PAPER      TOTAL
                                                              --------   --------   --------
1999
Sales to external customers.................................  $ 40,080   $85,490    $125,570
Intersegment net sales......................................        86        --          86
Segment loss................................................    (4,200)  (25,885)    (30,085)
Segment assets..............................................   411,541    40,592     452,133
Capital expenditures........................................   282,920     6,190     289,110

RECONCILIATIONS
Loss:
  Total loss for reportable segments........................                        $(30,085)
  Elimination of intersegment profits.......................                           2,704
  Unallocated amounts, other corporate expenses.............                          (9,636)
                                                                                    --------
    Consolidated loss before income taxes...................                        $(37,017)
                                                                                    ========
Assets:
  Total assets for reportable segments......................                        $452,133
  Intersegment receivable...................................                            (357)
  Other unallocated amounts                                                            4,069
                                                                                    --------
    Consolidated total assets                                                       $455,845
                                                                                    ========

    The following table presents net sales to external customers by geographic area based on location of the customer.

                                                                2001       2000       1999
                                                              --------   --------   --------
Germany.....................................................  $ 84,574   $ 95,376   $ 72,129
Other European Union........................................    64,406     76,827     47,498
Eastern European and other..................................    34,516     53,423      5,943
                                                              --------   --------   --------
                                                              $183,496   $225,626   $125,570
                                                              ========   ========   ========

    The following table presents total assets by geographic area based on location of the asset.

                                                                2001       2000       1999
                                                              --------   --------   --------
Germany.....................................................  $352,538   $398,991   $451,776
Other.......................................................    30,105      4,668      4,069
                                                              --------   --------   --------
                                                              $382,643   $403,659   $455,845
                                                              ========   ========   ========

    The pulp mill has fiber supply contracts with two companies which expire in 2002 and 2003 at prices agreed to periodically. The Company also has labor agreements which expire in 2002. In 2001, pulp sales to two customers amounted to 22% of total pulp sales, and pulp sales to one customer amounted to 27% in 2000.

                           MERCER INTERNATIONAL INC.

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of other financial instruments at December 31 is summarized as follows:

                                                              2001                    2000
                                                      ---------------------   ---------------------
                                                      CARRYING                CARRYING
                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                      --------   ----------   --------   ----------
Cash and cash equivalents...........................  $ 10,458    $ 10,458    $ 18,496    $ 18,496
Cash restricted.....................................    29,739      29,739      25,150      25,150
Notes receivable....................................     4,877       4,877       4,296       4,296
Notes payable.......................................     6,584       6,584         839         839
Long-term debt......................................   209,522     209,522     235,488     235,488

    The fair value of cash and cash equivalents is based on reported market value. The fair value of cash restricted was equal to its carrying amount because it is in an account which bears a market rate of interest. The value of notes receivable is based on the value of similar long-term receivables. The fair value of notes payable was based on the value of similar debt incurred in the pulp industry. The fair value of long-term debt was determined using discounted cash flows at prevailing market rates. The other long-term liabilities which have a carrying value of $3,065 and $3,721 at December 31, 2001 and 2000, respectively, are primarily an accrued environmental liability at the pulp mill. This liability may be partially reimbursable. Further, the Company cannot estimate at this time when these amounts will be paid. Therefore, the fair value of other long-term liabilities cannot be determined.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

    At December 31, 2001 and 2000, the Company recorded a liability for environmental conservation expenditures of $1,822 and $1,921, respectively. Management believes the liability amount recorded is sufficient, however, future regulations in Germany may result in additional liability.

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

                           MERCER INTERNATIONAL INC.

                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                            QUARTERLY FINANCIAL DATA
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   --------   -------------   ------------
2001
Net Sales.........................................   $55,996    $52,310       $47,276         $41,407
Gross profit......................................    14,019      9,046         7,402           1,215
Income (loss) before extraordinary items and
  cumulative effect of a change in accounting.....     4,575        (71)          169          (7,200)
Income (loss) before extraordinary items and
  cumulative effect of a change in accounting, per
  share*..........................................      0.27      (0.00)         0.01           (0.43)
Net income (loss).................................     4,575        (71)          169          (7,200)

2000
Net Sales.........................................   $55,760    $63,715       $61,694         $55,033
Gross profit......................................     6,868     15,531        15,899          19,561
Income before extraordinary items and cumulative
  effect of a change in accounting................     1,071      8,976         9,094          10,333
Income before extraordinary items and cumulative
  effect of a change in accounting, per share*....      0.06       0.52          0.52            0.61
Net income........................................     1,071      8,976         9,094          10,333

------------------------

*   on a diluted basis

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MERCER INTERNATIONAL INC.

                                                       By:              /s/ JIMMY S.H. LEE
                                                            -----------------------------------------
                                                                          Jimmy S.H. Lee
Dated: March 29, 2002                                                        CHAIRMAN

    Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 /s/ JIMMY S.H. LEE
     -------------------------------------------
                   Jimmy S.H. Lee                                   Date: March 29, 2002
    Chairman, Chief Executive Officer and Trustee

                 /s/ MICHEL ARNULPHY
     -------------------------------------------
                   Michel Arnulphy                                  Date: March 29, 2002
                       Trustee

                    /s/ C.S. MOON
     -------------------------------------------
                      C.S. Moon                                     Date: March 29, 2002
                       Trustee

                 /s/ MAARTEN REIDEL
     -------------------------------------------
                   Maarten Reidel                                   Date: March 29, 2002
                       Trustee

                   /s/ R. IAN RIGG
     -------------------------------------------
                     R. Ian Rigg                                    Date: March 29, 2002
         Chief Financial Officer and Trustee

              /s/ ANDREW F.B. MILLIGAN
     -------------------------------------------
                Andrew F.B. Milligan                                Date: March 29, 2002
                       Trustee

                                 EXHIBIT INDEX

EXHIBIT NO.                                         DESCRIPTION OF EXHIBIT
-----------                      ------------------------------------------------------------
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

         10.2                    Acquisition Agreement among Treuhandanstalt, Zellstoff-und
                                   Papierfabrik Rosenthal GmbH, Raboisen
                                   Einhundertsechsundfunfzigste Vermogensverwaltungs-
                                   gesellschaft GmbH, to be renamed ZPR Zellstoff-und
                                   Papierfabrik Rosenthal Holding GmbH, Mercer
                                   International Inc. and 448380 B.C. Ltd. dated July 3,
                                   1994. Incorporated by reference from Form 8-K dated
                                   July 3, 1994.

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

         10.7*                   Amended and Restated Employment Agreement between Mercer
                                   International Inc. and Jimmy S.H. Lee dated November 20,
                                   2000.

         10.8*                   Trustee's Indemnity Agreement between Mercer
                                   International Inc. and Jimmy S.H. Lee dated November 20,
                                   2000.

         10.9                    English Translation of Amendment Agreement No. 4 dated
                                   December 13, 2000 between Zellstoff-und PapierfabriK
                                   Rosenthal GmbH & Co. KG and Bayeriche Hypo-und Vereinsbank
                                   Aktiengesellschaft to the Loan Agreement dated July 6,
                                   1998. Incorporated by reference from Form 8-K dated
                                   January 23, 2001.

        10.10                    Purchase Agreement between Sihl and Mercer
                                   International Inc. dated December 14, 2001 relating to the acquisition of Landqart AG.

           21                    List of Subsidiaries of Registrant.

           23                    Independent Auditors Consent.

------------------------

*   Filed in Form 10-K for prior years.