Form 10-Q
period 2002-03-31
MERCER INTERNATIONAL INC
filed 2002-05-15
CIK 75659

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


                  SCHUTZENGASSE 32, ZURICH, SWITZERLAND, 8001
                              (Address of Office)

                                41 (43) 344 7070
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

The Registrant had 16,794,899 shares of beneficial interest outstanding as at May 15, 2002.


================================================================================

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.  FINANCIAL  STATEMENTS



                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                  (UNAUDITED)

                            MERCER INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 2002 AND DECEMBER 31, 2001
                                  (UNAUDITED)
                              (EUROS IN THOUSANDS)



                                                  MARCH 31,   DECEMBER 31,
                                                     2002         2001
                                                  ---------   ------------
                               ASSETS

Current Assets
  Cash and cash equivalents                      E   5,644    E    11,741
  Investments                                        3,811          4,549
  Receivables                                       50,347         47,892
  Inventories                                       24,074         25,062
  Prepaid and other                                  3,264          3,968
                                                 ---------    -----------
    Total current assets                            87,140         93,212

Long-Term Assets
  Cash restricted                                   34,156         33,388
  Properties                                       270,949        278,617
  Investments                                        9,612          8,598
  Notes receivable                                   5,572          5,475
  Deferred income tax                               10,327         10,303
                                                 ---------    -----------
                                                   330,616        336,381
                                                 ---------    -----------
                                                 E 417,756    E   429,593
                                                 =========    ===========

                              LIABILITIES

Current Liabilities
  Accounts payable and accrued expenses          E  51,496    E    51,916
  Notes payable                                      7,568          7,392
  Debt                                              17,264         18,360
                                                 ---------    -----------
    Total current liabilities                       76,328         77,668

Long-Term Liabilities
  Debt                                             209,777        216,871
  Other                                              3,241          3,441
                                                 ---------    -----------
                                                   213,018        220,312
                                                 ---------    -----------
    Total liabilities                              289,346        297,980

                           SHAREHOLDERS' EQUITY

Shares of beneficial interest                       76,722         76,722
Retained earnings                                   53,722         59,111
Accumulated other comprehensive loss                (2,034)        (4,220)
                                                 ---------    -----------
                                                   128,410        131,613
                                                 ---------    -----------
                                                 E 417,756    E   429,593
                                                 =========    ===========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF LOSS AND RETAINED EARNINGS
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
               (EUROS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)



                                                    2002         2001
                                                 ---------     ---------
Revenues
  Sales                                          E  59,207     E  56,796
  Transportation                                     1,416         1,295
  Other                                              3,664         2,642
                                                 ---------     ---------
                                                    64,287        60,733
Expenses
  Cost of pulp and paper                            53,919        44,424
  Transportation                                     1,042         1,104
  General and administrative                         6,630         3,861
  Interest expense                                   4,018         3,844
  Loss on foreign currency derivative contracts      4,067         2,538
                                                 ---------     ---------
                                                    69,676        55,771
                                                 ---------     ---------

Net (loss) income                                   (5,389)        4,962

Retained earnings, beginning of period              59,111        61,934
                                                 ---------     ---------

Retained earnings, end of period                 E  53,722     E  66,896
                                                 =========     =========

Earnings per share
  Basic                                          E   (0.32)    E    0.29
                                                 =========     =========
  Diluted                                        E   (0.32)    E    0.29
                                                 =========     =========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)


                                                     2002           2001
                                                  ---------      ---------

Net (loss) income                                 E  (5,389)     E   4,962

Other comprehensive income:
  Foreign currency translation adjustments            1,327            841
  Unrealized gain on securities                         859            679
                                                  ---------      ---------

  Other comprehensive income                          2,186          1,520
                                                  ---------      ---------

Total comprehensive (loss) income                 E  (3,203)     E   6,482
                                                  =========      =========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)



                                                        2002           2001
                                                     ----------      ---------
Cash Flows from Operating Activities:
  Net (loss) income                                  E   (5,389)     E   4,962
  Adjustments to reconcile net (loss)
   income from operations to cash
    Depreciation and amortization                         6,769          5,798

  Changes in current assets and liabilities
    Investments                                           1,785           (836)
    Inventories                                           1,041         (1,664)
    Receivables                                          (1,374)         7,099
    Accounts payable and accrued expenses                (1,045)         1,321
    Other                                                   470            203
                                                     ---------       ---------
      Net cash provided by operating activities           2,257         16,883

Cash Flows from Investing Activities:
  Sales (Purchases) of fixed assets,
    net of investment grants                                773         (1,526)
                                                     ----------      ---------
      Net cash provided by (used in)
        investing activities                                773         (1,526)

Cash Flows from Financing Activities:
  Cash restricted                                          (768)         2,143
  Increase in indebtedness                                1,021              -
  Decrease in indebtedness                               (9,371)       (23,071)
                                                     ----------      ---------
      Net cash used in financing activities              (9,118)       (20,928)

Effect of exchange rate changes on cash and
  cash equivalents                                           (9)             4
                                                     ----------      ---------

Net decrease in cash and cash equivalents                (6,097)        (5,567)

Cash and cash equivalents,
  beginning of period                                    11,741         19,691
                                                     ----------      ---------
Cash and cash equivalents,
  end of period                                      E    5,644      E  14,124
                                                     ==========      =========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

Note  1.  Basis  of  Presentation
--------  -----------------------

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2001. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note  2.  Reporting  Currency
--------  -------------------

Effective January 1, 2002, the Company changed its reporting currency from the U.S. dollar to the Euro. The reason for this change is because a significant majority of the Company's business transactions are originally denominated in Euros. The Company's functional currency and reporting currency are now the same. Prior years' financial statements had been reported in U.S. dollars, but have been restated into Euros using the guidance of Statement of Financial
Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Therefore, the financial statements for prior years depict the same trends that the previous financial statements presented in U.S. dollars show.

The Euro was initially implemented by the European Community on January 1, 1999. By adopting the Euro as the Company's reporting currency, most of the cumulative foreign currency translation losses were eliminated from the Company's balance sheets and most of the foreign currency translation losses were eliminated from the statements of comprehensive income. Prior to the restatement, at December 31, 2001, there was a cumulative foreign currency translation loss of $64,016 (in thousands of U.S. dollars) included as part of shareholders' equity in the balance sheet. In conjunction with the restatement, the majority of this amount was eliminated. During the three months ended March 31, 2001, there was a foreign currency translation loss of $7,968 (in thousands of U.S. dollars) included as part of comprehensive income (loss). In conjunction with the restatement, the majority of this amount was eliminated.

For periods prior to 1999, when the Company's functional currency was the German deutschmark, the financial statements were restated using a fixed rate of 0.5113 Euros to each deutschmark. As a result of using the fixed exchange rate, the Company's consolidated financial statements for those periods may not be comparable to the financial statements of companies from other countries reporting in the Euro.

Note  3.  Earnings  Per  Share
--------  --------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,874,899 for the three months ended March 31, 2002 and 2001, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 16,874,899 and 17,218,749 for the three months ended March 31, 2002 and 2001, respectively.

Note  4.  Business  Segment  Information
--------  ------------------------------

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

Summarized financial information concerning the segments is shown in the following table:



                                                 PULP         PAPER      TOTAL
                                              ---------     ---------   --------
                                                 (Euros in thousands)
Three Months Ended March 31, 2002
---------------------------------
Sales to external customers                   E  33,633    E  25,574   E  59,207
Intersegment net sales                            1,401            -       1,401
Segment profit (loss)                            (5,867)       2,780      (3,087)

Reconciliation of loss:
  Total loss for reportable segments                                   E  (3,087)
  Elimination of intersegment profits                                        377
  Unallocated amounts, other corporate expenses                           (2,679)
                                                                       ---------

      Consolidated loss before income taxes                            E  (5,389)
                                                                       =========

Three Months Ended March 31, 2001
---------------------------------
Sales to external customers                   E  39,686    E  17,110   E  56,796
Intersegment net sales                            1,846            -       1,846
Segment profit                                    5,979           75       6,054

Reconciliation of profit:
  Total profit for reportable segments                                 E   6,054
  Elimination of intersegment profits                                        292
  Unallocated amounts, other corporate expenses                           (1,384)
                                                                       ---------

      Consolidated income before income taxes                          E   4,962
                                                                       =========


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany and Switzerland. The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2002 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the Company's most recent annual report on Form 10-K for the fiscal year ended December 31, 2001 filed with the U.S. Securities and Exchange Commission. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

Effective January 1, 2002, the Company changed its reporting currency from the U.S. dollar to the Euro, as a significant majority of the Company's business transactions are originally denominated in Euros. As a result, the Company's financial statements for prior periods included herein have been restated to Euros, but depict the same trends as previously shown. The Company translates foreign assets and liabilities at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. The period end and period average exchange rates for the U.S. dollar to the Euro for the three month period ended March 31, 2002 were 1.1480 and 1.1403, respectively. See Note 2 to the interim period consolidated financial statements included in this quarterly report.

RESULTS  OF  OPERATIONS  -  Three  Months  Ended  March  31,  2002
-----------------------     --------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:



                                               THREE  MONTHS  ENDED  MARCH  31,
                                              ----------------------------------
                                                2002                      2001
                                              --------                  --------
                                                          (unaudited)
                                                    (Euros  in  thousands)
SALES  BY  PRODUCT  CLASS
Specialty  papers(1)                          E  20,437                 E  10,626
Printing  papers                                  5,137                     6,484
Pulp                                             33,633                    39,686
                                              ---------                 ---------
Total(2)                                      E  59,207                 E  56,796
                                              =========                 =========

SALES  BY  GEOGRAPHIC  AREA
Germany                                       E  24,369                 E  28,555
European  Union(3)                               17,768                    18,372
Eastern  Europe  and  other                      17,070                     9,869
                                              ---------                 ---------
Total(2)                                      E  59,207                 E  56,796
                                              =========                 =========

SALES  BY  VOLUME                                           (tonnes)
Specialty  papers(1)                             16,438                    11,044
Printing  papers                                  6,114                     7,049
Pulp                                             73,498                    61,742
                                              ---------                 ---------
Total(2)                                         96,050                    79,835
                                              =========                 =========


-------------
(1) The Company acquired its specialty paper mill in Landqart, Switzerland in December 2001. These amounts include the results from the Landqart mill as of January 1, 2002.
(2)  Excluding  intercompany  sales.
(3)  Not  including  Germany.

In the three months ended March 31, 2002, revenues increased by approximately 5.9% to Euro 64.3 million from Euro 60.7 million in the three months ended March 31, 2001, primarily as a result of increased sales of specialty papers resulting from the acquisition of the paper mill in Landqart, Switzerland in December 2001. In the three months ended March 31, 2002, pulp and paper revenues increased by approximately 4.2% from the comparable period of 2001, on a 15.3% decrease in pulp sales and a 49.5% increase in paper sales.

Pulp sales in the three months ended March 31, 2002 decreased to Euro 33.6 million from Euro 39.7 million in the comparable period of 2001, as global economic weakness and high producer inventory levels lead to a marked decline in prices. List prices for kraft pulp in Europe decreased from approximately Euro 755 (U.S. $710) per tonne at the end of 2000 to approximately Euro 528 (U.S. $470) per tonne at the end of 2001 and approximately Euro 505 (U.S. $440) per tonne at the end of the first quarter of 2002.

Paper sales in the three months ended March 31, 2002 increased to Euro 25.6 million from Euro 17.1 million in the comparable period of 2001. Sales of specialty papers in the three months ended March 31, 2002 increased to Euro 20.4 million from Euro 10.6 million in the three months ended March 31, 2001, as a result of the acquisition of the Landqart mill. On average, prices realized by the Company in the three months ended March 31, 2002 for specialty papers increased by approximately 29.2% and for printing papers decreased by approximately 8.7%, compared to the same period in 2001.

Expenses increased to Euro 69.7 million in the three months ended March 31, 2002 from Euro 55.8 million in the comparable period of 2001, primarily as a result of the inclusion of the results of the Landqart mill. On average, the Company's unit fibre costs for pulp production in the three months ended March 31, 2002 decreased by approximately 8.0%, compared to the same period in 2001. As a result of the acquisition of the Landqart mill, waste paper no longer represents a significant portion of the fibre used at the Company's paper mills.

General and administrative expenses increased to Euro 6.6 million in the three months ended March 31, 2002 from Euro 3.9 million in the three months ended March 31, 2001, primarily due to increased administrative expenses as a result of the acquisition of the Landqart mill and an increase in professional fees, costs and expenses. Interest expense in the three months ended March 31, 2002 increased to Euro 4.0 million from Euro 3.8 million in the comparable period of 2001, primarily as a result of the acquisition of the Landqart mill. The Company recorded a loss of Euro 4.1 million on its foreign currency derivative contracts in the three months ended March 31, 2002. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

For the three months ended March 31, 2002, the Company reported a net loss of Euro 5.4 million, or Euro 0.32 per share on a basic and diluted basis, compared to net income of Euro 5.0 million, or Euro 0.29 per share on a basic and diluted basis, in the comparable period of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:




                                              AS AT                AS AT
                                         MARCH 31, 2002      DECEMBER 31, 2001
                                         --------------      -----------------
                                                    (unaudited)
                                                (Euros in thousands)
FINANCIAL POSITION
Working capital                          E       10,812          E   15,544
Property, plant and equipment (net)             270,949             278,617
Total assets                                    417,756             429,593
Long-term debt                                  209,777             216,871
Shareholders' equity                            128,410             131,613


At March 31, 2002, the Company's cash and cash equivalents totalled Euro 5.6 million, a net decrease of Euro 6.1 million from Euro 11.7 million at December 31, 2001. At March 31, 2002, the Company had short-term trading securities totalling Euro 3.8 million, compared to Euro 4.5 million at December 31, 2001.

Operating  Activities
---------------------

Operating activities provided cash of Euro 2.3 million in the three months ended March 31, 2002, compared to Euro 16.9 million in the same period in 2001. An increase in receivables used cash of Euro 1.4 million in the current period, compared to a decrease in receivables providing cash of Euro 7.1 million in the comparative period of 2001. A decrease in accounts payable and accrued expenses used cash of Euro 1.0 million in the three months ended March 31, 2002, compared to an increase in accounts payable and accrued expenses providing cash of Euro
1.3 million in the three months ended March 31, 2001. Lower inventories provided cash of Euro 1.0 million in the three months ended March 31, 2002, compared to higher inventories using cash of Euro 1.7 million in the three months ended March 31, 2001. Net sales of investment securities provided cash of Euro 1.8 million in the three months ended March 31, 2002, compared to net purchases of investment securities using cash of Euro 0.8 million in the comparative period of 2001.

Investing  Activities
---------------------

Investing activities in the three months ended March 31, 2002 provided cash of Euro 0.8 million, which consisted primarily of net sales of properties, compared to using cash of Euro 1.5 million in the three months ended March 31, 2001.

The Company completed a major capital project to convert its Rosenthal pulp mill from the production of sulphite pulp to kraft pulp, increase capacity and improve operations (the "Conversion Project") in late 1999. The Conversion
Project was financed through a combination of borrowings under a project loan, non-refundable governmental grants, governmental assistance and guarantees for long-term project financing and an equity investment by the Company.

Financing  Activities
---------------------

Financing activities used cash of Euro 9.1 million in the three months ended March 31, 2002, primarily as a result of the reduction of indebtedness during the period, including the repayment of Euro 6.2 million of indebtedness incurred in connection with the Conversion Project. Financing activities used cash of Euro 20.9 million in the three months ended March 31, 2001, primarily as a result of the reduction of indebtedness during the period.

Effective January 2000, the Company agreed, subject to certain conditions, to acquire an interest in a "greenfield" project to construct and operate a 550,000 tonne softwood kraft pulp mill to be located at Stendal, Germany (the "Stendal Project"). In 2001, a shareholder removed itself from the Stendal Project pursuant to a corporate reorganization and its pro rata share of the project was redistributed among the remaining shareholders for a nominal amount. Given the increase in the Company's participation in the Stendal Project, pursuant to the terms of the subscription agreement, the Company's participation in the Stendal Project will increase to approximately 57%. The increase in ownership is subject to certain conditions, including the entering into of a formal shareholders' agreement and the completion of financing in connection with the project. The Stendal Project has received the necessary permits for the construction of the Stendal Mill as well as commitments for German federal and state grants and subsidies, as well as a financing commitment letter from a German bank. The Company is in the process of trying to complete definitive agreements relating to the commitment letter. In addition, financing for the project is expected to come from third party contributions. The Company is currently in the process of determining the proportionate financing contributions in connection with the Stendal Project. The Stendal Project is currently estimated to cost approximately Euro 884.2 million and to be completed in 2004. See "Stendal Pulp Mill Project Uncertainties".

Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at March 31, 2002, although it is considering a number of initiatives relating to potential acquisitions and joint ventures both in Europe and North America. The Company anticipates that there will be acquisitions of businesses or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, issuances of securities and/or borrowing against and/or the sale of assets.

Foreign  Currency
-----------------

Effective January 1, 2002, the Company changed its reporting currency from the U.S. dollar to the Euro as a significant majority of the Company's business transactions are originally denominated in Euros. By adopting the Euro, most cumulative foreign currency translation losses of the Company were eliminated. However, the Company holds certain assets and liabilities in U.S. dollars, Swiss francs and, to a lesser extent, in Canadian dollars. Accordingly, the Company's consolidated financial results are subject to foreign currency exchange rate fluctuations.

The Company translates U.S. dollar, Swiss franc and Canadian dollar denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded as shareholders' equity on the Company's balance sheet and do not affect the net earnings of the Company.

The Company's cumulative foreign exchange translation gain decreased marginally from Euro 1.3 million at December 31, 2001 to Euro 1.2 million at March 31, 2002.

The average and period end exchange rates for the U.S. dollar to the Euro for the periods indicated are as follows:



                          QUARTER  ENDED                 QUARTER  ENDED
                         MARCH  31,  2002               MARCH  31,  2001
                  -----------------------------    -----------------------------
                  PERIOD END     PERIOD AVERAGE    PERIOD END     PERIOD AVERAGE
                  ----------     --------------    ----------     --------------
Rate  of
  Exchange
Euro                  1.1480         1.1403            1.1375         1.0846



Based upon the period average exchange rate in the three months ended March 31, 2002, the U.S. dollar increased by approximately 1.6% in value against the Euro since December 31, 2001.

Cyclical  Nature  of  Business;  Competitive  Position
------------------------------------------------------

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

Stendal  Pulp  Mill  Project  Uncertainties
-------------------------------------------

The Company's participation in the Stendal Project is subject to certain conditions, including the completion of financing. In addition, the Stendal Project itself is subject to various risks and uncertainties customary to large "greenfield" projects of this nature which may result in the Stendal Project not proceeding as currently planned, or at all, including the availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees. The Stendal Project is also subject to extensive and complex regulations and environmental compliance which may result in delays, in the project company and/or its shareholders, including the Company, incurring substantial costs in relation thereto or in the Stendal Project being amended or not proceeding at all.

The implementation of the Stendal Project is currently expected to commence in 2002 and be completed in 2004. However, there can be no assurance that the Stendal Project will proceed as currently planned, or at all.

Forward-Looking  Statements
---------------------------

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
          MARKET  RISK

The Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Company manages these risks through internal risk management policies. As a result of the change in the Company's reporting currency from the U.S. dollar to the Euro, the Company is no longer sensitive to foreign currency exchange rate fluctuations in connection with cash restricted. The Company also uses derivative instruments in regard to its exposure to interest rate, currency and pulp price risks. The derivative instruments are not designated as hedging instruments and the purpose of the derivative activity is speculative in nature, as management uses such tools either to augment the Company's potential gains or to reduce the Company's potential losses, depending on management's perception of future economic events and developments. If any of the variety of instruments and strategies the Company utilizes are not effective, the Company may incur losses. Many of the Company's strategies are based on historical trading patterns and correlations. However, these strategies may not be fully effective in all market environments or against all types of risks. Unexpected market developments may affect the Company's risk management strategies during this time, and unanticipated developments could impact the Company's risk management strategies in the future.

In December 2000, the Company entered into U.S. dollar/Euro foreign currency forward rate swaps to manage its risk exposure with respect to in aggregate approximately Euro 223.3 million of the principal amount of its long-term indebtedness. The current nominal amount outstanding at March 31, 2002 was Euro
211.1 million and a fair value loss of Euro 4.1 million on these contracts was recognized in the three months ended March 31, 2002. A currency gain of Euro
0.2 million was recognized when loan repayments were made under the currency swap contracts during the current period. The Company expects that the fair value of the currency swap contracts will continue to fluctuate until their maturity.

During the second quarter of 2001, the Company entered into two U.S. dollar/Euro forward contracts in the aggregate amount of approximately Euro 22.4 million, maturing in the second quarter of 2002. A fair value loss of Euro 0.2 million on these contracts was recognized in the three months ended March 31, 2002.

As at March 31, 2002, no derivative contract had been executed with respect to pulp prices.

Any change in the fair value of derivative instruments is included in the determination of earnings.

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2001 for additional information concerning market risk.

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


                                              MERCER  INTERNATIONAL  INC.


                                              By: /s/ R. Ian Rigg
                                                 -----------------------------
                                                 R. Ian Rigg
                                                 Vice President and Chief
                                                 Financial Officer


Date:  May  15,  2002