Form 10-Q
period 2002-06-30
MERCER INTERNATIONAL INC
filed 2002-08-14
CIK 75659

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The Registrant had 16,794,899 shares of beneficial interest outstanding as at August 13, 2002.


================================================================================

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS




                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                  (UNAUDITED)

                            MERCER INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                    AS AT JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)


                                            JUNE 30,          DECEMBER 31,
                                              2002                2001
                                         ------------       ----------------
                                     ASSETS


Current Assets
  Cash and cash equivalents               E     22,873      E         11,741
  Investments                                    1,788                 4,549
  Receivables                                   51,622                47,892
  Inventories                                   25,727                25,062
  Prepaid and other                              3,706                 3,968
                                          ------------      ----------------
    Total current assets                       105,716                93,212

Long-Term Assets
  Cash restricted                               25,857                33,388
  Properties                                   268,359               278,617
  Investments                                    7,253                 8,598
  Notes receivable                               5,298                 5,475
  Deferred income tax                           10,197                10,303
                                          ------------      ----------------
                                               316,964               336,381
                                          ------------      ----------------
                                          E    422,680      E        429,593
                                          ============      ================

                                  LIABILITIES

Current Liabilities
  Accounts payable and accrued expenses   E     36,365      E         51,916
  Notes payable                                  8,502                 7,392
  Debt                                          19,193                18,360
                                          ------------      ----------------
    Total current liabilities                   64,060                77,668

Long-Term Liabilities
  Debt                                         208,584               216,871
  Other                                          3,043                 3,441
                                          ------------      ----------------
                                               211,627               220,312
                                          ------------      ----------------
    Total liabilities                          275,687               297,980

                              SHAREHOLDERS' EQUITY

Shares of beneficial interest                   76,722                76,722
Retained earnings                               72,267                59,111
Accumulated other comprehensive loss            (1,996)               (4,220)
                                          ------------      ----------------
                                               146,993               131,613
                                          ------------      ----------------
                                          E    422,680      E        429,593
                                          ============      ================



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)
              (EUROS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)


                                               2002          2001
                                            ----------    ----------
Revenues
  Sales                                     E  119,535    E  112,404
  Transportation                                 2,753         2,772
  Other                                          5,574         5,575
                                            ----------    ----------
                                               127,862       120,751
Expenses
  Cost of pulp and paper                       104,603        93,004
  Transportation                                 2,478         2,031
  General and administrative                    14,396         9,452
  Interest expense                               8,099         8,366
  (Gain) loss on foreign currency
    derivative contracts                       (14,881)        2,846
                                            ----------    ----------
                                               114,695       115,699
                                            ----------    ----------

Income before income taxes                      13,167         5,052
Income taxes                                        11            29
                                            ----------    ----------
Net income                                      13,156         5,023

Retained earnings, beginning of period          59,111        61,934
                                            ----------    ----------

Retained earnings, end of period            E   72,267    E   66,957
                                            ==========    ==========

Earnings per share
  Basic                                     E     0.78    E     0.30
                                            ==========    ==========
  Diluted                                   E     0.77    E     0.29
                                            ==========    ==========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  FOR THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
               (EUROS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)


                                               2002          2001
                                            ----------    ----------
Revenues
  Sales                                     E   60,328    E   55,608
  Transportation                                 1,337         1,477
  Other                                          1,910         2,933
                                            ----------    ----------
                                                63,575        60,018
Expenses
  Cost of pulp and paper                        50,684        48,580
  Transportation                                 1,436           927
  General and administrative                     7,766         5,591
  Interest expense                               4,081         4,522
  (Gain) loss on foreign currency
    derivative contracts                       (18,948)          308
                                            ----------    ----------
                                                45,019        59,928
                                            ----------    ----------

Income before income taxes                      18,556            90
Income taxes                                        11            29
                                            ----------    ----------
Net income                                      18,545            61

Retained earnings, beginning of period          53,722        66,896
                                            ----------    ----------

Retained earnings, end of period            E   72,267    E   66,957
                                            ==========    ==========

Earnings per share
  Basic                                     E     1.10    E     0.00
                                            ==========    ==========
  Diluted                                   E     1.08    E     0.00
                                            ==========    ==========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)


                                               2002          2001
                                            ----------    ----------

Net income                                  E   13,156    E    5,023

Other comprehensive income:
  Foreign currency translation adjustments       3,513           233
  Unrealized (loss) gain on securities          (1,289)          988
                                            ----------    ----------

  Other comprehensive income                     2,224         1,221
                                            ----------    ----------

Total comprehensive income                  E   15,380    E    6,244
                                            ==========    ==========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)



                                               2002          2001
                                            ----------    ----------

Net income                                  E   18,545    E       61

Other comprehensive income:
  Foreign currency translation adjustments       2,186          (608)
  Unrealized (loss) gain on securities          (2,148)          309
                                            ----------    ----------

  Other comprehensive income (loss)                 38          (299)
                                            ----------    ----------

Total comprehensive income (loss)           E   18,583    E     (238)
                                            ==========    ==========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)


                                                    2002          2001
                                                 ----------    ----------
Cash Flows from Operating Activities:
  Net income                                     E   13,156    E    5,023
  Adjustments to reconcile net income
    from operations to cash
      Depreciation and amortization                  13,489        11,593

  Changes in current assets and liabilities
      Investments                                     3,965          (910)
      Inventories                                      (629)        1,941
      Receivables                                    (2,639)        5,242
      Accounts payable and accrued expenses         (16,797)       (2,692)
      Other                                             374           (10)
                                                 ----------    ----------
         Net cash provided by operating
           activities                                10,919        20,187

Cash Flows from Investing Activities:
  Purchases of fixed assets,
    net of investment grants                         (1,710)       (4,923)
  Decrease in note receivable                             -         4,790
  Other                                                 (11)           65
                                                 ----------    ----------
         Net cash used in investing
           activities                                (1,721)          (68)

Cash Flows from Financing Activities:
  Cash restricted                                     7,532         1,530
  Increase in indebtedness                            4,170             -
  Decrease in indebtedness                           (9,727)      (23,685)
                                                 ----------    ----------
         Net cash provided by (used in)
           financing activities                       1,975       (22,155)

Effect of exchange rate changes on cash and
  cash equivalents                                      (41)       (1,063)
                                                 ----------    ----------

Net increase (decrease) in cash
  and cash equivalents                               11,132        (3,099)

Cash and cash equivalents,
  beginning of period                                11,741        19,691
                                                 ----------    ----------
Cash and cash equivalents, end of period         E   22,873    E   16,592
                                                 ==========    ==========



The accompanying notes are an integral part of these financial statements.

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

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

The Euro was initially implemented by the European Community on January 1, 1999. By adopting the Euro as the Company's reporting currency, most of the cumulative foreign currency translation losses were eliminated from the Company's balance sheets and most of the foreign currency translation losses were eliminated from the Company's statements of comprehensive income. Prior to the restatement, at December 31, 2001, there was a cumulative foreign currency translation loss of $64,016 (in thousands of U.S. dollars) included as part of shareholders' equity in the balance sheet. In conjunction with the restatement, the majority of this amount was eliminated. During the six months ended June 30, 2001, there was a foreign currency translation loss of $13,004 (in thousands of U.S. dollars) included as part of comprehensive income (loss). In conjunction with the restatement, the majority of this amount was eliminated.

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

NOTE  3.     EARNINGS  PER  SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,874,899 for the six months and three months ended June 30, 2002 and 2001, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 17,054,998 and 17,154,277 for the six months ended June 30, 2002 and 2001, respectively, and 17,093,390 and 17,089,806 for the three months ended June 30, 2002 and 2001, respectively.

NOTE  4.     BUSINESS  SEGMENT  INFORMATION

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

Summarized financial information concerning the segments is shown in the following table:


                                                 Pulp        Paper        Total
                                               ---------   ---------    ---------
                                                      (Euros in thousands)
Six Months Ended June 30, 2002
------------------------------
Sales to external customers                    E  68,084   E  51,451    E 119,535
Intersegment net sales                             2,925           -        2,925
Segment profit                                    13,039       3,376       16,415

Reconciliation of profit:
  Total profit for reportable segments                                  E  16,415
  Elimination of intersegment profits                                         833
  Unallocated amounts, other corporate expenses                            (4,081)
                                                                        ---------

    Consolidated income before income taxes                             E  13,167
                                                                        =========

Six Months Ended June 30, 2001
------------------------------
Sales to external customers                    E  80,449   E  31,955    E 112,404
Intersegment net sales                             3,608           -        3,608
Segment profit                                     7,251         876        8,127

Reconciliation of profit:
  Total profit for reportable segments                                  E   8,127
  Elimination of intersegment profits                                         671
  Unallocated amounts, other corporate expenses                            (3,746)
                                                                        ---------

    Consolidated income before income taxes                             E   5,052
                                                                        =========



                                                 Pulp        Paper        Total
                                               ---------   ---------    ---------
                                                      (Euros in thousands)
Three Months Ended June 30, 2002
--------------------------------
Sales to external customers                    E  34,451   E  25,877    E  60,328
Intersegment net sales                             1,524           -        1,524
Segment profit                                    18,906         596       19,502

Reconciliation of profit:
  Total profit for reportable segments                                  E  19,502
  Elimination of intersegment profits                                         456
  Unallocated amounts, other corporate expenses                            (1,402)
                                                                        ---------

    Consolidated income before income taxes                             E  18,556
                                                                        =========

Three Months Ended June 30, 2001
--------------------------------
Sales to external customers                    E  40,763   E  14,845    E  55,608
Intersegment net sales                             1,762           -        1,762
Segment profit                                     1,272         801        2,073

Reconciliation of profit:
  Total profit for reportable segments                                      2,073
  Elimination of intersegment profits                                         379
  Unallocated amounts, other corporate expenses                            (2,362)
                                                                        ---------

    Consolidated income before income taxes                             E      90
                                                                        =========


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany and Switzerland. The following discussion and analysis of the results of operations and financial condition of the Company for the six months and three months ended June 30, 2002 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the Company's most recent annual report on Form 10-K for the fiscal year ended December 31, 2001 filed with the U.S. Securities and Exchange Commission. In this document: (i) unless the context otherwise requires, the "Company" refers to Mercer International Inc. and its subsidiaries; and (ii) a "tonne" is one metric ton or 2,204.6 pounds.

Effective January 1, 2002, the Company changed its reporting currency from the U.S. dollar to the Euro, as a significant majority of the Company's business transactions are originally denominated in Euros. As a result, the Company's financial statements for prior periods included in this quarterly report have been restated to Euros, but depict the same trends as previously shown. The Company translates foreign assets and liabilities at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. The period end exchange rate for the U.S. dollar to the Euro as at June 30, 2002 was Euro 1.0144. The period average exchange rates for the U.S. dollar to the Euro for the six month and three month periods ended June 30, 2002 were Euro 1.1143 and Euro 1.0884, respectively. See
Note 2 to the interim period consolidated financial statements included in this quarterly report.

RESULTS OF OPERATIONS - Six Months Ended June 30, 2002
---------------------   ------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:


                                       SIX MONTHS ENDED JUNE 30,
                                 -------------------------------------
                                     2002                     2001
                                 ------------             ------------
                                               (unaudited)
                                          (Euros in thousands)
SALES BY PRODUCT CLASS
Specialty papers(1)              E     40,986             E     19,599
Printing papers                        10,465                   12,356
Pulp                                   68,084                   80,449
                                 ------------             ------------
Total(2)                         E    119,535             E    112,404
                                 ============             ============
SALES BY GEOGRAPHIC AREA
Germany                          E     46,925             E     53,021
European Union(3)                      40,170                   39,690
Eastern Europe and other               32,440                   19,693
                                 ------------             ------------
Total(2)                         E    119,535             E    112,404
                                 ============             ============
SALES BY VOLUME                                 (tonnes)
Specialty papers(1)                    31,870                   20,909
Printing papers                        12,207                   13,848
Pulp                                  149,798                  142,082
                                 ------------             ------------
Total(2)                              193,875                  176,839
                                 ============             ============


-------------------
(1) The Company acquired its specialty paper mill in Landqart, Switzerland in December 2001. These amounts include the results from the Landqart mill as of January 1, 2002.
(2)  Excluding  intercompany  sales.
(3)  Not  including  Germany.

In the six months ended June 30, 2002, revenues increased by approximately 5.9% to Euro 127.9 million from Euro 120.8 million in the six months ended June 30, 2001, primarily as a result of increased sales of specialty papers resulting from the acquisition of the paper mill in Landqart, Switzerland in December 2001. In the six months ended June 30, 2002, pulp and paper revenues increased by approximately 6.3% from the comparable period of 2001, on a 15.4% decrease in pulp sales and a 61.0% increase in paper sales.

Pulp sales in the six months ended June 30, 2002 decreased to Euro 68.1 million from Euro 80.4 million in the comparable period of 2001, as global economic weakness and high producer inventory levels lead to lower prices. List prices for kraft pulp in Europe decreased from approximately Euro 755 (U.S. $710) per tonne at the end of 2000 to approximately Euro 528 (U.S. $470) per tonne at the end of 2001, approximately Euro 505 (U.S. $440) per tonne at the end of the first quarter of 2002 and approximately Euro 477 (U.S. $470) per tonne at the end of the second quarter of 2002.

Paper sales in the six months ended June 30, 2002 increased to Euro 51.5 million from Euro 32.0 million in the comparable period of 2001. Sales of specialty papers in the six months ended June 30, 2002 increased to Euro 41.0 million from Euro 19.6 million in the six months ended June 30, 2001, as a result of the acquisition of the Landqart mill. On average, prices realized by the Company in the six months ended June 30, 2002 for specialty papers increased by approximately 37.2% and for printing papers decreased by approximately 3.9%, compared to the same period in 2001.

Expenses decreased to Euro 114.7 million in the six months ended June 30, 2002 from Euro 115.7 million in the comparable period of 2001. Operating expenses in the current period increased from the comparable period of 2001, primarily as a result of the inclusion of the results of the Landqart mill. On average, the Company's unit fibre costs for pulp production in the six months ended June 30, 2002 decreased by approximately 7.5%, compared to the same period in 2001. As a result of the acquisition of the Landqart mill, waste paper no longer represents a significant portion of the fibre used at the Company's paper mills.

General and administrative expenses increased to Euro 14.4 million in the six months ended June 30, 2002 from Euro 9.5 million in the six months ended June 30, 2001, primarily due to increased administrative expenses as a result of the acquisition of the Landqart mill and an increase in professional fees, costs and expenses. Interest expense in the six months ended June 30, 2002 decreased to Euro 8.1 million from Euro 8.4 million in the comparable period of 2001, primarily as a result of payments made on outstanding indebtedness during the current period.

Total expenses in the current period decreased from the comparable period of 2001, due to a gain recognized on foreign currency derivative contracts during the current period. The Company recorded a gain of Euro 14.9 million on its foreign currency derivative contracts in the six months ended June 30, 2002. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

For the six months ended June 30, 2002, net income increased to Euro 13.2 million, or Euro 0.78 per share on a basic basis or Euro 0.77 per share on a diluted basis, in large part due to the gain recognized on foreign currency derivative contracts in the current period, from Euro 5.0 million, or Euro 0.30 per share on a basic basis or Euro 0.29 per share on a diluted basis, in the comparable period of 2001.

RESULTS OF OPERATIONS - Three Months Ended June 30, 2002
---------------------   --------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:


                                     THREE MONTHS ENDED JUNE 30,
                               ----------------------------------------
                                   2002                       2001
                               ------------               -------------
                                              (unaudited)
                                          (Euros in thousands)
SALES BY PRODUCT CLASS
Specialty papers(1)            E     20,549               E       8,973
Printing papers                       5,328                       5,872
Pulp                                 34,451                      40,763
                               ------------               -------------
Total(2)                       E     60,328               E      55,608
                               ============               =============
SALES BY GEOGRAPHIC AREA
Germany                        E     22,556               E      24,466
European Union(3)                    22,402                      21,318
Eastern Europe and other             15,370                       9,824
                               ------------               -------------
Total(2)                       E     60,328               E      55,608
                               ============               =============
SALES BY VOLUME                                (tonnes)
Specialty papers(1)                  15,432                       9,865
Printing papers                       6,093                       6,799
Pulp                                 76,300                      80,340
                               ------------               -------------
Total(2)                             97,825                      97,004
                               ============               =============


-------------------
(1) The Company acquired its specialty paper mill in Landqart, Switzerland in December 2001. These amounts include the results from the Landqart mill for the second quarter of 2002.
(2)  Excluding  intercompany  sales.
(3)  Not  including  Germany.

In the three months ended June 30, 2002, revenues increased by approximately 5.9% to Euro 63.6 million from Euro 60.0 million in the three months ended June 30, 2001, primarily as a result of increased sales of specialty papers resulting from the acquisition of the paper mill in Landqart, Switzerland in December 2001. In the three months ended June 30, 2002, pulp and paper revenues increased by approximately 8.5% from the comparable period of 2001, on a 15.5% decrease in pulp sales and a 74.3% increase in paper sales.

Pulp sales in the three months ended June 30, 2002 decreased to Euro 34.5 million from Euro 40.8 million in the comparable period of 2001, as global economic weakness and high producer inventory levels lead to lower prices. List prices for kraft pulp in Europe decreased from approximately Euro 755 (U.S. $710) per tonne at the end of 2000 to approximately Euro 528 (U.S. $470) per tonne at the end of 2001, approximately Euro 505 (U.S. $440) per tonne at the end of the first quarter of 2002 and approximately Euro 477 (U.S.$470) per tonne at the end of the second quarter of 2002.

Paper sales in the three months ended June 30, 2002 increased to Euro 25.9 million from Euro 14.8 million in the comparable period of 2001. Sales of specialty papers in the three months ended June 30, 2002 increased to Euro 20.5 million from Euro 9.0 million in the three months ended June 30, 2001, as a result of the acquisition of the Landqart mill. On average, prices realized by the Company in the three months ended June 30, 2002 for specialty papers increased by approximately 46.4% and for printing papers increased by approximately 1.3%, compared to the same period in 2001.

Expenses decreased to Euro 45.0 million in the three months ended June 30, 2002 from Euro 59.9 million in the comparable period of 2001. Operating expenses in the current period increased from the comparable period of 2001, primarily as a result of the inclusion of the results of the Landqart mill. On average, the Company's unit fibre costs for pulp production in the three months ended June 30, 2002 decreased by approximately 7.1%, compared to the same period in 2001. As a result of the acquisition of the Landqart mill, waste paper no longer represents a significant portion of the fibre used at the Company's paper mills.

General and administrative expenses increased to Euro 7.8 million in the three months ended June 30, 2002 from Euro 5.6 million in the three months ended June 30, 2001, primarily due to increased administrative expenses as a result of the acquisition of the Landqart mill and an increase in professional fees, costs and expenses. Interest expense in the three months ended June 30, 2002 decreased to Euro 4.1 million from Euro 4.5 million in the comparable period of 2001, primarily as a result of payments made on outstanding indebtedness during the current period.

Total expenses in the current period decreased from the comparable period of 2001, due to a gain recognized on foreign currency derivative contracts during the current period. The Company recorded a gain of Euro 18.9 million on its foreign currency derivative contracts in the three months ended June 30, 2002. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information with respect to foreign currency derivatives.

For the three months ended June 30, 2002, net income increased to Euro 18.5 million, or Euro 1.10 per share on a basic basis or Euro 1.08 per share on a diluted basis, in large part due to the gain recognized on foreign currency derivative contracts in the current period, from Euro 0.1 million, or nil per share on a basic and diluted basis, in the comparable period of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
The following table is a summary of selected financial information concerning the Company for the periods indicated:


                                            AS AT                AS AT
                                        JUNE 30, 2002      DECEMBER 31, 2001
                                        -------------      -----------------
                                                   (unaudited)
                                              (Euros in thousands)
FINANCIAL POSITION
Working capital                          E   41,656            E    15,544
Property, plant and equipment (net)         268,359                278,617
Total assets                                422,680                429,593
Long-term debt                              208,584                216,871
Shareholders' equity                        146,993                131,613


At June 30, 2002, the Company's cash and cash equivalents totalled Euro 22.9 million, a net increase of approximately Euro 11.1 million from Euro 11.7 million at December 31, 2001. At June 30, 2002, the Company had short-term trading securities totalling Euro 1.8 million, compared to Euro 4.5 million at December 31, 2001.

Operating  Activities
---------------------

Operating activities provided cash of Euro 10.9 million in the six months ended June 30, 2002, compared to Euro 20.2 million in the same period in 2001. An increase in receivables used cash of Euro 2.6 million in the current period, compared to a decrease in receivables providing cash of Euro 5.2 million in the comparative period of 2001. A decrease in accounts payable and accrued expenses used cash of Euro 16.8 million in the six months ended June 30, 2002, compared to Euro 2.7 million in the six months ended June 30, 2001. Higher inventories used cash of Euro 0.6 million in the six months ended June 30, 2002, compared to lower inventories providing cash of Euro 1.9 million in the six months ended June 30, 2001. A net decrease in investment securities provided cash of Euro
4.0 million in the six months ended June 30, 2002, compared to a net increase in investment securities using cash of Euro 0.9 million in the comparative period of 2001.

Investing  Activities
---------------------

Investing activities in the six months ended June 30, 2002 used cash of Euro 1.7 million, which consisted primarily of net purchases of properties, compared to using cash of Euro 0.1 million in the six months ended June 30, 2001.

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

Financing  Activities
---------------------

Financing activities provided cash of Euro 2.0 million in the six months ended June 30, 2002 as a decrease in restricted cash related to the Conversion Project provided cash of Euro 7.5 million in the current period. A net decrease in indebtedness used cash of Euro 5.6 million in the current period, including the repayment of Euro 6.2 million of indebtedness incurred in connection with the Conversion Project. Financing activities used cash of Euro 22.2 million in the six months ended June 30, 2001, primarily as a result of the reduction of indebtedness during the period.

Effective January 2000, the Company agreed, subject to certain conditions, to acquire an interest in a "greenfield" project to construct and operate a 550,000 tonne softwood kraft pulp mill to be located at Stendal, Germany (the "Stendal Project"). In 2001, a shareholder removed itself from the Stendal Project pursuant to a corporate reorganization and its pro rata share of the project was redistributed among the remaining shareholders for a nominal amount. In addition, in 2002 a shareholder agreed to transfer to the Company the pro rata share of the project distributed to it as a result of the removal from the Stendal Project of the former shareholder. Given the increase in the Company's participation in the Stendal Project, pursuant to the terms of the subscription agreement, the Company's participation in the Stendal Project will increase to approximately 63%. The increase in ownership is subject to certain conditions, including the entering into of a formal shareholders' agreement and the completion of financing in connection with the project. The Stendal Project has received the necessary permits for the construction of the Stendal mill as well as German federal and state grants and subsidies. The Company has been notified by the European Union that such German federal and state grants and subsidies comply with the European Union guidelines applicable to investments in the former East Germany. The Company is in the process of concluding the financing requirements for the Stendal Project. Financing for the Stendal Project will consist of a combination of third party debt financing, for which the Company has received a financing commitment letter from a German bank, as well as an equity contribution by the Company. Due to the timing and the complexity of the Stendal Project, it is anticipated that a significant part of the equity contribution to be made by the Company will be financed on an interim basis. The Stendal Project is currently estimated to cost approximately Euro 884.2 million and to be completed in 2004. See "Stendal Pulp Mill Project Uncertainties".

Other than the agreement relating to the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at June 30, 2002, although it is considering a number of initiatives relating to potential acquisitions and joint ventures both in Europe and North America. The Company anticipates that there will be acquisitions of businesses, the redeployment of assets or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, issuances of securities and/or borrowing against and/or the sale of assets.

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

The  Company's  cumulative foreign exchange translation gain increased from Euro
1.3  million  at  December  31,  2001  to  Euro  4.8  million  at June 30, 2002.

The average and period end exchange rates for the U.S. dollar to the Euro for the periods indicated are as follows:


                           QUARTER ENDED                    QUARTER ENDED
                           JUNE 30, 2002                    JUNE 30, 2001
                   ----------------------------     ----------------------------
                   PERIOD END    PERIOD AVERAGE     PERIOD END    PERIOD AVERAGE
                   ----------    --------------     ----------    --------------
RATE OF EXCHANGE
Euro                 1.0144          1.0884           1.1800          1.1452


Based upon the period average exchange rate in the six months ended June 30, 2002, the U.S. dollar decreased by approximately 0.7% in value against the Euro since December 31, 2001.

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

In December 2000, the Company entered into U.S. dollar/Euro foreign currency forward rate swaps to manage its risk exposure with respect to in aggregate approximately Euro 223.3 million of the principal amount of its long-term indebtedness. The notional amount outstanding at June 30, 2002 was Euro 211.1 million and there was a fair value gain of Euro 16.0 million on these contracts as at June 30, 2002. These foreign currency forward rate swaps were subsequently settled and realized in July 2002 at a gain of Euro 13.9 million, which was accrued for in the current period. A currency gain of Euro 0.2 million was recognized when loan repayments were made under the currency swap contracts during the current period.

As a consequence of the settlement of these foreign currency forward rate swaps, interest on these swaps will be paid from April 1, 2002 to September 29, 2002 at the six-month Euribor plus bank margin rate and 4.5% fixed rate including bank margin, as applicable, in accordance with the terms of the original underlying loans.

Subsequently in July 2002, the Company renewed these previously settled foreign currency forward rate swaps in terms of both the currency and interest components. The interest component of the swaps is required under the terms of the facility agreement related to the Company's long-term indebtedness, and becomes effective for the period starting September 30, 2002. For the outstanding principal amounts of Euro 74.5 million and Euro 130.4 million under the facility agreement, all repayment instalments from September 30, 2002 until September 30, 2013 and September 30, 2008, respectively, were swapped into U.S. dollar amounts at a rate of Euro 1.0050. The interest rates were swapped into the six-month U.S. dollar/Libor plus bank margin rate and three-month U.S. dollar/Libor rate, respectively, with a cap on both of these floating interest rates of 6.8% until September 28, 2007.

During the second quarter of 2001, the Company entered into two U.S. dollar/Euro forward contracts in the aggregate amount of approximately Euro 22.4 million, which matured in the second quarter of 2002 and a net gain of Euro 0.2 million was recognized in the current period.

During the second quarter of 2002, two U.S.$10 million forward contracts were sold and bought, effectively cancelling out each other, and a holding gain of Euro 0.6 million was recognized. These contracts are to mature in the third or fourth quarter of 2002.

As at June 30, 2002, no derivative contract had been executed with respect to pulp prices.

Any change in the fair value of derivative instruments is included in the determination of earnings.

In July 2002, the Company sold a U.S. dollar/Euro forward contract in the amount of U.S.$20 million. The contract is to mature in March 2003.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   EXHIBITS

      99.1  Certificate  of  Chief  Executive  Officer

      99.2  Certificate  of  Chief  Financial  Officer

(b)   REPORTS  ON  FORM  8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERCER  INTERNATIONAL  INC.


                                        By:  /s/  R.  Ian  Rigg
                                             -----------------------
                                             R.  Ian  Rigg
                                             Vice President and
                                             Chief Financial Officer


Date:  August  13,  2002