Form 10-Q
period 2002-09-30
MERCER INTERNATIONAL INC
filed 2002-11-14
CIK 75659

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

               For the quarterly period ended September 30, 2002

                                       OR

[   ]       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to
                                                  ---    ---

                         Commission File No.: 000-09409

                            MERCER INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)


               Washington                             91-6087550
      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification  No.)

  One Renton Place, 555 S. Renton Village Place, Suite 700, Renton, Washington
                                      98055
                               (Address of office)

                                 (425) 687-4229
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

The Registrant had 16,794,899 shares of beneficial interest outstanding as at November 14, 2002.

================================================================================

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.   FINANCIAL STATEMENTS




                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                  (UNAUDITED)


FORM 10-Q
QUARTERLY REPORT - PAGE 2

                            MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                 As at September 30, 2002 and December 31, 2001
                                  (Unaudited)
                              (Euros in thousands)


                                        September 30,     December 31,
                                            2002              2001
                                        -------------     ------------
                                     ASSETS
Current Assets
  Cash and cash equivalents               E  22,936        E  11,741
  Cash restricted, Stendal project
    under construction                       24,041                -
  Investments                                 1,586            4,549
  Receivables                                43,494           47,892
  Inventories                                25,833           25,062
  Prepaid and other                           3,707            3,968
                                          ---------        ---------
      Total current assets                  121,597           93,212

Long-Term Assets
  Cash restricted                            38,608           33,388
  Properties                                267,213          278,617
  Stendal project under construction        145,943                -
  Investments                                 7,654            8,598
  Notes receivable                                -            5,475
  Deferred income tax                        10,194           10,303
                                          ---------        ---------
                                            469,612          336,381
                                          ---------        ---------
                                          E 591,209        E 429,593
                                          =========        =========

                                  LIABILITIES

Current Liabilities
  Accounts payable and accrued expenses   E  40,960        E  51,916
  Stendal project costs payable              51,826                -
  Notes payable                               2,701            7,392
  Debt                                       20,116           18,360
                                          ---------        ---------
      Total current liabilities             115,603           77,668

Long-Term Liabilities
  Debt                                      212,022          216,871
  Debt, Stendal project
    under construction                       91,000                -
  Provision for interest rate swap
    contracts, Stendal project under
    construction                             22,011                -
  Other                                       2,843            3,441
                                          ---------        ---------
                                            327,876          220,312
                                          ---------        ---------
      Total liabilities                     443,479          297,980

Minority Interest                            22,599                -

                              SHAREHOLDERS' EQUITY

Shares of beneficial interest                76,722           76,722
Retained earnings                            51,670           59,111
Accumulated other comprehensive loss         (3,261)          (4,220)
                                          ---------        ---------
                                            125,131          131,613
                                          ---------        ---------
                                          E 591,209        E 429,593
                                          =========        =========


The accompanying notes are an integral part of these financial statements.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  3

                            MERCER INTERNATIONAL INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)
              (Euros in thousands, except for earnings per share)


                                               2002             2001
                                            ----------       ----------

Revenues
  Sales                                     E 174,289        E 160,333
  Transportation                                3,885            4,225
  Other                                         6,898            9,258
                                            ---------        ---------
                                              185,072          173,816
Expenses
  Cost of sales                               152,270          136,715
  Transportation                                3,747            3,063
  General and administrative                   20,400           14,765
  Interest expenses                            10,838           12,172
  Litigation claim                                  -            1,026
  Flooding loss                                 2,107                -
                                            ---------        ---------
                                              189,362          167,741
                                            ---------        ---------

(Loss) income from operations                  (4,290)           6,075
Gain (loss) on interest and currency
  contracts                                    10,855             (817)
Loss on interest rate swap contracts,
  Stendal project                             (22,011)               -
                                            ---------        ---------

(Loss) income before income taxes             (15,446)           5,258
Income taxes                                       11               38
                                            ---------        ---------

(Loss) income before minority interest        (15,457)           5,220
Minority interest                               8,016                -
                                            ---------        ---------

Net (loss) income                              (7,441)           5,220
Retained earnings, beginning of period         59,111           61,934
                                            ---------        ---------

Retained earnings, end of period            E  51,670        E  67,154
                                            =========        =========

(Loss) earnings per share
  Basic                                     E   (0.44)       E    0.31
                                            =========        =========
  Diluted                                   E   (0.44)       E    0.30
                                            =========        =========


The accompanying notes are an integral part of these financial statements.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  4

                            MERCER INTERNATIONAL INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For Three Months Ended September 30, 2002 and 2001
                                  (Unaudited)
              (Euros in thousands, except for earnings per share)


                                                   2002          2001
                                                ---------     ---------
Revenues
  Sales                                         E  54,754     E  47,929
  Transportation                                    1,132         1,453
  Other                                             1,324         3,683
                                                ---------     ---------
                                                   57,210        53,065
Expenses
  Cost of sales                                    47,667        43,711
  Transportation                                    1,269         1,032
  General and administrative                        6,004         5,313
  Interest expenses                                 2,739         3,806
  Litigation claim                                      -         1,026
  Flooding loss                                     2,107             -
                                                ---------     ---------
                                                   59,786        54,888
                                                ---------     ---------

Loss from operations                               (2,576)       (1,823)
(Loss) gain on interest and currency contracts     (4,026)        2,029
Loss on interest rate swap contracts,
  Stendal project                                 (22,011)            -
                                                ---------     ---------

(Loss) income before income taxes                 (28,613)          206
Income taxes                                            -             9
                                                ---------     ---------

(Loss) income before minority interest            (28,613)          197
Minority interest                                   8,016             -
                                                ---------     ---------

Net (loss) income                                 (20,597)          197
Retained earnings, beginning of period             72,267        66,957
                                                ---------     ---------

Retained earnings, end of period                E  51,670     E  67,154
                                                =========     =========

(Loss) earnings per share, basic and diluted    E   (1.23)    E    0.01
                                                =========     =========


The accompanying notes are an integral part of these financial statements.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  5

                            MERCER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                              (Euros in thousands)


                                                          2002          2001
                                                       ---------     ---------

Net (loss) income                                      E  (7,441)    E   5,220

Other comprehensive income:
  Foreign currency translation adjustments                 3,894            92
  Unrealized (loss) gain on securities                    (2,935)        1,412
                                                       ---------     ---------
                                                             959         1,504
                                                       ---------     ---------

Total comprehensive (loss) income                      E  (6,482)    E   6,724
                                                       =========     =========


   The accompanying notes are an integral part of these financial statements.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  6

                            MERCER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                              (Euros in thousands)


                                                          2002          2001
                                                       ----------    ---------
Net (loss) income                                      E  (20,597)   E     197

Other comprehensive income (loss):
  Foreign currency translation adjustments                    381         (141)
  Unrealized (loss) gain on securities                     (1,646)         424
                                                       ----------    ---------
                                                           (1,265)         283
                                                       ----------    ---------

Total comprehensive (loss) income                      E  (21,862)   E     480
                                                       ==========    =========


   The accompanying notes are an integral part of these financial statements.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  7

                            MERCER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                              (Euros in thousands)


                                                        2002         2001
                                                     ----------    ---------
Cash Flows from Operating Activities:
  Net (loss) income                                   E  (7,441)    E  5,220
  Adjustments to reconcile net (loss) income from
   operations to cash
    Depreciation and amortization                        20,231       17,323
    Loss on interest rate swap contracts,
     Stendal project                                     22,011            -
    Minority interest                                    (8,016)           -

  Changes in current assets and liabilities
    Investments                                           4,004         (881)
    Inventories                                            (675)       5,277
    Receivables                                           5,623        6,980
    Accounts payable and accrued expenses               (12,363)      (4,526)
    Other                                                   651          412
                                                      ---------    ---------
        Net cash provided by operating activities        24,025       29,805

Cash Flows from Investing Activities:
  Purchase of fixed assets, net of investment grants     (7,070)      (5,651)
  Construction of Stendal project                      (145,943)           -
  Purchase of long-term investments                      (3,000)        (636)
  Sales of available-for-sale investments                   966            -
  Decrease in notes receivable                                -        4,799
  Other                                                       -           65
                                                      ---------    ---------
        Net cash used in investing activities          (155,047)      (1,423)

Cash Flows from Financing Activities:
  Cash restricted                                       (29,261)       2,049
  Increase in indebtedness                               16,053            -
  Increase in indebtedness, Stendal project              91,000            -
  Decrease in indebtedness                              (17,570)     (28,961)
  Decrease in pulp mill conversion costs payable              -       (1,008)
  Increase in Stendal project costs payable              51,826            -
  Equity and loans from minority shareholders            30,615            -
                                                      ---------    ---------
        Net cash provided by (used in)
          financing activities                          142,663      (27,920)

Effect of exchange rate changes on cash and
  cash equivalents                                         (446)          61
                                                      ---------    ---------

Net increase in cash and cash equivalents                11,195          523

Cash and cash equivalents, beginning of period           11,741       19,691
                                                      ---------    ---------
Cash and cash equivalents, end of period              E  22,936    E  20,214
                                                      =========    =========


The accompanying notes are an integral part of these financial statements.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  8

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)

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

The Euro was initially implemented by the European Community on January 1, 1999. By adopting the Euro as the Company's reporting currency, most of the cumulative foreign currency translation losses were eliminated from the Company's balance sheets and most of the foreign currency translation losses were eliminated from the Company's statements of comprehensive income. Prior to the restatement, at December 31, 2001, there was a cumulative foreign currency translation loss of $64,016 (in thousands of U.S. dollars) included as part of shareholders' equity in the balance sheet. In conjunction with the restatement, the majority of this amount was eliminated. During the nine months ended September 30, 2001, there was a foreign currency translation loss of $3,992 (in thousands of U.S. dollars) included as part of comprehensive income (loss). In conjunction with the restatement, the majority of this amount was eliminated.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  9

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

Note 3.  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,794,899 for nine months and three months ended September 30, 2002, respectively, and 16,874,899 for the nine months and three months ended September 30, 2001, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 16,794,899 and 17,181,616 for the nine months ended September 30, 2002 and 2001, respectively, and 16,794,899 and 17,236,295 for the three months ended September 30, 2002 and 2001, respectively. For the nine months and three months ended September 30, 2002, warrants and options were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 4.  Stendal Pulp Mill Project

In August 2002, the Company completed financing arrangements for the design, development, financing, construction and operation of a "greenfield" project to construct and operate a 552,000-tonne softwood kraft pulp mill to be located at Stendal, Germany (the "Stendal Project"). The Stendal Project is being implemented through an approximately 63.6% owned subsidiary of the Company. Two other minority shareholders own approximately 29.4% and 7%, respectively, of the project company. Accordingly, the results of the subsidiary are consolidated into the results of the Company. Construction costs of the Stendal Project include costs relating to the financing of the Stendal Project which are incurred during the construction period. The construction costs of the Stendal Project will commence to depreciate when the Stendal Project is completed and commences its commercial production. Minority interests on the balance sheet represent the share capital contribution and loans from the minority shareholders, adjusted for their proportionate share of income and loss.

Note 5.  Business Segment Information

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  10

Summarized financial information concerning the segments is shown in the following tables:


                                                   Pulp       Paper       Total
                                                 --------   ---------   ---------
                                                        (Euros in thousands)
Nine Months Ended September 30, 2002
------------------------------------
Sales to external customers                      E 98,962   E 75,327     E174,289
Intersegment net sales                              3,919          -        3,919
Segment profit                                     10,659        133       10,792

Reconciliation of profit:
  Total profit for reportable segments                                   E 10,792
  Elimination of intersegment profits                                       1,295
  Loss on interest rate swap contracts, Stendal project                   (22,011)
  Unallocated amounts, other corporate expenses                            (5,522)
                                                                         --------

    Consolidated loss before income taxes and
      minority interest                                                  E(15,446)
                                                                         ========

Nine Months Ended September 30, 2001
------------------------------------
Sales to external customers                      E114,130   E 46,203     E160,333
Intersegment net sales                              4,778          -        4,778
Segment profit                                      8,867      1,298       10,165

Reconciliation of profit:
  Total profit for reportable segments                                   E 10,165
  Elimination of intersegment profits                                         673
  Unallocated amounts, other corporate expenses                            (5,580)
                                                                         --------

    Consolidated income before income taxes                              E  5,258
                                                                         ========

Three Months Ended September 30, 2002
-------------------------------------
Sales to external customers                      E 30,878   E 23,876     E 54,754
Intersegment net sales                                994          -          994
Segment loss                                       (2,380)    (3,243)      (5,623)

Reconciliation of loss:
  Total loss for reportable segments                                     E (5,623)
  Elimination of intersegment profits                                         462
  Loss on interest rate swap contracts, Stendal project                   (22,011)
  Unallocated amounts, other corporate expenses                            (1,441)
                                                                         --------

    Consolidated loss before income taxes and
      minority interest                                                  E(28,613)
                                                                         ========


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  11


                                                   Pulp       Paper       Total
                                                 --------   ---------   ---------
                                                        (Euros in thousands)
Three Months Ended September 30, 2001
-------------------------------------
Sales to external customers                      E 33,681   E 14,248     E 47,929
Intersegment net sales                              1,170          -        1,170
Segment profit                                      1,616        422        2,038

Reconciliation of profit:
  Total profit for reportable segments                                   E  2,038
  Elimination of intersegment profits                                           2
  Unallocated amounts, other corporate expenses                            (1,834)
                                                                         --------

    Consolidated income before income taxes                              E    206
                                                                         ========


The pulp mill under construction in connection with the Stendal Project incurred capital expenditures of E 145,943 (thousand) during the nine months ended September 30, 2002 and had assets of E 196,573 (thousand) at September 30, 2002.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of the results of operations and financial condition of the Company for the nine months and three months ended September 30, 2002 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the Company's most recent annual report on Form 10-K for the fiscal year ended December 31, 2001 filed with the U.S. Securities and Exchange Commission (the "SEC"). In this document: (i) unless the context otherwise requires, references to the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) "Euro" or "E" means Euros, the lawful currency of the European Economic Union; and (iii) a "tonne" is one metric ton or 2,204.6 pounds.

Effective January 1, 2002, the Company changed its reporting currency from the U.S. dollar to the Euro, as a significant majority of the Company's business transactions are originally denominated in Euros. As a result, the Company's financial statements for prior periods included in this quarterly report have been restated in Euros, but depict the same trends as previously shown. The Company translates foreign assets and liabilities at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period. The period end exchange rate for the U.S. dollar to the Euro as at September 30, 2002 was Euro 1.0123. The period average exchange rates for the U.S. dollar to the Euro for the nine month and three month periods ended September 30, 2002 were Euro 1.0817 and Euro 1.0164, respectively. See Note 2 to the interim period consolidated financial statements included in this quarterly report.

RESULTS  OF  OPERATIONS  -  Nine  Months  Ended  September  30,  2002
---------------------------------------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:


                                           Nine Months Ended September 30,
                                         -----------------------------------
                                            2002                     2001
                                         ----------               ----------
                                                     (unaudited)
                                                (Euros in thousands)
Sales by Product Class
Specialty papers(1)                      E  60,816                E  28,014
Printing papers                             14,511                   18,189
Pulp                                        98,962                  114,130
                                         ---------                ---------
Total(2)                                 E 174,289                E 160,333
                                         =========                =========
Sales by Geographic Area
Germany                                  E  70,178                E  74,226
European Union(3)                           56,967                   55,565
Eastern Europe and other                    47,144                   30,542
                                         ---------                ---------
Total(2)                                 E 174,289                E 160,333
                                         =========                =========
Sales by Volume                                       (tonnes)
Specialty papers(1)                         47,135                   30,320
Printing papers                             17,922                   20,666
Pulp                                       217,555                  216,019
                                         ---------                ---------
Total(2)                                   282,612                  267,005
                                         =========                =========


------------------
(1) The Company acquired its specialty paper mill in Landqart, Switzerland in December 2001. These amounts include the results from the Landqart mill as of January 1, 2002.
(2)  Excluding  intercompany  sales.
(3)  Not  including  Germany.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  13

In the nine months ended September 30, 2002, revenues increased by approximately 6.5% to E 185.1 million from E 173.8 million in the nine months ended September 30, 2001, primarily as a result of increased sales of specialty papers resulting from the acquisition of the paper mill in Landqart, Switzerland in December 2001. In the current period, pulp and paper revenues increased by approximately 8.7% from the comparable period of 2001, on a 13.3% decrease in pulp sales and a 63.0% increase in paper sales.

Pulp sales in the nine months ended September 30, 2002 decreased to E 99.0 million from E 114.1 million in the comparable period of 2001, as global economic weakness and high producer inventory levels lead to lower prices. List prices for kraft pulp in Europe decreased from approximately E 528 (U.S.$470) per tonne at the end of 2001 to approximately E 505 (U.S.$440) per tonne at the end of the first quarter of 2002 and approximately E 477 (U.S.$470) per tonne at the end of the second quarter of 2002, before improving marginally to approximately E 486 (U.S.$480) per tonne at the end of the third quarter of 2002.

Paper sales in the nine months ended September 30, 2002 increased to E 75.3 million from E 46.2 million in the comparable period of 2001. Sales of specialty papers in the nine months ended September 30, 2002 increased to E 60.8 million from E 28.0 million in the nine months ended September 30, 2001 as a result of the acquisition of the Landqart mill. On average, prices for specialty papers realized by the Company in the nine months ended September 30, 2002 increased by approximately 39.7% and for printing papers decreased by approximately 8.0%, compared to the same period in 2001.

Expenses increased to E 189.4 million in the nine months ended September 30, 2002 from E 167.7 million in the comparable period of 2001. Operating expenses in the current period increased from the comparable period of 2001, primarily as a result of the inclusion of the results of the Landqart mill. Flooding in parts of Germany and certain other Eastern European countries in the third quarter of 2002 resulted in damage to inventory and equipment at the Heidenau and Fahrbrucke paper mills and in their taking approximately 20 days and 3 days of downtime, respectively, to conduct repairs and cleaning and to replace damaged equipment. Operating expenses in the current period included a loss of E 2.1 million, representing inventory losses and clean-up and repair expenses resulting from flooding damage at the Fahrbrucke and Heidenau paper mills. On average, the Company's unit fibre costs for pulp production in the nine months ended September 30, 2002 decreased by approximately 6.5%, compared to the same period in 2001. As a result of the acquisition of the Landqart mill, waste paper no longer represents a significant portion of the fibre used at the Company's paper mills.

General and administrative expenses increased to E 20.4 million in the nine months ended September 30, 2002 from E 14.8 million in the nine months ended September 30, 2001, primarily due to increased administrative expenses as a result of the acquisition of the Landqart mill and an increase in professional fees, costs and expenses. Interest expense in the nine months ended September 30, 2002 decreased to E 10.8 million from E 12.2 million in the comparable period of 2001, primarily as a result of payments made on outstanding indebtedness during the current period.

For the nine months ended September 30, 2002, the Company reported a net loss of E 7.4 million, or E 0.44 per basic and diluted share, compared to net income of E 5.2 million, or E 0.31 per basic share and E 0.30 per diluted share, for the comparable period of 2001.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  14

For the nine months ended September 30, 2002, excluding items related to its "greenfield" project to construct and operate a 552,000-tonne softwood kraft pulp mill (the "Stendal mill") at Stendal, Germany (the "Stendal Project"), the Company reported net income of E 6.6 million. Total investment costs in respect of the Stendal Project are estimated to be approximately E 1.0 billion, the majority of which is being financed under a senior project finance facility (the "Facility") in the aggregate amount of E 828.0 million entered into by the Company's approximately 63.6% owned subsidiary in August 2002. See "- Liquidity and Capital Resources - Financing Activities." Pursuant to the Facility, the project subsidiary entered into variable-to-fixed rate interest swaps for the full term of the Facility to manage its risk exposure with respect to an aggregate maximum amount of approximately E 612.6 million of the principal amount of the Facility (the "Stendal Interest Rate Swap Agreements"). Under such swaps, the project subsidiary pays a fixed rate and receives a floating rate with respect to interest payments calculated on a notional amount. These swaps hedge the variable cash flow risk from the variable interest payments under the Facility. The swaps are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for a reporting period. A holding loss of E 22.0 million before minority interests was recognized in respect of the swaps in the Company's loss for the nine months ended September 30, 2002. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

As the Stendal Project is currently under construction and because of its overall size relative to the Company's other facilities, management of the Company uses its consolidated operating results excluding items relating to the Stendal Project to measure the performance and results of its operating units. Management believes this measure provides meaningful information on the performance of its operating facilities for a reporting period.

RESULTS  OF  OPERATIONS  -  Three  Months  Ended  September  30,  2002
----------------------------------------------------------------------

The following table sets forth selected sales data for the Company for the periods indicated:



                                           Three Months Ended September 30,
                                         -----------------------------------
                                            2002                     2001
                                         ----------               ----------
                                                     (unaudited)
                                                (Euros in thousands)
SALES BY PRODUCT CLASS
Specialty papers(1)                      E  19,830                E   8,415
Printing papers                              4,046                    5,833
Pulp                                        30,878                   33,681
                                         ---------                ---------
Total(2)                                 E  54,754                E  47,929
                                         =========                =========
SALES BY GEOGRAPHIC AREA
Germany                                  E  23,253                E  21,205
European Union(3)                           16,797                   15,875
Eastern Europe and other                    14,704                   10,849
                                         ---------                ---------
Total(2)                                 E  54,754                E  47,929
                                         =========                =========
SALES BY VOLUME                                       (tonnes)
Specialty papers(1)                         15,265                    9,411
Printing papers                              5,715                    6,818
Pulp                                        67,757                   73,937
                                         ---------                ---------
Total(2)                                    88,737                   90,166
                                         =========                =========

-----------------
(1) The Company acquired its specialty paper mill in Landqart, Switzerland in December 2001. These amounts include the results from the Landqart mill for the third quarter of 2002.
(2)  Excluding  intercompany  sales.
(3)  Not  including  Germany.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  15

In the three months ended September 30, 2002, revenues increased by approximately 7.8% to E 57.2 million from E 53.1 million in the three months ended September 30, 2001, primarily as a result of increased sales of specialty papers resulting from the acquisition of the paper mill in Landqart, Switzerland in December 2001. In the current period, pulp and paper revenues increased by approximately 14.2% from the comparable period of 2001, on an 8.3% decrease in pulp sales and a 67.6% increase in paper sales.

Pulp sales in the three months ended September 30, 2002 decreased to E 30.9 million from E 33.7 million in the comparable period of 2001, as global economic weakness and high producer inventory levels continued to lead to lower prices. List prices for kraft pulp in Europe decreased from approximately E 528 (U.S.$470) per tonne at the end of 2001 to approximately E 486 (U.S.$480) per tonne at the end of the third quarter of 2002.

Paper sales in the three months ended September 30, 2002 increased to E 23.9 million from E 14.2 million in the comparable period of 2001. Sales of specialty papers in the three months ended September 30, 2002 increased to E 19.8 million from E 8.4 million in the three months ended September 30, 2001 as a result of the acquisition of the Landqart mill. On average, prices for specialty papers realized by the Company in the three months ended September 30, 2002 increased by approximately 45.3% and for printing papers increased by approximately 17.3%, compared to the same period in 2001.

Expenses increased to E 59.8 million in the three months ended September 30, 2002 from E 54.9 million in the comparable period of 2001. Operating expenses in the current period increased from the comparable period of 2001, primarily as a result of the inclusion of the results of the Landqart mill. Flooding damaged inventory and equipment at the Heidenau and Fahrbrucke paper mills in the current period and resulted in their taking approximately 20 days and 3 days of downtime, respectively. Operating expenses in the current period included a loss of E 2.1 million for inventory losses and clean-up and repair expenses resulting from flooding damage at the Fahrbrucke and Heidenau paper mills. On average, the Company's unit fibre costs for pulp production in the three months ended September 30, 2002 decreased by approximately 4.4%, compared to the same period in 2001. As a result of the acquisition of the Landqart mill, waste paper no longer represents a significant portion of the fibre used at the Company's paper mills.

General and administrative expenses increased to E 6.0 million in the three months ended September 30, 2002 from E 5.3 million in the three months ended September 30, 2001, primarily due to increased administrative expenses as a result of the acquisition of the Landqart mill and an increase in professional fees, costs and expenses. Interest expense in the three months ended September 30, 2002 decreased to E 2.7 million from E 3.8 million in the comparable period of 2001, primarily as a result of payments made on outstanding indebtedness during the current period.

For the third quarter of 2002, the Company reported a net loss of E 20.6 million, or E 1.23 per basic and diluted share, compared to net income of E 0.2 million, or E 0.01 per basic and diluted share, for the comparable quarter of 2001. During the current quarter, costs associated with flooding damage at the Company's Heidenau and Fahrbrucke paper mills resulted in the Company taking a charge of approximately E 2.1 million.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  16

For the third quarter of 2002, excluding items related to the Stendal Project, the Company reported a net loss of E 6.6 million. Total investment costs in respect of the project are estimated to be approximately E 1.0 billion, the majority of which is being financed under the Facility. See "- Liquidity and Capital Resources - Financing Activities." Pursuant to the Facility, the Company's approximately 63.6% owned project subsidiary entered into the Stendal Interest Rate Swap Agreements for the full term of the Facility to manage its risk exposure with respect to an aggregate maximum amount of approximately E
612.6 million of the principal amount of the Facility. The Stendal Interest Rate Swap Agreements are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for a reporting period. A holding loss of E 22.0 million before minority interests was recognized in respect of such interest rate swaps in the Company's loss for the quarter ended September 30, 2002. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The following table is a summary of selected financial information concerning the Company for the periods indicated:


                                            As at                As at
                                      September 30, 2002   December 31, 2001
                                     --------------------  -----------------
                                                    (unaudited)
                                               (Euros in thousands)

Financial Position
Working capital                           E    5,994          E   15,544
Property, plant and equipment (net)          413,156             278,617
Total assets                                 591,209             429,593
Long-term debt                               303,022             216,871
Shareholders' equity                         125,131             131,613


At September 30, 2002, the Company's cash and cash equivalents totalled E 22.9 million, compared to E 11.7 million at December 31, 2001. At September 30, 2002, the Company had short-term trading securities totalling approximately E 1.6 million, compared to E 4.5 million at December 31, 2001.

Operating  Activities
---------------------

Operating  activities  provided  cash of E 24.0 million in the nine months ended
September 30, 2002, compared to E 29.8 million in the same period in 2001. A decrease in receivables provided cash of E 5.6 million in the current period, compared to E 7.0 million in the comparative period of 2001. A decrease in accounts payable and accrued expenses used cash of E 12.4 million in the nine months ended September 30, 2002, compared to E 4.5 million in the nine months ended September 30, 2001. A net decrease in investment securities provided cash of E 4.0 million in the nine months ended September 30, 2002, compared to a net increase in investment securities using cash of E 0.9 million in the comparative period of 2001.

Investing  Activities
---------------------

Investing activities in the nine months ended September 30, 2002 used cash of E 155.0 million, primarily as a result of construction in connection with the Stendal Project, compared to using cash of E 1.4 million in the nine months ended September 30, 2001. Construction in connection with the


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  17

Stendal Project used cash of E 145.9 million in the current period. Net purchases of properties in the nine months ended September 30, 2002, not including in respect of the Stendal Project, used cash of E 7.1 million, compared to E 5.7 million in the comparative period of 2001. Purchases of long-term investments in the nine months ended September 30, 2002 used cash of E 3.0 million, compared to E 0.6 million in the comparative period of 2001. Sales of available-for-sale investments in the nine months ended September 30, 2002 provided cash of E 1.0 million.

The Company's paper mills in Germany have or will have to replace certain equipment that was damaged as a result of the flooding in parts of Germany and certain other Eastern European countries during the third quarter of 2002. The aggregate equipment costs are estimated to be approximately E 3.3 million, of which approximately E 0.3 million is expected to be incurred in 2002. The Company has applied for German governmental grants and for assistance under special credit programs instituted by the German government for flooding victims in connection with such costs. However, there can be no assurance that the Company will receive such grants and assistance in the amounts applied for, or at all.

In August 2002 (the "Closing Date"), Mercer completed financing arrangements for the Stendal Project. Total investment costs in connection with the project are approximately E 1.0 billion, the majority of which is to be provided under the Facility arranged by Bayerische Hypo-und Vereinsbank AG ("BHV") pursuant to a project finance loan agreement (the "Project Finance Loan Agreement") entered into between Zellstoff Stendal GmbH ("ZSG"), a 63.6% owned project subsidiary of Mercer founded to develop, own and operate the Stendal mill, and BHV. Mercer also contributed financing to ZSG of approximately E 63.5 million from cash on hand and through bridge loans (the "Bridge Loans") from a U.S. investment partnership ("Bridge Loan A") and a Swiss bank ("Bridge Loan B").

Financing  Activities
---------------------

Financing activities provided cash of E 142.7 million in the nine months ended September 30, 2002, primarily as a result of increased indebtedness of E 91.0 million relating to the Stendal Project. An increase in restricted cash, including in connection with the Stendal Project, used cash of E 29.3 million in the current period. An increase in Stendal Project costs payable provided cash of E 51.8 million in the nine months ended September 30, 2002. Equity invested and loans received from minority shareholders in connection with the Stendal Project provided cash of E 30.6 million in the current period. A net decrease in other indebtedness used cash of E 1.5 million in the current period, including the repayment of E 12.5 million of indebtedness incurred in connection with the project to convert the Company's pulp mill from the production of sulphite pulp to kraft pulp (the "Conversion Project"). Financing activities used cash of E 27.9 million in the nine months ended September 30, 2001, primarily as a result of the reduction of indebtedness during the period.

Mercer completed financing arrangements in connection with the Stendal Project in the third quarter of 2002. The following description of the financing arrangements for the Stendal Project is a brief summary of certain material attributes and characteristics thereof, which does not purport to be complete and is qualified in its entirety by reference to the Project Finance Loan Agreement, the Bridge Loan agreements and other agreements relating to such financing arrangements, copies of which are attached to Mercer's Form 8-K filed September 10, 2002 with the SEC.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  18

The Facility is in the aggregate amount of E 828.0 million and is to be used for the following purposes: (i) Tranche A in the principal sum of E 464.6 million for project construction and development costs; (ii) Tranche B, which is divided into four Sub-Tranches, in the aggregate principal sum of E 122.0 million for:
(a) financing costs up until the date upon which ZSG issues a final acceptance certificate in connection with the Stendal Project (the "Acceptance Date"); (b) start-up costs until the Acceptance Date; (c) project construction and development costs not financed under Tranche A; and (d) working capital costs;
(iii) Tranche C in the principal sum of E 42.0 million to provide partial funding of a debt service reserve account (the "Debt Service Reserve Account");
(iv) Tranche D1 in the principal sum of E 9.4 million for project construction costs; (v) Tranche D2 in the principal sum of E 30.0 million to finance approved cost overruns until the Acceptance Date and thereafter to repay Tranche A; and
(vi) Tranche E, a revolving loan facility in the aggregate amount of up to E 160.0 million, to provide short term bridge financing for expected government grants and recoverable payments on construction costs. The Project Finance Loan Agreement also provides for hedging facilities to allow ZSG to hedge against interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions. During the third quarter of 2002, ZSG entered into the Stendal Interest Rate Swap Agreements.

Interest on the credit facilities accrues at the rate of Euribor plus .75% per annum in respect of Tranche A, Euribor plus .60% per annum in respect of the guaranteed portion of Tranche B, Euribor plus 1.50% per annum in respect of the unguaranteed portion of Tranche B, Euribor plus 1.55% per annum in respect of Tranches C, D1 and D2 and Euribor plus 1.25% per annum in respect of Tranche E.

The Facility is available for disbursement from the Closing Date until the earlier of the Acceptance Date and forty months following the Closing Date (the "Availability Period"), provided that Tranche D2 will be available up to one month prior to the First Repayment Date (as defined below). The Facility is secured by the assets of ZSG in respect of the Stendal Project.

The Tranches and Sub-Tranches are repayable and mature on different dates. Under the terms of the Project Finance Loan Agreement: (i) the "First Repayment Date" is the date upon which the First Repayment (as defined below) is made in full; and (ii) "Repayment Date" is the First Repayment Date and each subsequent March 31 and September 30 on which a repayment of any part of any Tranche or Sub-Tranche is scheduled to take place.

Under the Facility, ZSG covenants to pay an amount which will reduce the aggregate advances outstanding, other than under Tranche E, to no more than E 590.0 million plus 30% of the aggregate advances made under Tranche D2, but in any event to no more than E 599.0 million (the "First Repayment") to the lenders on or before the date that is not later than the first March 31 or September 30 immediately following the fourth anniversary of the first advance under Tranche A (the "Scheduled First Repayment Date"). Tranche A is repayable in 22 semi-annual installments on the Repayment Dates following the Scheduled First Repayment Date in accordance with an amortization schedule and matures on the first Repayment Date following the fifteenth anniversary of the first advance under Tranche A. Sub-Tranches B1, B2 and B3 are repayable in eight equal semi-annual installments on the eight Repayment Dates following the First Repayment and each mature on the first Repayment Date following the eighth anniversary of the first advance under each such Sub-Tranche. Sub-Tranche B4 is repayable in full and matures on the first Repayment Date following the fifteenth anniversary of the first advance under Tranche A. Tranches C, D1 and D2 are


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  19
repayable in three equal semi-annual installments on the three Repayment Dates after the Scheduled First Repayment Date and each mature on the third Repayment Date following the Scheduled First Repayment Date.

Tranche E is repayable in an amount equal to the proceeds of all government grants and/or value added tax refunds on project costs received from time-to-time and/or out of one or more drawings made pursuant to the shareholders' undertaking agreement dated as of the Closing Date between the shareholders of ZSG, Mercer and BHV and/or monies available for such purposes in the Proceeds Account (as defined below). Tranche E matures on the first Repayment Date following the fifth anniversary of the first advance under Tranche A.

Tranches A and B will be subject to German federal and state guarantees (the "Guarantees") in respect of 80% of the principal amount thereof, provided that the amount of each Sub-Tranche under Tranche B benefiting from such guarantees will be reduced semi-annually by 12.5% per annum beginning on the first Repayment Date following the fourth anniversary of the first advance of each Sub-Tranche under Tranche B. Under the Guarantees, the guarantors are responsible for ZSG's performance of its payment obligations in respect of the guaranteed amounts.

Until the Acceptance Date, all payments received by ZSG, including all drawings under the Facility, all funding received from ZSG's shareholders and all operating cash flows, subject to certain exceptions, shall be credited to a disbursement account and will be applied to project costs, operating costs and working capital costs incurred during the Availability Period in relation to the Stendal Project. Following the Acceptance Date, all revenue received by ZSG, subject to certain exceptions, shall be credited to a proceeds account (the "Proceeds Account") and, subject to certain exceptions, applied toward, in an agreed priority of payments, operating, financing and other costs and expenses and to make repayments and other distributions. Excess start-up cash flows may be deposited into an equity reserve account to be used to secure claims and amounts owing to the lenders in priority to the funding of the Debt Service Reserve Account. The Debt Service Reserve Account will be funded in an amount sufficient at specified times to service the amounts due and payable under the Facility during the following twelve months. The Facility also requires that an Annual Debt Service Cover Ratio (as defined in the Project Finance Loan Agreement) of not less than 1.15:1 be maintained, failing which monies that would otherwise be payable into the shareholders' account will be retained in the Proceeds Account.

The shareholders paid into the Proceeds Account E 15.0 million in subscription for share capital of ZSG and E 55.0 million in respect of fully-subordinated loans to ZSG, and agreed to make subordinated loans to ZSG of up to E 30.0 million as a standby equity amount to cover cost overruns and to partially fund the Debt Service Reserve Account.

In connection with its obligation to provide funding in respect of the Stendal Project, on the Closing Date, Mercer entered into and completed funding under two bridge financing loan agreements. Mercer utilized the net proceeds from the Bridge Loans to fund, in part, its approximately E 63.5 million contribution to the Stendal Project.

The loan agreement in respect of Bridge Loan A (the "Bridge Loan A Agreement") is in the principal amount of E 15.0 million, which was disbursed on the Closing Date, after deduction of fees and expenses, as a non-revolving single advance. The loan matures eight months (the "Initial


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  20

Period") after the Closing Date, with Mercer having an option to extend the maturity date for an additional six months (the "Extended Period") and for a further four months if agreed to by the lender (the "Second Extended Period").

The loan accrues interest at a rate equal to Euribor plus 6.5% per annum during the Initial Period, Euribor plus 9.0% per annum during the Extended Period and Euribor plus 11.5% per annum during the Second Extended Period, in each case calculated semi-annually, not in advance, and payable upon maturity or default. In addition, in the event that the loan is not repaid upon maturity, the loan shall accrue interest at the rate of Euribor plus 15% per annum thereafter.

The Bridge Loan A Agreement is secured by: (i) assignment agreements (the "Assignment Agreements") under which Mercer and certain of its subsidiaries assign their respective interests in intercompany loans; and (ii) securities pledge agreements (the "Securities Pledge Agreements") under which Mercer pledges its interest in all of the share capital of certain of its wholly-owned subsidiaries. The security granted under the Assignment Agreements and the Securities Pledge Agreements is held by the lender under Bridge Loan B in its capacity as security agent (the "Security Agent") under a security trust agreement, pari passu for the benefit of the lenders under the Bridge Loans.

The Bridge Loan A Agreement contains customary covenants in favour of the lender thereunder. The Bridge Loan A Agreement is also subject to customary events of default. Under the Bridge Loans, the lenders acknowledge that their rights to realize upon any interest in Mercer's subsidiary that operates its pulp mill ("ZPR") pursuant to the security granted thereunder shall be limited to the sale of 49% of the shares thereof unless additional sales are consented to in writing by ZPR's senior lenders and that any right that they may otherwise have to sell any interests in ZSG shall be limited to such percentage thereof which is consented to by the European Commission and to no more than 12.5% of the shares thereof unless additional sales are consented to in writing by ZSG's senior lenders.

The loan agreement in respect of Bridge Loan B (the "Bridge Loan B Agreement") is in the principal amount of E 30.0 million, which was disbursed on the Closing Date, after deduction of fees and expenses, as a non-revolving single advance. The Bridge Loan B Agreement was negotiated at the same time and in conjunction with the Bridge Loan A Agreement and was entered into upon substantially the same terms as those set out in the Bridge Loan A Agreement, as to loan structure, maturity, interest, security, the appointment of the Security Agent, Mercer's obligations in respect of asset sales and/or an issue or sale of equity, conditions to advance, covenants, negative covenants, events of default and ancillary matters subject to such changes as were required to reference Bridge Loan B rather than Bridge Loan A.

Other than the Stendal Project, the Company had no material commitments to acquire assets or operating businesses as at September 30, 2002, although it is considering a number of initiatives relating to potential acquisitions and joint ventures both in Europe and North America. The Company anticipates that there will be acquisitions of businesses, the Redeployment of assets or commitments to projects in the future. To achieve its long-term goals of expanding its asset and earnings base through mergers and acquisitions, the Company will require substantial capital resources. The necessary resources will be generated from cash flow from operations, issuances of securities and/or borrowing against and/or the sale of assets.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  21

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

The Company's cumulative foreign exchange translation gain increased from E 1.3 million at December 31, 2001 to E 5.2 million at September 30, 2002.

The average and period end exchange rates for the U.S. dollar to the Euro for the periods indicated are as follows:


                              Quarter Ended               Quarter Ended
                            September 30, 2002          September 30, 2001
                        --------------------------   --------------------------
                        Period End  Period Average   Period End  Period Average
                        ----------  --------------   ----------  --------------
RATE OF EXCHANGE
Euro                      1.0123       1.0164           1.0990      1.1218


Based upon the period average exchange rate in the nine months ended September 30, 2002, the U.S. dollar decreased by approximately 3.7% in value against the Euro since December 31, 2001.

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

Stendal  Pulp  Mill  Project  Uncertainties
-------------------------------------------

The Stendal Project is subject to various risks and uncertainties customary to large "greenfield" projects of this nature which may result in the Stendal Project not proceeding or being completed as currently planned, including the availability and cost of materials and labour, construction delays, cost overruns, weather conditions, governmental regulations, availability of adequate financing, increases in long-term interest rates and increases in taxes and other governmental fees. The Stendal


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  22

Project is also subject to extensive and complex regulations and environmental compliance which may result in delays, in the project company and/or its shareholders, including the Company, incurring substantial costs in relation thereto or in the Stendal Project being amended or not being completed at all.

The implementation of the Stendal Project commenced in August 2002 and is expected to be completed in 2004. However, there can be no assurance that the Stendal Project will proceed or be completed as currently planned.

Forward-Looking  Statements
---------------------------

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgements in the course of preparing forward-looking statements.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
         MARKET  RISK

The Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Company manages these risks through internal risk management policies. As a result of the change in the Company's reporting currency from the U.S. dollar to the Euro, the Company is no longer sensitive to foreign currency exchange rate fluctuations in connection with cash restricted. The Company also uses derivative instruments in regard to its exposure to interest rate, currency and pulp price risks. The derivative instruments are not designated as hedging instruments for accounting purposes. The purpose of the derivative activity is speculative in nature, as management uses such tools either to augment the Company's potential gains or to reduce the Company's potential losses, depending on management's perception of future economic events and developments. If any of the variety of instruments and strategies the Company utilizes are not effective, the Company may incur losses. Many of the Company's strategies are based on historical trading patterns and correlations. However, these strategies may not be fully effective in all market environments or against all types of risks. Unexpected market developments may affect the Company's risk management strategies during this time, and unanticipated developments could impact the Company's risk management strategies in the future.

The Company has entered into currency and interest rate swaps ("Currency and Interest Swaps") in connection with its long-term indebtedness relating to the Conversion Project. The Company has also entered into the Stendal Interest Rate Swap Agreements in connection with its long-term indebtedness relating to the Stendal Project. In addition, the Company has entered into currency


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  23
forward contracts ("Currency Forwards"). The Company's Currency and Interest Swaps, Currency Forwards and the Stendal Interest Rate Swap Agreements are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period.

In  December  2000,  the  Company  entered  into  U.S.  dollar/Euro Currency and
Interest Swaps to manage its risk exposure with respect to in aggregate approximately E 223.3 million of the principal amount of its long-term indebtedness relating to the Conversion Project. These Currency and Interest Swaps were subsequently settled and realized in July 2002 at a gain of E 13.9 million, which was accrued for in the current period. A currency gain of E 0.2 million was recognized when loan repayments were made under the currency swap contracts during the current period.

As a consequence of the settlement of these Currency and Interest Swaps, interest on these swaps was paid from April 1, 2002 to September 29, 2002 at the six-month Euribor plus bank margin rate and 4.5% fixed rate including bank margin, as applicable, in accordance with the terms of the original underlying loans.

Subsequently in July 2002, the Company renewed these previously settled Currency and Interest Swaps in terms of both the currency and interest components.
The interest component of the swaps is required under the terms of the facility agreement related to the Company's long-term indebtedness in respect of the Conversion Project, and becomes effective for the period starting September 30, 2002. For the outstanding principal amounts of E 74.5 million and E 130.4 million under the facility agreement, all repayment installments from September 30, 2002 until September 30, 2013 and September 30, 2008, respectively, were swapped into U.S. dollar amounts at a rate of Euro 1.0050. The interest rates were swapped into the six-month U.S. dollar/Libor plus bank margin rate and three-month U.S. dollar/Libor rate, respectively, with a cap on both of these floating interest rates of 6.8% until September 28, 2007. As at September 30, 2002, a holding loss of E 3.7 million was recognized in the third quarter.

During the second quarter of 2001, the Company entered into two U.S. dollar/Euro Currency Forwards in the aggregate amount of approximately E 22.4 million, which matured in the second quarter of 2002 and a net gain of E 0.2 million was recognized in the current period.

During the second quarter of 2002, two U.S.$10 million Currency Forwards were sold and bought, effectively cancelling out each other, and a holding gain of E 0.6 million was recognized. One of these contracts matured in the third Quarter of 2002 and the other is to mature in the fourth quarter of 2002.

In July 2002, the Company sold a U.S. dollar/Euro Currency Forward in the amount Of U.S.$20 million. The contract is to mature in March 2003. A holding loss of E 0.2 million as at September 30, 2002 was recorded in the third quarter. The Company also settled a U.S.$1 million Currency Forward in the third quarter of 2002, resulting in a loss of E 80,000.

As at September 30, 2002, no derivative contract had been executed with respect to pulp prices.

In connection with the Facility, in the third quarter of 2002 ZSG entered into the Stendal Interest Rate Swap Agreements, which are variable-to-fixed interest rate swaps, for the term of the Facility, to manage its risk exposure with respect to an aggregate maximum amount of approximately E 612.6


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  24
million of the principal amount of its long-term indebtedness under the Facility. The swaps took effect on October 1, 2002 and are split into three periods, with the first period ending on May 3, 2004, the second period ending on April 1, 2005 and the third period ending upon maturity of the Facility. Under the swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the Tranches under the Facility. The swaps hedge the variable cash flow risk from the variable interest payments under the Facility. The swaps are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period. The notional amount under the swaps was E 612.6 million and a holding loss of E 22.0 million as at September 30, 2002 was recognized in the statement of operations for the nine months ended September 30, 2002.

The Company is exposed to modest credit-related risks in the event of non-performance by counterparties to derivative contracts. However, the Company does not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2001 for additional information concerning market risk.

ITEM 4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  25

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its annual meeting of shareholders on July 11, 2002. At the meeting, Jimmy S.H. Lee and R. Ian Rigg were elected Class II Trustees and Andrew Milligan was elected a Class III Trustee of the Company for three year terms as follows:


                                                     ABSTENTIONS AND
                    VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
                 ---------------  --------------     ----------------
Jimmy S. H. Lee        1,281,686       3,124,280                    -
R. Ian Rigg            1,281,686       3,124,280                    -
Andrew Milligan        4,412,186            2880                    -


C.S. Moon, Maarten Reidel and Michel Arnulphy continued their respective terms as Trustees of the Company. Jong L. Ryu replaced Andrew Milligan as a Trustee upon the retirement of Mr. Milligan during the period.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

     99.1 - Certificate  of  Chief  Executive  Officer

     99.2 - Certificate  of  Chief  Financial  Officer

(b)  Reports  on  Form  8-K
     ----------------------

     Form  8-K  dated  September  10,  2002:
        Item  5.  Other  Events

     Form  8-K/A  dated  October  4,  2002:
        Item  7.  Exhibits


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  26

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MERCER  INTERNATIONAL  INC.


                                    /s/  Maarten  Reidel
                                    ------------------------------------------
                                    Maarten  Reidel
                                    Vice President and Chief Financial Officer


Date:  November  14,  2002


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  27

                        CERTIFICATION OF PERIODIC REPORT

I,  Jimmy  S.H.  Lee,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Mercer International Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to  ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly  report   our   conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a)   all   significant   deficiencies  in  the  design  or   operation   of
          internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  14,  2002

                                               /s/  Jimmy  S.H.  Lee
                                               -------------------------
                                               Jimmy  S.H.  Lee
                                               Chief  Executive  Officer


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  28

                        CERTIFICATION OF PERIODIC REPORT

I,  Maarten  Reidel,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Mercer International Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to  ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly  report  our  conclusions   about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  14,  2002

                                             /s/  Maarten  Reidel
                                             ------------------------------
                                             Maarten  Reidel
                                             Chief  Financial  Officer


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  29