Form 10-K
period 2002-12-31
MERCER INTERNATIONAL INC
filed 2003-03-31
CIK 75659

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

                  For the fiscal year ended December 31, 2002

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

   ONE RENTON PLACE, 555 S. RENTON VILLAGE PLACE, SUITE 700, RENTON, WA 98055
                               ADDRESS OF OFFICE

       Registrant's telephone number including area code: (425) 687-4229

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           --------------------------

                 SHARES OF BENEFICIAL INTEREST, $1.00 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                                 TITLE OF CLASS

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/ No / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ National Market on such date, was approximately $133,287,192.

    As of March 21, 2003, the Registrant had 16,874,899 common shares of beneficial interest, $1.00 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
                                      PART I
Item 1.    BUSINESS....................................................          4
           The Company.................................................          4
           The Pulp Industry...........................................          6
           The Paper Industry..........................................          9
           Raw Materials...............................................          9
           Our Products................................................         11
           Sales, Marketing and Distribution...........................         13
           Capital Expenditures........................................         15
           Government Financing........................................         15
           Rosenthal Conversion Project and Financing..................         17
           Stendal Pulp Mill Project and Financing.....................         18
           Environmental...............................................         24
           Human Resources.............................................         25
           Additional Information......................................         26
Item 2.    PROPERTIES..................................................         26
Item 3.    LEGAL PROCEEDINGS...........................................         28
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........         28

                                     PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.......................................         29
Item 6.    SELECTED FINANCIAL DATA.....................................         30
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................         32
           Results of Operations.......................................         32
             Overview..................................................         32
             Year Ended December 31, 2002 Compared to the Year Ended
               December 31, 2001.......................................         34
             Year Ended December 31, 2001 Compared to the Year Ended
               December 31, 2000.......................................         36
           Liquidity and Capital Resources.............................         37
             Operating Activities......................................         37
             Investing Activities......................................         37
             Financing Activities......................................         38
             Sensitivity Analysis......................................         39
           Foreign Currency............................................         39
           Critical Accounting Policies................................         39
           Cautionary Statement Regarding Forward-Looking
             Information...............................................         41
           Inflation...................................................         44
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................         44
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................         49
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..................................         49

                                     PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........         50
Item 11.   EXECUTIVE COMPENSATION......................................         51
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT................................................         54
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............         55
Item 14.   CONTROLS AND PROCEDURES.....................................         55

                                     PART IV
Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.......................................................         56
           Financial Statements........................................         59
           Supplementary Financial Information.........................         82
           SIGNATURES..................................................         83

                           FORWARD-LOOKING STATEMENTS

    The statements in this report that are not based on historical facts are called "forward-looking statements" within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth under the sub-heading "Cautionary Statement Regarding Forward-Looking Information" in "Management's Discussion and Analysis of Financial Condition and Results of Operations". We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

                                 EXCHANGE RATES

    As of January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro, as a significant majority of our business transactions are originally denominated in Euros. Accordingly, our financial statements for the year ended December 31, 2002 included in this annual report are stated in Euros and our financial statements and other financial information for prior periods included in this annual report have been restated in Euros. We translate non-euro denominated assets and liabilities at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period.

    The following table sets out exchange rates, based on the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the "Noon Buying Rate", for the conversion of U.S. dollars to Euros in effect at the end of the following periods, the average exchange rates during these periods (based on daily Noon Buying Rates) and the range of high and low exchange rates for these periods:

                                                                    YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        2002       2001       2000       1999     1998(1)
                                                      --------   --------   --------   --------   --------
                                                                           (E/U.S.$)
End of period.......................................   0.9536     1.1227     1.0646     0.9937     0.8521
High for period.....................................   1.1638     1.1945     1.2087     0.9984     0.9476
Low for period......................................   0.9536     1.0487     0.9697     0.8422     0.8208
Average for period..................................   1.0660     1.1219     1.0901     0.9430     0.9033

------------------------

(1) As the Euro was introduced as of January 1, 1999, the exchange rates for 1998 are based upon the conversion of U.S. dollars to Deutschmarks and Deutschmarks to Euros. The Noon Buying Rate for the conversion of
    U.S. dollars to Deutschmarks at December 31, 1998 was $1.00 = DM1.6665. The average rate of exchange (based on daily Noon Buying Rates) for the conversion of U.S. dollars to Deutschmarks during 1998 was $1.00 = DM1.7667. The rate established by the European Union for the conversion of Deutschmarks to Euros is E1.00 = DM1.95583.

    On March 21, 2003, the Noon Buying Rate for the conversion of U.S. dollars to Euros was E0.9483 per U.S. dollar.

                                     PART I

ITEM 1.  BUSINESS

    In this document, please note the following:

    - references to "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise;

    - a "tonne" is one metric ton or 2,204.6 pounds;

    - information is provided as of December 31, 2002, unless otherwise stated;

    - all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; and

    - "E" refers to Euros; and "DM" refers to Deutschmarks, the lawful currency of Germany prior to the formal introduction of the Euro in 2002.

THE COMPANY

GENERAL

    Mercer is a business trust organized under the laws of the State of Washington in 1968. Under Washington law, shareholders of a business trust have the same limited liability as shareholders of a corporation.

    We operate in the pulp and paper business. Our operations are located primarily in Germany and we currently employ approximately 736 people.

    We operate a modern, efficient pulp mill, referred to as the "Rosenthal mill", that produces softwood kraft pulp. It has an annual production capacity of approximately 300,000 tonnes. The Rosenthal mill is the only producer of market kraft pulp in Germany. Our current pulp operations are conducted through Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG and its affiliates, or "Rosenthal", which are our wholly-owned subsidiaries.

    Our 63.6% owned project subsidiary, Zellstoff Stendal GmbH, or "Stendal", is implementing a "greenfield" project, referred to as the "Stendal project", to construct a new state-of-the-art softwood kraft pulp mill. The mill, referred to as the "Stendal mill", will have an annual production capacity of approximately 552,000 tonnes and will be located near the town of Stendal, Germany, approximately 300 kilometers north of the Rosenthal mill.

    We also operate two paper mills located at Heidenau and Fahrbrucke, Germany, collectively referred to as the "Paper mills", that produce specialty papers and printing and writing papers and have an aggregate annual production capacity of approximately 85,000 tonnes. Our paper operations are conducted through Dresden Papier GmbH and its affiliates, or "Dresden", which are our wholly-owned subsidiaries.

HISTORY AND DEVELOPMENT OF BUSINESS

    We originally invested in various real estate assets with the intention of becoming a real estate investment trust, but in 1985 changed our operational direction to acquiring controlling interests in operating companies. We acquired our current operations beginning in 1993.

    Over the last five years, we have expended an aggregate of approximately E399.6 million on capital investments at our pulp and paper mills, not including the Stendal project, to increase production capacity, improve efficiency, reduce effluent discharges and emissions and modernize the mills. Such capital investments were financed in large part through government guaranteed term financing and government grants of approximately E105.3 million. For more information about these grants, see "Business--Government Financing".

    In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity from approximately 160,000 tonnes to approximately 300,000 tonnes and reduced emissions and energy costs. The aggregate cost of the project was approximately E361.0 million.

    We completed financing arrangements and commenced construction of the Stendal mill in August 2002. The Stendal project is currently estimated to cost approximately E1.0 billion and is scheduled to be producing saleable kraft pulp in the third quarter of 2004. For more information about the Stendal project, see "Business -- Stendal Pulp Mill Project and Financing".

    Since 1998, we have also implemented a strategy to focus on our core operations and rationalize assets that either were not part of our core operations or did not provide the desired level of return. As a result, between 1998 and 2000, we took a charge of E17.9 million relating to our paper operations and sold four paper mills that produced packaging, carton and printing papers located at Greiz, Raschau, Trebsen and Hainsberg, Germany.

    The sale of these paper mills was the result of a strategic decision to withdraw from commodity paper grades produced principally from waste paper where we had little market share and, we believed, limited potential for long-term profitability. We continue to operate and upgrade the Heidenau and Fahrbrucke paper mills as they principally produce niche products and hold a significant market share in their respective markets. In December 2001, we acquired Landqart AG, or "Landqart", for approximately $2.7 million which operates a paper mill in Graubunden, Switzerland that produces specialty paper. At the end of 2002, we sold 20% of our interest in Landqart and reorganized our remaining interest into an indirect 39% minority interest through a limited partnership.

ORGANIZATIONAL CHART

    The following chart sets out our directly and indirectly owned principal operating subsidiaries, all of which are organized under the laws of Germany, and their principal activities:

                                   [GRAPHIC]

------------------------

(1) The Stendal mill is under construction.

(2) Managed and operated by Dresden.

CORPORATE STRATEGY

    Our corporate strategy is to create shareholder value within the context of an inclusive, stakeholder approach. We expect to pursue the expansion of our asset and earnings base globally through acquisitions and organic growth. We seek to acquire interests in companies and assets in the pulp and paper industry and related businesses where we can add value through focused management. We pursue organic growth through high return capital expenditures at our operating facilities to increase production, reduce costs and improve quality.

    The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity, the economy, interest rates and fluctuations in foreign currency exchange rates, all of which can have a significant influence on our selling prices and overall profitability. Customers in most markets in which we sell our products have a choice of suppliers. We compete with European and international pulp and paper firms ranging from very large integrated firms to smaller specialty firms. Many of these firms are larger than us and have greater financial resources, longer operating histories and larger sales organizations. The primary areas of competition include price, quality and service. Our competitive position is influenced by the availability and cost of our raw materials, energy and labor, and our plant efficiencies and productivity in relation to our competitors. We believe that the quality of our assets and the location of the Rosenthal mill and the Stendal mill provide us with a competitive advantage in terms of our products, transportation costs and ability to service our customers.

THE PULP INDUSTRY

GENERAL

    Pulp is used in the production of paper, tissues and paper related products. Pulp is generally classified according to fiber type, the process used and the degree to which it is bleached. Kraft pulp is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically treated pulp allows the wood's fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper related products.

    The market value of pulp depends in part on the raw materials, or fiber, used in the production process. There are two primary species of wood used as fiber: softwood and hardwood. Softwood species generally have long, flexible fibers which add strength to paper, while fibers from hardwood species contain shorter fibers which lend bulk and opacity. Northern bleached softwood kraft, or "NBSK", pulp, which is kraft pulp manufactured using northern softwood species, is a premium grade because of its relative strength. It generally obtains the highest price relative to other kraft pulps. NBSK pulp is the Rosenthal mill's, and will be the Stendal mill's, sole product.

    Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper related products.

PULP MARKETS

    Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. More than 100 million tonnes annually of bleached pulp is converted into printing and writing papers, tissues, cartonboards and other white grades of paper and paperboard around the world. Approximately 55% of this pulp is produced for internal purposes by integrated paper and paperboard manufacturers, and approximately 45% is produced for sale on the open market, referred to as "market pulp". Although demand is cyclical and has weakened during the recent global economic slowdown, demand for bleached market pulp has been growing at approximately 3% annually worldwide and approximately 2% annually in Europe.

    Approximately 14 million tonnes of market pulp is consumed in Europe annually, of which approximately 6.3 million tonnes is comprised of NBSK pulp. Germany is the largest pulp market in Europe and consumes approximately five million tonnes of market pulp annually. Approximately 35% of the market pulp consumed in Germany is NBSK grade.

    The markets for kraft pulp are cyclical in nature and demand for kraft pulp is related to global and regional levels of economic activity. A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide consumption of kraft pulp by the worldwide capacity for the production of kraft pulp, or the "consumption/capacity ratio". An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity and low inventories of kraft pulp. An increase in this ratio generally indicates greater demand as consumption increases, which generally results in rising kraft pulp prices and a build-up of inventories by buyers and a reduction by producers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading to a high level of inventory build-up by buyers. As demand falls, buyers generally reduce their purchases and rely on inventories of kraft pulp and many producers will run at lower operating rates by taking downtime to limit the build-up of their own inventories.

    The consumption/capacity ratio, excluding Indonesian and eastern European pulp producers, was approximately 89% in 2001 and approximately 91% in 2002. We expect the long lead time and significant capital investment required to bring new pulp mills on stream to limit growth in industry capacity in the next few years.

KRAFT PULP PRICING

    Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp prices. Kraft pulp prices are quoted in U.S. dollars. Historically, kraft pulp prices have been cyclical in nature. NBSK pulp prices between 1990 and 2002 ranged on average from a low of approximately $444 per tonne in 1993 to a high of approximately $875 per tonne in 1995.

    The 1995 price peak was followed by a steep decline as inventory levels for North American and Scandinavian, or "Norscan", producers grew to over
2.5 million tonnes by early 1996. Between 1996 and 1999, pulp prices remained relatively low due in part to the Asian financial crisis which began in late 1997.

    Prices started to recover in 1999 due to a combination of factors including a recovery in the Asian economy, the shutdown of unprofitable mills or older mills in need of environmental upgrades and a decline in capacity expansion. This contributed to tightening inventory levels among Norscan producers, which fell to approximately 1.1 million tonnes in June 2000, resulting in prices increasing to an average of approximately $710 per tonne in the fourth quarter of 2000. However, the decline of the American and major European economies in 2001 caused a sharp reduction in paper demand. As a result, Norscan pulp inventories rose to a high of approximately two million tonnes in early 2001 and price levels eroded to an average of approximately $460 per tonne in late 2001. Inventory levels ranged between approximately 1.3 million and 1.9 million tonnes in 2002, and prices averaged approximately $463 per tonne in 2002. Lower producer inventories in early 2003 resulted in producers increasing list prices for kraft pulp in Europe to approximately $520 per tonne in March 2003.

THE MANUFACTURING PROCESS

    The following diagram provides a simplified description of the Rosenthal mill's manufacturing process:

                                   [GRAPHIC]

    In order to transform wood chips into kraft pulp, wood chips undergo a multi-step process involving the following principal stages: chip screening, digesting, pulp washing, and screening, bleaching and drying.

    In the initial processing stage, wood chips are screened to remove oversized chips and sawdust and are conveyed to a pressurized continuous digester where they are heated and cooked with chemicals. This process softens and eventually dissolves the phenolic material called lignin that binds the fibers to each other in the wood.

    Cooked pulp continuously flows out of the digester and is washed and screened to remove most of the residual spent chemicals, called black liquor, and partially cooked wood chips. The pulp then undergoes a series of bleaching stages where the brightness of the pulp is gradually increased. Finally, the bleached pulp is sent to the pulp machine where it is dried to achieve a dryness level of more than 90%. The pulp is then ready to be baled for shipment to customers.

    A significant feature of kraft pulping technology is the recovery system, whereby chemicals used in the cooking process are captured and extracted for re-use, which reduces chemical costs and improves environmental performance. During the cooking stage, dissolved organic wood materials and black liquor are extracted from the digester. After undergoing an evaporation process, black liquor is burned in a recovery boiler. The chemical compounds of the black liquor are collected from the recovery boiler and are reconstituted into cooking chemicals used in the digesting stage through additional processing in the recausticizing plant.

    The heat produced by the recovery boiler is used to generate high-pressure steam. Additional steam is generated by a power boiler through the combustion of biomass consisting of bark and other wood residues from sawmills, residue generated by the effluent treatment system and natural gas. The steam produced by the recovery and power boilers is used to power a turbogenerator to generate electricity, as well as to provide heat for the digesting and pulp drying processes.

THE PAPER INDUSTRY

    Prices and profitability in the paper industry are driven primarily by global supply and demand. Demand is strongly influenced by global and regional levels of economic activity. Supply is determined by industry capacity and operating rates. In general, the paper industry has experienced periods of supply and demand imbalance. When demand increases, prices rise, which leads producers to increase their capacity and operating rates. As supply increases in response, price competition increases, driving prices lower.

    Specialty papers that we produce are comprised of coated and uncoated wallpaper, non-woven wallpaper base, pre-impregnated decor paper and greaseproof paper.

    Wallpaper can be coated with an agent to enhance its appearance and printing capability. In addition, non-woven wallpaper contains a certain proportion of synthetic fibers so that it does not expand when wet, paste can be applied to the wall instead of the wallpaper and it can be easily torn from the wall, or drystripped. Demand for wallpaper is related to activity in the construction and refurbishing industries, which have been relatively strong due to low interest rates in most industrialized countries. Non-woven wallpapers are the fastest growing category of wallpaper. The non-woven wallpaper market is in a period of capacity shortage and demand is primarily driven by quality rather than price. Non-woven wallpaper is generally sold at a premium to woven wallpaper and we expect premiums and higher margins to persist as long as capacity shortages continue.

    Decor papers are used in laminate flooring, interior panels, furniture and other applications to provide a decorative surface. Decor papers can be pre-impregnated with an agent to provide extra strength. Demand for decor paper is related to activity in the construction and refurbishing industries. In periods when prices increase, consumers often substitute less expensive alternatives for more expensive wood-based material. Historically, markets for pre-impregnated decor paper have grown faster than the decor paper market. The main markets for decor paper are in Europe. In 2001, the market for decor paper in Germany was approximately 154,000 tonnes. The pre-impregnated decor paper market is in a period of capacity shortage and demand is primarily driven by quality rather than price. Growth in the pre-impregnated decor market has been steady in recent years.

    Greaseproof paper is a consumer oriented product that can be used for, among other things, baking and the packaging of food products such as fast foods.

    Printing and writing papers include uncoated woodfree papers. Woodfree papers generally contain less than 10% mechanical pulp. Uncoated woodfree papers can be finished to enhance their surface and are often used to print less costly products. The global demand for printing and writing paper increased by approximately 2.5% from approximately 91.4 million tonnes in 2001 to approximately 93.7 million tonnes in 2002, including approximately 28.5 million tonnes in western Europe. The global demand for uncoated woodfree paper in 2002 was approximately 42.6 million tonnes.

RAW MATERIALS

    The Rosenthal mill is situated in a region which offers an ample and stable supply of fiber. The fiber consumed by the Rosenthal mill consists of wood chips produced by local sawmills and pulpwood, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulpwood processed, or chipped, especially for this purpose. Pulpwood consists of lower quality logs not used in the production of lumber. The costs of wood chips and pulpwood in Germany are primarily affected by the supply and demand for lumber. In 2002, the Rosenthal mill consumed approximately 1.6 million cubic meters of fiber. Approximately 69%, or approximately 1.1 million cubic meters, of such consumption was in the form of sawmill wood chips. The balance of approximately 31%, or approximately 0.5 million cubic meters, was in the form of pulpwood. Approximately 85 to 90% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine.

    The wood chips for the Rosenthal mill are sourced from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is the best economic outlet for the sale of wood chips in the area. We believe the Rosenthal mill's fiber costs have historically been among the lowest for European pulp producers. The Rosenthal mill's transportation division, which operates approximately 51 trucks, handled approximately 61% of our wood chip deliveries to the mill in 2002. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any fiber supply interruptions at the Rosenthal mill.

    Wood chips are normally sourced from sawmills under one year or quarterly supply contracts with fixed volumes, which provide for price adjustments. Pulpwood is partly sourced from the state forest agency in Thuringia on a contract basis and partly from private holders, on the same basis as wood chips. We organize the harvesting of pulpwood sourced from the state forest agency in Thuringia after discussions with the agency regarding the quantities of pulpwood that we require.

    The Rosenthal mill's fiber requirements were historically procured principally by SCA Holz, a large wood supply company. In 2002, SCA Holz procured approximately 25% of the fiber for the Rosenthal mill. Our agreement with SCA Holz expires in April 2003 and will not be renewed. We have organized our own internal wood procurement department to handle and source the fiber requirements for the Rosenthal mill. Four people are employed in the department currently and we expect to hire an additional four to five people. The department will continue to procure fiber for the Rosenthal mill from many of the same sources and under similar terms as under our agreement with SCA Holz. We believe that handling our own fiber procurement will reduce our operating costs over the long-term due to the elimination of third party fees paid for sourcing fiber.

    The Stendal mill will be situated in a region which offers an ample and stable supply of fiber. The fiber consumed by the Stendal mill will consist of wood chips and pulpwood. When fully operational, the Stendal mill is expected to consume approximately 2.8 to 3 million cubic meters of fiber annually. The core wood supply region for the Stendal mill will include most of the northern part of Germany within an approximately 240 kilometer radius of the mill. The wood supply potential in this core region is not yet fully utilized and we expect that it should be able to supply 80% of all of the fiber needed by the mill. We expect to obtain the balance primarily from southwestern and southern Germany. The fiber base in the planned wood supply area for the Stendal mill consists of approximately 80% pine and 20% spruce and fir. We expect approximately 25% of the fiber consumed by the Stendal mill to be in the form of sawmill wood chips and approximately 75% in the form of pulpwood. The Stendal mill will have sufficient chipping capacity to fully operate using solely pulpwood, if required. We expect to source wood chips from sawmills within an approximately 360 kilometer radius of the mill. We expect to source pulpwood partly from private forest holders and partly from state forest agencies in Thuringia, Sachsen-Anhalt and Brandenburg. In 2002, Stendal, in part to demonstrate to its senior lenders the availability of its required fiber, obtained non-binding letters of intent from potential wood chip and pulplog suppliers to supply fiber well in excess of its needs. In 2003 and 2004, Stendal expects to put into place definitive supply arrangements similar to those of the Rosenthal mill. The Stendal mill is expected to be the largest consumer of wood chips in Germany and, together with the Rosenthal mill, provide the best economic outlet for the sale of wood chips in eastern Germany.

    Stendal is establishing its own wood procurement organization to handle the fiber requirements for the Stendal mill. This division would focus on three principal activities, being wood procurement and sales, harvesting, and transportation. The procurement and sales main activity will be to procure the required wood chip and pulplog assortments for the mill's annual production. In conjunction with this activity, it may also procure higher quality sawlogs, either through harvesting or through purchases that it can sell or trade with others for wood chips in order to optimize the fiber mix. We expect these activities to employ up to 17 people. The harvesting activities will focus on acquiring up to approximately 800,000 cubic meters per annum of harvestable timber, of which approximately 75% would be pulpwood and the balance would be higher quality logs to be sold or traded to third parties for wood chips. We expect that approximately half of this volume may be harvested directly by us and the other half would be contracted out to third parties. When fully operational, we expect to engage up to 60 people in this division. Transportation activities would focus on managing, controlling and optimizing shipping and flows of pulpwood to the mill. When fully operational, we expect that the transportation activities may employ up to 36 people.

    When the Stendal mill commences production, we expect to be the largest consumer of wood chips and pulplogs in Germany. We intend to coordinate and integrate the wood procurement activities for the Rosenthal mill and the Stendal mill to realize on a number of potential synergies between them. These include reduced overall personnel and administrative costs, greater purchasing power and coordinated buying and trading activities. We also believe such coordination and integration of fiber flows will allow us to optimize transportation costs, and the species and fiber mix for both mills.

    The fiber used by the Paper mills consists of pulp and waste paper (recycled paper), which are cyclical in both price and supply. The cost of this fiber is primarily affected by the supply and demand for paper and pulp. In 2002, approximately 76%, or approximately 45,184 tonnes, of the fiber consumed by our Paper mills was in the form of market pulp and chemical additives. Market pulp and chemical additives are available at market prices from various suppliers throughout Europe. The balance of approximately 24%, or approximately 14,135 tonnes, of the fiber consumed by our Paper mills was in the form of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp. We have not historically experienced any fiber supply interruptions at our Paper mills.

OUR PRODUCTS

    We manufacture and sell softwood kraft pulp and two primary classes of paper products. Our products are produced from both virgin fiber, being wood chips, pulpwood and chemical woodfree pulp, and recycled fiber, being waste paper.

PULP

    In early 2000, we completed the conversion of the Rosenthal mill to the production of kraft pulp. The kraft pulp produced at the Rosenthal mill is a long-fibred softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulpwood. A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Rosenthal mill has the capability of producing both "totally chlorine free" and "elemental chlorine free" pulp. Totally chlorine free pulp is bleached to a high brightness using oxygen, ozone and hydrogen peroxide as bleaching agents, whereas elemental chlorine free pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent.

    Kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Kraft pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price. Through a focused technical and marketing effort, we have changed the mix of the kraft pulp that we produce to substantially increase our relative amount of reinforcement fibers from approximately 16% at the beginning of 2000 to approximately 39% at the end of 2002.

    We produce pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice.

    The Rosenthal mill is located in the State of Thuringia and has an annual production capacity of approximately 300,000 tonnes. For more information about the facilities at the Rosenthal mill, see "Business -- Rosenthal Conversion Project and Financing" and "Properties".

    The kraft pulp that will be produced at the Stendal mill will be of a slightly different grade than the kraft pulp produced at the Rosenthal mill as the mix of softwood fiber used will be slightly different. The Stendal mill will also have the capability of producing both totally chlorine free and elemental chlorine free pulp. The Stendal mill, being constructed in the State of Sachsen-Anhalt, is scheduled to begin producing saleable kraft pulp in the third quarter of 2004, with an overall design capacity of approximately
552,000 tonnes per annum. For more information about the facilities at the Stendal mill, see "Business -- Stendal Pulp Mill Project and Financing" and "Properties".

PAPER

    Our paper manufacturing strategy has focused on utilizing our existing machines, with certain modifications, in combination with our skilled workforce, to principally produce niche products. As a result, we have divested certain paper mills which focused on packaging, carton and recycled printing and writing papers, and shifted our production away from woodfree printing and writing papers.

    The following table sets out the primary classes of paper products that we produce and the mills at which they are produced:

PAPER PRODUCT CLASS     MILL         PRODUCT DESCRIPTION
-------------------     ----         -------------------
Specialty Paper.......  Heidenau     Coated and uncoated wallpaper and non-woven wallpaper base
                        Fahrbrucke   Greaseproof paper and pre-impregnated decor paper

Printing Paper........  Fahrbrucke   Printing and writing paper

    We sell our wallpaper and non-woven wallpaper base primarily to specialty paper converters and printers. It is used primarily in new construction and in the renovation industry in residential housing and commercial buildings. We sell our pre-impregnated decor paper primarily to specialist converters serving furniture and flooring producers. It is used primarily for furniture coverings. We sell our greaseproof paper to paper converters supplying the food industry. It is used primarily for wrapping and baking food. We sell our printing and writing papers primarily to traders, converter suppliers and paper wholesalers.

    We currently manufacture from two facilities located in Germany. For more information about the facilities at the Paper mills, see "Properties". In addition to these two wholly-owned mills, we have an equity interest in the Landqart mill in Switzerland, which also produces specialty papers.

SALES, MARKETING AND DISTRIBUTION

    The distribution of our pulp and paper sales volume and revenues by product class, and revenues by geographic area is set out in the following table for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             2002           2001           2000
                                                           --------       --------       --------
                                                                          (TONNES)
SALES VOLUME BY PRODUCT CLASS
Pulp(1)..................................................   293,607        285,654        239,552

Papers
  Packaging Papers.......................................        --             --         29,111(2)
  Specialty Papers.......................................    61,727(3)      40,437(3)      41,422
  Printing Papers........................................    23,195         26,815         53,552(4)
                                                           --------       --------       --------
    Total Papers.........................................    84,922         67,252        124,085
                                                           --------       --------       --------
Total(1).................................................   378,529        352,906        363,637
                                                           ========       ========       ========
                                                                       (IN THOUSANDS)
REVENUES BY PRODUCT CLASS
Pulp(1)..................................................  E130,173       E146,245       E159,713

Papers
  Packaging Papers.......................................        --             --          9,512(2)
  Specialty Papers.......................................    79,358(3)      35,959(3)      35,964
  Printing Papers........................................    18,352         22,797         39,870(4)
                                                           --------       --------       --------
    Total Papers.........................................    97,710         58,756         85,346
                                                           --------       --------       --------
Total(1).................................................  E227,883       E205,001       E245,059
                                                           ========       ========       ========
                                                                          (TONNES)
REVENUES BY GEOGRAPHIC AREA
Germany..................................................  E 88,809       E 94,486       E103,591
European Union(5)........................................    77,658         71,954         83,444
Eastern Europe and Other.................................    61,416         38,561         58,024
                                                           --------       --------       --------
Total(1).................................................  E227,883       E205,001       E245,059
                                                           ========       ========       ========

------------------------

(1) Excluding intercompany sales volumes of 10,768, 10,447 and 1,893 tonnes of pulp and intercompany net sales revenues of approximately E4.9 million, E5.8 million and E1.4 million in 2002, 2001 and 2000, respectively.

(2) We sold our packaging paper mill in Trebsen effective June 2000 and no longer produce packaging papers. Sales of approximately 29,111 tonnes for approximately E9.5 million from the Trebsen mill are included in our results for 2000.

(3) We acquired the specialty paper mill in Landqart effective December 2001 and we reorganized our interest in Landqart at the end of 2002. Sales from the Landqart mill are not included in our results for 2001, but are included for 2002. The Landqart mill sold approximately 18,613 tonnes for approximately E43.2 million in 2001 and approximately 18,222 tonnes for approximately E39.7 million in 2002. As of December 31, 2002, our interest in the Landqart mill will no longer be consolidated and will be included in our financial results on an equity basis.

(4) We sold our printing paper mill in Hainsberg effective November 2000. Sales of approximately 24,964 tonnes for approximately E16.8 million from the Hainsberg mill are included in our results for 2000.

(5) Not including Germany.

    The following charts illustrate the geographic distribution of our revenues for the periods indicated:

         Year Ended                     Year Ended                     Year Ended
      December 31, 2002              December 31, 2001              December 31, 2000
      -----------------              -----------------              -----------------


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   EUROPEAN(1) UNION      34.1%
Germany                   39.0%
Eastern Europe and Other  26.9%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   EUROPEAN(1) UNION      35.1%
Germany                   46.1%
Eastern Europe and Other  18.8%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   EUROPEAN(1) UNION      34.0%
Germany                   42.3%
Eastern Europe and Other  23.7%

------------------------

(1) Not including Germany.

    A large proportion of our kraft pulp sales in western Europe were historically handled through a sales agency agreement with Oy Metsa Botnia Ab, or "Metsa", a member of the M-Real Group of Finland which operates a number of different paper mills. These sales comprised approximately 41%, 37% and 42% of our total pulp sales in 2002, 2001 and 2000, respectively. Sales and marketing in other countries were conducted by our own sales staff and through independent agents. We chose not to renew our sales agency agreement with Metsa when it expired in December 2002. As a result, the M-Real Group is not expected to be a significant customer in the future. We have successfully placed with other customers all of the volumes formerly sold to the M-Real Group. We are now conducting all sales and marketing of our kraft pulp internally through our sales staff and through independent agents. We believe that this allows us to better coordinate our pulp sales and results in reduced sales and marketing costs due to reduced third party fees in the distribution of our products. When the Stendal mill is fully operational, we expect to sell substantially all of its kraft pulp production in continental Europe.

    The Rosenthal mill is the only market kraft pulp producer in Germany, which is one of the leading import markets for kraft pulp in western Europe. We therefore have a material competitive transportation cost advantage compared to North American and Scandinavian pulp producers. Due to the Rosenthal mill's central location, it delivers pulp to customers primarily by truck. Most trucks that deliver goods into eastern Germany generally do not also haul goods out of the region as eastern Germany is primarily an importer of goods. We are therefore able to obtain relatively low freight rates for the delivery of our products to many of our customers. Further, the Rosenthal mill's transportation division handled approximately 7% of the Rosenthal mill's pulp deliveries in 2002. Approximately 53% of our pulp sales in 2002 were to customers or destinations located within a 500 kilometer radius of the Rosenthal mill. As a result, we can generally supply our pulp customers faster than our competitors because of the short distances between the Rosenthal mill and our customers. For our customers in western Europe, we can, if requested, often supply them with pulp within a day of it being ordered. This permits us to be a "just in time" supplier to our customers. When operational, the Stendal mill should also have similar advantages over Norscan producers based upon its location.

    Our pulp sales are on customary industry terms. At December 31, 2002, we had no material payment delinquencies. In 2002 one customer accounted for approximately 12%, in 2001 two customers accounted for approximately 22% and in 2000 one customer accounted for approximately 27% of our pulp sales. As our pulp was delivered to a number of different paper mills of the M-Real Group and its affiliates, pulp sales have not been dependent upon the activities of any single paper operation.

    Our paper sales operations focus primarily on Europe and are responsible for the majority of our paper sales. Our paper sales conducted through agents were approximately 27% of total paper sales in 2002, compared to approximately 30% in 2001 and 29% in 2000. We sell the majority of our paper products to paper converters, printers and wallpaper manufacturers.

    Our paper sales are also on customary industry terms. At December 31, 2002, we had no material payment delinquencies. No single customer accounted for more than 10% of our paper sales in 2002, 2001 or 2000. Our paper sales are not dependent upon a single customer or upon a concentrated group of major customers.

CAPITAL EXPENDITURES

    In 2002, we continued with our capital investment programs designed to increase production capacity, improve efficiency and reduce effluent discharges and emissions at our manufacturing facilities. The improvements made at our mills over the past five years have reduced operating costs and increased the competitive position of our facilities.

    Our capital investments at the Rosenthal mill were approximately
E3.4 million, E7.4 million and E23.8 million in 2002, 2001 and 2000, respectively, and we estimate them to be approximately E4.1 million for 2003. In addition, in 2002 we commenced a strategic capital project to reconstruct the landfill at the Rosenthal mill so that it will be useable for an additional
15 years. We estimate the total cost of this reconstruction to be approximately E7.6 million, which Rosenthal is fully funding through a bank loan. Of this amount, we incurred E5.0 million in 2002 and we will incur the remainder in 2003, which is when the reconstruction is expected to be completed. We estimate this project to have an approximately three-year payback period and the project requires no equity investment on our part.

    Construction of the Stendal mill commenced in August 2002. Total capital costs in respect of the project in 2002 were approximately E186.9 million. For more information about the Stendal project, see "Business -- Stendal Pulp Mill Project and Financing".

    Our capital investments at our paper operations were approximately
E5.4 million, E2.7 million and E3.3 million in 2002, 2001 and 2000, respectively. In 2003, we estimate capital investments to be approximately
E13.2 million relating primarily to quality and productivity upgrades of the paper machines at the Paper mills, replacement of a turbine at the Heidenau mill and the completion of a wastewater treatment plant at the Fahrbrucke mill. Our capital investments at our Paper mills in 2002 included the replacement of a gas turbine and construction of the first stage of a wastewater treatment plant at the Fahrbrucke mill, at a cost of approximately E0.9 million and E0.7 million, respectively. We also adjusted the paper machine at the Fahrbrucke mill to produce pre-impregnated decor paper at a cost of approximately E0.6 million. We continue to review strategic initiatives designed to upgrade the product mix at our Paper mills and enhance returns.

    Over the last five years we have invested an aggregate of approximately E399.6 million in gross capital improvements at our facilities, not including the Stendal project. Our significant level of capital investment has largely been facilitated by government financing and assistance initiatives in Germany.

    Our capital investments to reduce effluent discharges have offset wastewater fees that we would otherwise be required to pay. We estimate the aggregate wastewater fees we saved over the last five fiscal years as a result of environmental capital expenditures to be approximately E18.2 million. For more information about our environmental capital expenditures, see
"Business -- Environmental".

GOVERNMENT FINANCING

GRANTS

    Our capital investment programs are partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Pursuant to the current terms of these grants, federal and state governments will provide funding for up to 35% of the cost of qualified investments. The terms of such government grants also require that at least one permanent job be created for each E500,000 of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Such government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such grants provided in respect of our Rosenthal mill and being provided in respect of the Stendal project, we have agreed to maintain stipulated job levels at each operation for the specified five-year period. For more information, see "Business -- Human Resources". We believe that we are in compliance with all of the terms and conditions governing the government grants we have received.

    Such government grants are not reported in our income but instead reduce the cost basis of the assets purchased with these grants.

    The following table sets out the capital expenditures and government grants recorded for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                    TOTAL           2002       2001       2000       1999       1998
                                   --------       --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Capital expenditures, gross(1)...  E399,606(2)    E13,800    E10,097    E 27,028   E271,382   E77,299
                                   ========       =======    =======    ========   ========   =======
Government grants................  E105,329       E 1,176    E 2,450    E 55,355   E 31,847   E14,501
                                   ========       =======    =======    ========   ========   =======

------------------------

(1) Not including the Stendal project.

(2) The total cost of the conversion of the Rosenthal mill to produce kraft pulp was approximately E361.0 million. We also received government grants totaling approximately E101.7 million in connection with such capital investments. For more information about the Rosenthal mill, see
    "Business -- Rosenthal Conversion Project and Financing".

    In addition, the Stendal project qualifies for approximately E274.5 million of government grants. For more information about the Stendal project, see "Business -- Stendal Pulp Mill Project and Financing".

    The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

                                                              AS AT DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Properties, net (as shown on consolidated balance sheets)...  E441,990   E278,617
Add back: government grants less amortization, deducted from
  properties................................................    85,358     91,073
                                                              --------   --------
Properties, gross amount including government grants less
  amortization..............................................  E527,348   E369,690
                                                              ========   ========

LOAN GUARANTEES

    Loan guarantees are available from German federal and state governments for up to 80% of the borrowed amount for qualifying capital investments made in certain parts of Germany. These guarantees are provided by German federal and state governments to assist any qualifying businesses with financing capital investments. The guarantees permit qualifying businesses to obtain term loans for such capital investments on terms and at interest rates that are more favorable than available in the general market. In addition, subsidized interest rate loans are available from public financial institutions in Germany, which provide loans at below market interest rates for qualified investments.

    These loan guarantees have permitted us to obtain a significantly greater amount of financing for the project to convert the Rosenthal mill to the production of kraft pulp, as well as the construction of the Stendal mill, at substantially more favorable rates and upon substantially more favorable terms than would otherwise have been available.

ROSENTHAL CONVERSION PROJECT AND FINANCING

    In late 1999, we completed a major capital project to convert the Rosenthal mill to the production of kraft pulp and increase its annual production capacity to approximately 280,000 tonnes. Through subsequent minor capital investments and efficiency improvements, the annual production capacity at the Rosenthal mill has been increased to approximately 300,000 tonnes. The project has also substantially reduced effluent and sulphur dioxide emissions and has reduced energy costs, with natural gas consumption decreasing by approximately 46.9% during the period from the beginning of 2000 to the end of 2002 as a result of operating efficiencies.

    The aggregate cost of the project, including project financing, capitalized interest of approximately E14.1 million and related costs and an amount for contingencies, was approximately E361.0 million. The project was financed through a combination of a project loan supported by government guarantees, government grants and an equity investment made by us.

    The following summary of the material provisions of the project loan agreement is not complete and these provisions, including definitions of certain terms, are qualified by reference to the project loan agreement and the applicable amendment agreements on file with the SEC.

    In 1998, Rosenthal entered into a project loan agreement, as amended, having a 15 year term with a German bank and other syndicated lenders in the aggregate amount of E259.7 million (DM508.0 million), referred to as the "Rosenthal Loan Facility", to finance the project. The Rosenthal Loan Facility is secured by liens on all of the assets of Rosenthal and the German federal government and the state government of Thuringia provided a guarantee for 80% of the facility. We have agreed with the lenders under the Rosenthal Loan Facility that, so long as Rosenthal has liability thereunder, to retain control over at least 51% of the voting shares of Rosenthal.

    The rate of interest under the Rosenthal Loan Facility, other than for amounts drawn as special credits, is an amount equal to the three or six month Euribor rates plus a margin of between 60 and 75 basis points. The amounts drawn as special credits, under programs established by certain German public banks for projects which enhance environmental performance, are part of the overall Rosenthal Loan Facility and repayment structure. The rates of interest for the special credits are set for the first 10 years at an annual amount equal to the lenders' variable costs of such funds. The rates of interest will be adjusted and reset after 10 years for the balance of the term. These special credits permit qualifying borrowers to borrow money at favorable rates of interest.

    As part of the Rosenthal Loan Facility, there is a credit line which allows for derivative transactions, subject to certain controls, including certain maximum notional and at-risk amounts, to manage risk. Rosenthal has entered into derivative instruments with the lead bank under the Rosenthal Loan Facility to manage its risk exposure with respect to certain amounts outstanding thereunder. For more information about these derivative instruments, see "Quantitative and Qualitative Disclosures About Market Risk -- Derivative Instruments".

    Repayment of the Rosenthal Loan Facility commenced on March 31, 2001. During 2002, we repaid E12.5 million of the principal amount of the Rosenthal Loan Facility and at year end E204.9 million was outstanding. Of this amount, an aggregate of E130.4 million was drawn by Rosenthal pursuant to special credit programs.

    In addition to the government guarantee, the state government of Thuringia provided government grants of E73.6 million (DM144.0 million) in respect of the project. The German federal government also provided, under existing programs, government grants totaling E27.1 million (DM53.0 million) in respect of the project. As of December 31, 2002, Rosenthal had received government grants totaling approximately E101.7 million for the Rosenthal mill conversion.

    The sulphite pulp production at the Rosenthal mill was shut-down in July 1999 to implement the conversion to kraft pulp. The mill was successfully started-up to produce kraft pulp in December 1999. The Rosenthal mill was producing at approximately 89% of its original planned conversion capacity in the first year and was producing at full capacity by the end of 2000.

STENDAL PULP MILL PROJECT AND FINANCING

THE PROJECT

    Our 63.6% owned subsidiary, Stendal, is the project company formed to develop, construct and operate the Stendal mill. The other shareholders of Stendal are RWE Industrie-Losungen GmbH, or "RWE", as to a 29.4% interest and AIG Altmark-Industrie AG, or "AIG", as to a 7.0% interest. RWE is a subsidiary of the second largest utility company in Germany and is experienced in the construction of pulp mills. AIG is a German real estate company which owns 1,050 acres of a 1,250 acre industrial park on which the Stendal mill will be situated.

    The Stendal mill is a "greenfield" softwood kraft pulp mill that is being constructed at a total cost of approximately E1.0 billion near the town of Stendal, in the German State of Sachsen-Anhalt. The mill will be a modern, state-of-the-art single line mill with an anticipated annual production capacity of approximately 552,000 tonnes. The overall mill design is based on proven or existing processes and technologies. The process and mill operations will be highly automated to ensure stable operation and pulp quality. The mill process will be a modern but ordinary kraft pulping process that emphasizes environmentally sound operational principles. The Stendal mill will use a batch pulp cooking process. Batch cooking allows for different grades to be batch produced for different end uses.

    Construction of the Stendal mill commenced on August 26, 2002. The Stendal mill will be located approximately 300 kilometers north of the Rosenthal mill. As a result of the proximity of the Stendal mill to the Rosenthal mill and the use of similar equipment at both mills, we believe we will be able to realize operating synergies between the two operations, particularly in the areas of raw material costs, production engineering, maintenance and marketing.

    The Stendal mill will be situated on an approximately 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park. The balance of the industrial park is owned by AIG, which is seeking to develop the park. Although no assurances can be provided that any development will occur and we are not directly a party to these discussions, we are aware of third party proposals to build manufacturing facilities on the balance of the industrial park that would be complementary to our pulp operations. These include a sawmill and a tissue mill.

    When completed, the Stendal mill will be the largest market kraft pulp facility in Germany, the only other being our Rosenthal mill. We anticipate that the addition of production from the Stendal mill will allow us to expand our customer base, as our two pulp mills will produce slightly different grades of softwood kraft pulp.

    When the Stendal mill is fully operational, we anticipate that we will have an aggregate annual production capacity of approximately 852,000 tonnes of NBSK pulp from our two mills.

    The summaries of certain material provisions of agreements entered into in connection with the Stendal project set forth herein are not complete and such summaries, including definitions of certain terms, are qualified in their entirety by reference to such agreements on file with the SEC.

CONTROL AND MANAGEMENT

    We, Stendal and its other shareholders, RWE and AIG, entered into a shareholders' agreement dated August 26, 2002 to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. Pursuant to the shareholders' agreement, we are entitled to transfer up to 12.5% of our interest in Stendal without the prior consent of the other shareholders. The shareholders' agreement provides that Stendal's managing directors may be appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal's share capital. If a shareholder is in default under the shareholders' agreement or commits certain acts of insolvency or bankruptcy, it shall be considered to be a defaulting shareholder and must offer to sell its share capital and shareholder loans to the remaining shareholders on a pro rata basis, to a third party nominated by the other shareholders or permit them to be redeemed by Stendal. Other than in circumstances where a shareholder is considered to be a defaulting shareholder, the shareholders' agreement does not provide for any mandatory or forced purchases and sales of a shareholder's interest in Stendal.

    In addition to integrating the wood procurement activities at the Rosenthal and Stendal mills, we plan to coordinate other activities and operations between the two mills to realize efficiencies and optimize the cost structure of each mill. Such activities include establishing a unified sales organization to conduct the sales and marketing of the pulp produced by both mills. Mercer currently coordinates the pulp sales of the Rosenthal mill pursuant to a sales agency agreement with Rosenthal whereby we receive a commission on overall sales. We intend to establish a similar arrangement for the Stendal mill when it is operational. Other activities that we intend to coordinate between the two mills include purchases of supplies and stores, maintenance activities, workforce and management training and transportation.

EPC CONTRACT

    The Stendal mill is to be constructed under a E716.0 million fixed-price turn-key engineering, procurement and construction, or "EPC", contract between Stendal and RWE. RWE's obligations under the EPC contract are guaranteed by its parent company.

    The contract price for the completion of the project is fixed, taking into account all risks associated with the project and is subject only to certain changes that we cause or agree to, changes that arise due to changes in the law and specified events of force majeure. Payments under the EPC contract are to be made periodically against milestones as and when achieved by RWE.

    Under the EPC contract, RWE is responsible for all planning, design, engineering, procurement, construction and testing in connection with the build-out and start-up of the mill. We are responsible for obtaining legal title and possession of the site and providing the site and certain equipment, materials and services, as well as personnel, raw materials and other items in connection with the start-up of the mill. RWE is also primarily responsible for obtaining construction and operating permits. We will construct approximately E23.5 million of the site infrastructure and additional general site infrastructure connections will be constructed by the local government. The costs of such infrastructure construction are 90% subsidized and co-financed by us, among others. Our co-financing obligations amount to approximately E3.0 million and are funded out of the project loan facility.

    Construction of the mill is scheduled to be completed in June 2004. Start-up of the mill is to occur in July 2004, with production of saleable kraft pulp to begin in the third quarter of 2004. Our acceptance of the mill and related works is to occur by December 2004. Between July and December 2004, the mill will undergo extensive testing and evaluation to determine whether mechanical completion has occurred and whether certain performance requirements have been met, referred to as the "Acceptance Test". The Acceptance Test requires that the mill continuously produce pulp for a 72-hour period. If acceptance of the mill has not occurred prior to December 2004, RWE has agreed to pay liquidated damages equal to 0.4% of the contract price per week of delay, up to a maximum of 12% of the contract price. If certain performance requirements are not met within the terms of the agreement, subject to certain conditions, RWE has agreed to pay liquidated damages totaling up to a maximum of 10% of the contract price. The combined amounts that may become payable to us by RWE as a result of delays in completion and failure to meet performance requirements are capped at 17% of the contract price. Payment of such amounts will not relieve RWE of its obligations to complete the project, attain minimum performance requirements or cure deficiencies.

    Following completion of testing, if the requisite minimum performance requirements are met, we are required to provide RWE with an acceptance certificate. Once we deliver the acceptance certificate to RWE, we assume responsibility for the operation of the mill, subject to RWE's warranty obligations. Furthermore, each department of the mill will be tested on a stand-alone basis for compliance with its design specifications after the Acceptance Test. Such testing is scheduled to be completed within the six-month period after the Acceptance Test. Under the EPC contract, RWE warrants conformity to specifications, compliance with permits and laws, suitability for intended use, compliance with performance requirements and warrants against defects in construction, in each case for a period of 18 months after acceptance, subject to extension in certain circumstances. RWE is required under the EPC contract to provide irrevocable bank guarantees in our favor, in agreed upon amounts, as security for an initial advance payment and for any deficiencies arising during the warranty period. In July 2006, RWE is required to provide an additional guarantee in the same form, in respect of the same matters, in an amount not less than 5% of the contract price which shall remain in effect until January 1, 2009.

    We have the right under the EPC contract to temporarily suspend construction of the mill for a period of up to 150 days should we choose to do so, subject to certain conditions. In addition, subject to certain conditions, we have the right to terminate the EPC contract if, among other things, RWE becomes insolvent, assigns or transfers its interest in the agreement in violation of the provisions of the agreement or fails, without valid reason, to perform any of its material obligations.

    The EPC contract also contains reciprocal indemnities between us and RWE pursuant to which we each agree to indemnify the other in respect of losses or claims arising from negligent, illegal or other wrongful acts in connection with the agreement or arising out of any violation of applicable laws or permits.

PROJECT FINANCING

    In August 2002, referred to as the "Closing Date", we completed financing arrangements for the Stendal project. Total investment costs in connection with the project are approximately E1.0 billion, the majority of which is to be provided under a senior project finance facility, referred to as the "Stendal Loan Facility", arranged by Bayerische Hypo-und Vereinsbank AG, or "BHV", pursuant to a project finance loan agreement, referred to as the "Project Finance Loan Agreement", entered into between Stendal and BHV. We also contributed financing to Stendal of approximately E63.5 million from cash on hand and through bridge loans, referred to as the "Bridge Loans", from a U.S. investment partnership and a bank.

    As the site of the Stendal project is located in eastern Germany, it qualifies for approximately E274.5 million of government grants, which are applied to reduce the cost basis of the assets acquired with such grants. As of December 31, 2002, we have applied for E38.0 million of such grants in connection with the Stendal project, which we expect to receive in the second half of 2003. In accordance with our accounting policies, these grants are not recorded by us until they are received.

    The Stendal Loan Facility is in the aggregate amount of E828.0 million and is divided into tranches which cover, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of a debt service reserve account, approved cost overruns and a revolving loan facility to cover any time lag for receipt of grant funding and value-added tax in the amount of E160 million, referred to as "Tranche E". The Stendal Loan Facility is available for disbursement from August 2002 until the earlier of the issuance by us of a final acceptance certificate for the project and December 2005, except that financing under the Stendal Loan Facility for approved cost overruns will be available for up to one month prior to the first repayment.

    Pursuant to the Project Finance Loan Agreement, interest on the credit facilities was to accrue at variable rates between Euribor plus 0.60% and Euribor plus 1.55% per year. The Project Finance Loan Agreement provides for facilities to allow us to manage our risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the Project Finance Loan Agreement, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings under the Stendal Loan Facility to fix most of the interest costs under the Stendal Loan Facility at a rate of 3.795% per year until April 2004 and at a rate of 5.28% commencing May 2004 until final payment in October 2017. For more information, see "Quantitative and Qualitative Disclosures About Market Risk -- Derivative Instruments". In March 2003, as part of its loan syndication, BHV exercised its right under the Stendal Loan Facility to increase its up-front arrangement fee by 20 basis points and the rate of interest under the facility by 30 basis points.

    Stendal has agreed to initially reduce the aggregate advances outstanding under the Stendal Loan Facility, other than in respect of Tranche E, to a maximum of E599.0 million, from a maximum original amount of E638.0 million (assuming no draws for approved cost overruns), on or before the first March 31 or September 30 following the fourth anniversary of the first advance under the Stendal Loan Facility for project construction and development costs. The tranches are generally repayable in installments and mature between the fifth and 15th anniversary of the first advance under the Stendal Loan Facility for project construction and development costs. Subject to various conditions, including a minimum debt service coverage test, Stendal may make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us.

    The tranches under the Stendal Loan Facility for project construction and development costs, financing costs, start-up costs and working capital will be guaranteed by German federal and state governments in respect of 80% of the principal amount of these tranches, but the tranche under the Stendal Loan Facility for financing and start-up costs, working capital and certain of the project construction and development costs benefiting from these guarantees will be reduced semi-annually by 12.5% per year beginning on the first repayment date following the fourth anniversary of the first advance under the Stendal Loan Facility for each of these costs. Under the guarantees, the German federal and state governments that provide the guarantees are responsible for the performance of our payment obligations for the guaranteed amounts. Approximately E101.0 million was drawn under the Stendal Loan Facility as of December 31, 2002.

    The Stendal Loan Facility is secured by all of the assets of Stendal. In addition, the Project Finance Loan Agreement provides for the establishment of an equity reserve account into which excess start-up cash flows may be deposited. The account will be used to secure claims and amounts owing to the lenders in priority to the funding of the debt service reserve account under the Stendal Loan Facility. The Project Finance Loan Agreement also provides that revenues held by Stendal after certain payments may be paid to a shareholders' account.

    In connection with the Stendal Loan Facility, we entered into a shareholders' undertaking agreement, referred to as the "Undertaking", dated August 26, 2002 with RWE, AIG and BHV in order to finance the shareholders' contribution to the Stendal project. Pursuant to the terms of the Undertaking, on the Closing Date the shareholders of Stendal, on a pro rata basis, subscribed for E15 million of share capital of Stendal and advanced to it E55 million in subordinated loans. In addition, on a pro rata basis, the shareholders of Stendal agreed to advance to it E30 million of stand-by equity to, among other things, cover approved cost overruns, fund the equity reserve account and partially fund the debt service reserve account under the Stendal Loan Facility. On the Closing Date, we provided BHV with a cash deposit for our pro rata portion of such equity reserve account. Our total funding commitment under the Undertaking was E63.5 million, all of which was effected on August 2002. Pursuant to the Undertaking, we have agreed, for as long as Stendal has any liability under the Stendal Loan Facility to BHV, to retain control over at least 51% of the voting shares of Stendal.

    On the Closing Date, we entered into and completed funding under two bridge financing loan agreements and used the net proceeds from such Bridge Loans to fund, in part, our contribution to the Stendal project and commitment pursuant to the Undertaking.

    The Bridge Loans were negotiated at the same time and the agreements in respect of the Bridge Loans were entered into upon substantially the same terms. The Bridge Loans are in the principal amounts of E15.0 million and E30.0 million. The Bridge Loan for E15.0 million matures in October 2003, but can be extended for a further four months if agreed to by the lender. The lender in connection with the Bridge Loan for E30.0 million has consented to the extension of the maturity date of the loan to February 2004.

    The Bridge Loans accrue interest at rates equal to Euribor plus 6.5% per year until April 2003, Euribor plus 9.0% per year thereafter until October 2003 and Euribor plus 11.5% per year thereafter until February 2004, in each case calculated semi-annually, not in advance, and payable upon maturity or default. In addition, in the event that a Bridge Loan is not repaid upon maturity, the loan accrues interest at the rate of Euribor plus 15% per year.

    Each Bridge Loan is secured by assignment agreements, under which we and certain of our subsidiaries assign our respective interests in intercompany loans, and securities pledge agreements, under which we pledge our interest in all of the share capital of certain of our wholly-owned subsidiaries.

    Under European Union rules, the Commission of the European Communities (the "Commission") was formally notified in March 2002 by Germany of plans to provide support to the Stendal project through grants and guarantees. The Commission considered these plans and, on June 19, 2002, decided not to raise any objection against such support being provided by the German federal and state governments in respect of the Stendal project. In its decision, the Commission was not called upon to determine whether the governmental aid schemes, on which the support is based, were acceptable, but was limited to a determination as to whether a reduction of the pre-approved aid level for investment in the German State of Sachsen-Anhalt under the previously approved schemes was required under European Union law in the case of the Stendal project. In coming to its decision, the Commission generally has a wide margin of discretion in its assessment of facts and data. Under European Union law, member states, competitors or trade associations directly affected by a decision of the Commission may appeal such decision within a period of two months and twenty-four days after publication of the Commission decision. Generally to be successful, an appeal must show that the Commission failed to comply with procedural requirements or committed a manifest error in assessing facts and data in adopting its decision. On December 23, 2002, Kronoply and Kronotex, two related manufacturers of, inter alia, OSB and MDF boards that do not compete with the Stendal project by selling pulp or paper, filed an appeal with the Court of First Instance of the European Communities (Luxemburg) against the Commission decision of June 19, 2002. Although no assurance can be provided, we believe that the complainants are unlikely to have standing under the applicable rules to proceed with the appeal and that their appeal is without merit.

PROJECT DEVELOPMENT

    Beginning in February 2002, approximately three months of pre-construction activity was carried out in respect of the Stendal project. This was comprised of, among other things, pre-engineering, planning and reviewing and sourcing procurement requirements. Construction activity commenced on the Stendal project upon the effectiveness of the EPC contract on the Closing Date.

    As at December 31, 2002, progress on the Stendal project was substantially on schedule and there were no significant deviations from the project budget. At December 31, 2002, the project was approximately 22% completed and approximately 50% of the total engineering was finished. Progress was made in all areas including with respect to setting the foundations for the recovery boiler system, recausticizing system and evaporation system. In addition, progress was made in connection with the construction of the infrastructure of the mill site and contractors had been approved for the electrical power supply and distribution system, natural gas supply system, railway infrastructure and roads and harbor facilities. The public awareness and project acceptance by the local community has been very positive and the project has received good cooperation from all governmental authorities. At December 31, 2002, no insurance claims had been filed in respect of the project and there had been no casualties or severe injuries on the site.

    At the end of 2002, Stendal employed 14 people, of whom 11 were part of the management organization charged with supervising the implementation and completion of the Stendal project. The members of the management team are experienced in large capital projects, including those related to pulp mills, and several are former senior members of Jaako Poyry Consulting. The management team at Stendal is charged with ensuring the project is effectively implemented in accordance with the EPC contract and planned schedules and budgets. They meet regularly with the main contractor and sub-contractors to, among other things, coordinate site activities, review progress, review and approve engineering and equipment specifications, and review any necessary work changes or permit amendments. Payments are made to contractors against defined milestones set forth in the EPC contract. Such milestone payments are due within 30 days of receipt of an approved invoice by Stendal. As at December 31, 2002, Stendal had approved invoices representing milestone payments equal to approximately 16% of the total value of the EPC contract.

    As at December 31, 2002, Stendal had applied for investment grants totaling E38 million with respect to the project which are expected to be received in the second half of 2003. In accordance with our accounting policies, these grants are not recorded by us until they are received.

    At the end of 2002, there were approximately 253 people working at the site. This number is expected to increase to over 1,200 third party construction workers in the latter part of 2003.

    Our organization build-up and staff recruitment for the Stendal mill are on schedule. We anticipate having approximately 230 employees at Stendal by the end of 2003, to be at the required level for the commissioning of the mill and start-up in mid-2004. We have developed a detailed manning and organizational plan which we will start implementing in the second quarter of 2003. Hiring will be coordinated through the Stendal management team and we will also use a recruitment firm. We have hired a new human resources manager and co-managing director (production) for the Stendal mill who will start in mid-2003. As part of the hiring, we will be setting up training schedules for the bulk of the mill's operating and maintenance staff. Such training will consist of both fundamental classroom training, as well as on-job sessions at our Rosenthal mill and courses and training sessions provided by equipment and other suppliers to the project.

START-UP

    Pursuant to the EPC contract, construction of the Stendal mill is scheduled to be completed by June 26, 2004. Such completion means that the construction and installation of all equipment and works are essentially finished and the final checks are occurring so that continuous production from the mill can commence. Upon such completion, the mill will be supervised by RWE, the EPC contractor, using Stendal's personnel to operate the mill. The mill must then pass the Acceptance Test prior to being accepted by Stendal. During the period that RWE is commissioning the mill and supervising its operations in connection with the Acceptance Test, the mill is expected to have a low capacity utilization. Upon passing the Acceptance Test, the mill will be operated by Stendal and we plan to ramp up production at the Stendal mill to approximately 76% of the rated capacity of the mill during the first year thereafter and in excess of 90% of rated capacity in the following year.

PROJECT RISKS

    The Stendal project is subject to customary risks and uncertainties inherent for large capital projects which could result in the construction of the Stendal mill not occurring on schedule or as budgeted. Delays or amendments to Stendal's operating permits or governmental grants could result in construction delays, operational deficiencies or funding shortfalls. Further, the Stendal mill could experience operating difficulties or delays during the start-up period when production is being ramped up. Also, the Stendal mill may not achieve our planned production, quality or cost projections. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Regarding Forward-Looking Information".

ENVIRONMENTAL

    Our operations are subject to a wide range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, we have devoted significant financial and management resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects, excluding those incurred in connection with the conversion of the Rosenthal mill to the production of kraft pulp, were approximately E6.2 million in 2002 and are expected to be approximately E3.2 million in 2003.

    We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

    The Rosenthal mill has a relatively modern biological wastewater treatment and oxygen bleaching facility. We have significantly reduced our levels of AOX (Adsorbable Organic Halogen) discharge at the Rosenthal mill and we believe the Rosenthal mill's AOX discharges are substantially below those currently mandated by the German government. Effective January 1, 2001, the Rosenthal mill is required to maintain levels of COD (Chemical Oxygen Demand) discharge at the Rosenthal mill below 25 kilograms per tonne of pulp. The Rosenthal mill is currently in compliance with these levels of COD discharge. We will continue to modify our wastewater and bleaching facilities at the Rosenthal mill, which have been further enhanced as a result of the conversion of the mill to the production of kraft pulp, to meet or exceed prescribed regulations. In addition, in 2002 we commenced a strategic capital project to reconstruct the landfill at the Rosenthal mill so that it will be useable for an additional 15 years. The aggregate cost of the project is approximately E7.6 million and the project is scheduled to be completed in 2003.

    Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. As a result, we estimate that the aggregate wastewater fees we saved in 2002 as a result of environmental capital expenditures made at our manufacturing plants were approximately E3.0 million. We expect that capital investment programs for our manufacturing plants will fully offset the wastewater fees that may be payable for 2003 and 2004 and will ensure that our operations continue in substantial compliance with prescribed standards.

    Environmental compliance is a priority for our operations. To ensure compliance with environmental laws and regulations, we regularly monitor emissions at our mills and periodically perform environmental audits of operational sites and procedures both with our internal personnel and outside consultants. These audits identify opportunities for improvement and allow us to take proactive measures at the mills as considered appropriate.

    In 2002, an ammonia scrubber was installed to reduce levels of NOx emissions from the Rosenthal mill's gas burner. The installation of the ammonia scrubber was made pursuant to a claim under a warranty provided by a supplier in connection with the gas burner to reduce levels of NOx emitted by this gas burner. We believe we are in compliance with NOx emission standards applicable to the gas burner.

    We have until the end of 2005 to begin biologically treating the wastewater at the Fahrbrucke mill. We are in the process of constructing a wastewater treatment plant at the Fahrbrucke mill, the first stage of which was completed in 2002 and brought into operation at the beginning of 2003. The cost of the treatment plant is expected to be approximately E2.0 million, of which E0.9 million was incurred in 2002. The project is being funded by government grants as to 28%, a bank loan as to 45% and the remainder from our funds, and we expect construction of the plant to be completed in early 2005.

    Future regulations or permits may place lower limits on allowable types of emissions, including air, water, waste and hazardous materials, and may increase the financial consequences of maintaining compliance with environmental laws and regulations or conducting remediation. Our ongoing monitoring and policies have enabled us to develop and implement effective measures to maintain emissions in material compliance with environmental laws and regulations to date in a cost-effective manner. However, there can be no assurances that this will be the case in the future.

HUMAN RESOURCES

    We currently employ or hold positions for approximately 736 people, including:

    - approximately 231 salaried and 273 hourly employees working in our pulp operations, including our transportation subsidiary; and

    - approximately 80 salaried and 136 hourly employees working in our paper operations.

    Pursuant to the government grants and financing arranged in connection with the conversion of the Rosenthal mill to the production of kraft pulp, we have agreed with state government authorities in Germany to maintain at least 504 jobs at our Rosenthal pulp operations until June 30, 2005. This includes the employees of the Rosenthal mill's transportation operations which deliver raw materials to the mill and pulp to our customers.

    When the Stendal mill is completed, Stendal and its subsidiaries are expected to employ approximately 580 people. Pursuant to the government grants and financing arranged in connection with the Stendal project, we have agreed with German state authorities to maintain this number of jobs until 2010.

    Rosenthal and Dresden are bound by collective agreements negotiated with Industriegewerkschaft Bergbau-Chemie-Energie, or "IG-BCE", on behalf of pulp and paper workers in Germany. In February 2003, we entered into a new labor agreement with IG-BCE for our pulp workers which, among other things, has a one-year term and provides for a 2% wage increase effective March 1, 2003 and that the parties will negotiate in respect of a further wage increase for August 2003 depending upon the general economic conditions. The agreement has no fixed term, but can be terminated by either party before February 28, 2004.

    In 1998, the labor agreement with workers at our Paper mills was renewed until the end of 1999, upon terms which provided for wage increases of 1.2% in October 1998, 1.3% in July 1999 and 1.3% in December 1999. A new agreement was reached in 1999 upon terms which provided for wage increases of

1.5% in July 2000 and January 2001. A further agreement was reached in May 2001 upon terms which provided for wage increases of 2.0% in each of July 2001 and January 2002. In December 2002, a new agreement was reached for 2003 which provided for a wage increase of 2.5%. A new agreement is expected to be negotiated in 2003.

    We have a highly skilled and educated workforce. Over 90% of the employees at our pulp and paper operations have post-secondary education or are trained tradespersons. We consider the relationships with our employees to be good. We have profit sharing plans, training programs and early retirement schemes for the benefit of our employees. Although no assurances can be provided, we have not had any significant work stoppages at any of our paper operations and we would therefore expect to enter into labor agreements with our paper workers without any significant work stoppages at our Paper mills.

ADDITIONAL INFORMATION

    We make available free of charge on or through our website at www.mercerinternational.com annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we file these materials with the SEC. The public may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us.

ITEM 2.  PROPERTIES

    We lease an office in Renton, Washington and in Germany. We own the Paper mills and the Rosenthal mill and the underlying property. The Stendal mill will be situated on property owned by Stendal, our 63.6% owned subsidiary.

    The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the State of Thuringia, approximately 300 kilometers south of the Stendal mill. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with an annual production capacity of approximately 300,000 tonnes of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

    - an approximately 723,000 square feet fiber storage area;

    - barking and chipping facilities for pulpwood;

    - a fiber line, which includes a Kamyer continuous digester and bleaching facilities;

    - a pulp machine, which includes a dryer and a cutter;

    - an approximately 63,000 square foot finished goods storage area;

    - a chemical recovery system, which includes a recovery boiler, evaporation plant and recausticizing plant;

    - a fresh water plant;

    - a wastewater treatment plant; and

    - a power station with a turbine capable of producing 45 megawatts of electric power from steam produced by the recovery boiler and a power boiler.

    The Stendal mill will be situated on a 200 acre site near the town of Stendal in the State of Sachsen-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers from the city of Berlin. The mill will be adjacent to the Elbe river and have access to harbor facilities for water transportation. Construction of the Stendal mill commenced in 2002 and is scheduled to be completed by the end of 2004. The mill will be a single line mill with an annual production capacity of approximately 552,000 tonnes of kraft pulp. The Stendal mill will be self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated will be sold to the regional power grid. The facilities at the mill will include:

    - an approximately 920,000 square feet fiber storage area;

    - barking and chipping facilities for pulpwood;

    - a fiber line, which includes eight Superbatch digester and bleaching facilities;

    - a pulp machine, which includes a dryer and a cutter;

    - an approximately 108,000 square foot finished goods storage area;

    - a recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

    - a fresh water plant;

    - a wastewater treatment plant; and

    - a power station with a turbine capable of producing approximately
      100 megawatts of electric power from steam produced by the recovery boiler and a power boiler.

    The Heidenau mill is situated on a 26 acre site in the town of Heidenau in the State of Saxony at the Elbe river, approximately 120 kilometers east of the Fahrbrucke mill and 12 kilometers south of the city of Dresden. The mill was constructed in 1956 and has been continually upgraded. The mill has an annual production capacity of approximately 45,000 tonnes of specialty papers. The facilities at the mill include:

    - an approximately 34,200 square feet fiber storage area;

    - an approximately 57,600 square foot paper machine building, which houses a Pama paper machine with a 339 centimeter trim width, processing speed of 300 meters per minute and including, among other things, a stock preparation unit, approach system, press section and dryer section;

    - a fresh water plant, which consists of 15 wells;

    - a wastewater treatment plant; and

    - a power plant, which includes a gas turbine capable of producing approximately 4,200 kilowatts of electric power, a waste heat boiler capable of producing 17 tonnes per hour of steam generated power and an auxiliary boiler capable of producing five tonnes per hour of steam generated power.

    The Fahrbrucke mill is situated on a 27 acre site near the town of Fahrbrucke in the State of Saxony, in the western part of the Erzebirge mountains at the Zwickauer Mulde river. The mill is approximately
100 kilometers east of the Rosenthal mill and approximately 120 kilometers west of the Heidenau mill. The mill was constructed between 1972 and 1973 and has been continually upgraded. The mill has an annual production capacity for approximately 40,000 tonnes of printing and writing papers and specialty papers. The mill uses virgin fiber in producing various grades of printing and writing papers and specialty papers. The facilities at the mill include:

    - an approximately 69,300 square feet fiber storage area;

    - an approximately 60,300 square foot paper machine building, which houses a Voith paper machine with a 276 centimeter trim width, processing speed of 540 meters per minute and including, among other things, a pulper unit, paper chemical preparation unit, refiner system, stock blending system, approach system, press section and dryer section;

    - a fresh water plant;

    - a power plant, which consists of, among other things, a waste heat boiler which can produce 22 tonnes per hour of steam generated power and a heavy duty boiler which can produce 3.2 tonnes per hour of steam generated power, as well as a cogeneration plant with a gas turbine which can produce approximately 4,280 kilowatts of electric power; and

    - a wastewater treatment plant is currently being constructed, the first stage of which was completed at the end of 2002 and brought on line at the beginning of 2003.

    The following table sets out, by primary product class, our production capacity and actual production for the periods indicated:

                                                                                 PRODUCTION
                                                                   --------------------------------------
                                                   ANNUAL                 YEAR ENDED DECEMBER 31,
                                                 PRODUCTION        --------------------------------------
PRODUCT CLASS                                    CAPACITY(1)         2002           2001           2000
-------------                                    -----------       --------       --------       --------
                                                                         (TONNES)
Pulp...........................................    300,000(2)      304,854        290,046        251,743

Papers
  Packaging Papers.............................         --              --             --         28,762(3)
  Specialty Papers.............................     75,500(4)       62,172(4)      40,275         41,881
  Printing Papers..............................     30,000          23,195         26,852         53,601(5)
                                                   -------         -------        -------        -------
    Total Papers...............................    105,500          85,367         67,127        124,244
                                                   -------         -------        -------        -------
Total..........................................    405,500(2)      390,221        357,173        375,987
                                                   =======         =======        =======        =======

------------------------

(1) Capacity is the rated capacity of the plants for the year ended December 31, 2002, which is based upon production for 365 days a year. Actual production is generally based upon 353 days per year for the Rosenthal mill and 340 days per year for the Paper mills.

(2) Upon completion, the Stendal mill will increase our annual production capacity by approximately 552,000 tonnes to approximately 852,000 tonnes, for a total annual production capacity from our pulp and paper operations of approximately 937,000 tonnes.

(3) We sold our packaging paper mill located in Trebsen effective June 2000. This amount includes approximately 28,762 tonnes from the Trebsen mill.

(4) As we reorganized our interest in Landqart at the end of 2002, we no longer have a direct interest in the Landqart mill. The Landqart mill had an annual production capacity of approximately 20,500 tonnes, which is included in the calculation of our annual production capacity for specialty papers. The Landqart mill produced approximately 20,422 tonnes in 2002.

(5) We sold our printing paper mill located in Hainsberg effective November 2000. This amount includes production of approximately 25,463 tonnes from the Hainsberg mill.

    We own a substantial amount of real estate adjacent to the Paper mills, which is in excess of our production requirements and may be divested.

ITEM 3.  LEGAL PROCEEDINGS

    We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) MARKET INFORMATION. Our shares of beneficial interest are quoted for trading on the NASDAQ National Market under the symbol "MERCS" and on NASDAQ Europe under the symbol "MERC". The following table sets forth the high and low sale prices of our shares on the NASDAQ National Market for each quarter in the two-year period ended December 31, 2002, and for the period ended
March 21, 2003:

FISCAL QUARTER ENDED                                            HIGH       LOW
--------------------                                          --------   --------
2001
March 31....................................................   $9.00      $6.75
June 30.....................................................    7.91       6.70
September 30................................................    9.05       6.25
December 31.................................................    7.51       5.40

2002
March 31....................................................    7.90       6.05
June 30.....................................................    8.50       6.40
September 30................................................    7.75       5.16
December 31.................................................    5.78       4.75

2003
Period ended March 21.......................................    5.88       4.37

    (b) SHAREHOLDER INFORMATION. As at March 21, 2003, there were approximately 549 holders of record of our shares and a total of 16,874,899 shares were outstanding.

    (c) DIVIDEND INFORMATION. The declaration and payment of dividends is at the discretion of our board of trustees. Our board of trustees has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.

    (d) EQUITY COMPENSATION PLANS. For information about our equity compensation plans, see "Security Ownership of Certain Beneficial Owners and Management".

    (e) PRIVATE PLACEMENT. In October 2002, we sold 200,000 of our shares to an accredited investor for gross proceeds of $900,000 by way of private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended provided under Section 4(2) of the act.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial information for each of our last five fiscal years. Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro. The following selected financial information for periods prior to the year ended December 31, 2002 has been restated in Euros and reclassified to conform with the current year's presentation.

    The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed financial statements and related notes contained in this annual report and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                        2002(1)          2001(1)        2000       1999(2)          1998(3)
                                       ----------       ----------   ----------   ----------       ----------
                                         (EURO AND DOLLARS IN THOUSANDS, OTHER THAN PER SHARE AND PER TONNE
                                                                      AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenues.............................   E239,132         E216,447     E258,883     E121,639         E152,586
Cost of sales........................    213,463          184,679      193,704      110,120          124,736
Gross profit.........................     25,669           31,768       65,179       11,519           27,850
Income (loss) from operations........        690           13,332       49,665       (9,527)           6,725
Net income (loss)....................     (6,322)          (2,823)      32,013      (35,773)(4)        8,104
Net income (loss) per share,
  Basic..............................   E  (0.38)        E  (0.17)    E   1.91     E  (2.18)(4)     E   0.53
  Diluted............................   E  (0.38)        E  (0.17)    E   1.87     E  (2.18)(4)     E   0.53
Weighted average shares outstanding
  (in thousands),
  Basic..............................     16,775           16,875       16,779       16,390           15,352
  Diluted............................     16,775           16,875       17,144       16,390           15,384

BALANCE SHEET DATA
Current assets.......................   E 96,217         E 93,212     E 98,881     E 68,674         E103,714
Current liabilities..................     89,889           77,668       70,493      115,413           48,310
Working capital......................      6,328           15,544       28,388      (46,739)          55,404
Total assets.........................    599,750(5)       429,593      429,724      452,932          283,988
Long-term liabilities................    384,892(6)       220,312      225,734      235,154          105,294
Shareholders' equity.................    124,969          131,613      133,497      102,365          130,384

OTHER DATA
Pulp Operations(7):
  Pulp sales.........................   E130,173         E146,245     E159,713     E 37,622         E 62,878
  Sales volume (tonnes)..............    293,607          285,654      239,552       94,523          145,451
  Average price realized (per
    tonne)...........................   E    443         E    512     E    667     E    398         E    432

Dividends:
  Cash dividends.....................         --               --           --     E    789         E    560
  Cash dividends per share...........         --               --           --     E   0.05         E   0.04
  Cash dividends ($).................         --               --           --     $    834         $    610
  Cash dividends per share ($).......         --               --           --     $   0.05         $   0.04

------------------------

(1) We acquired the specialty paper mill in Landqart effective December 2001 and we reorganized our interest in Landqart at the end of 2002. Results from the Landqart mill are not included in our results for 2001, but are included for 2002. The Landqart mill sold approximately 18,613 tonnes for approximately E43.2 million in 2001 and approximately 18,222 tonnes for approximately E39.7 million in 2002.

(2) The Rosenthal mill was shut-down from July to December 1999 in connection with its conversion from sulphite to kraft pulp production.

(3) The exchange rates for 1998 are based upon the conversion of U.S. dollars to Deutschmarks and Deutschmarks to Euros.

(4) Net loss before a special charge was E15.0 million, or E0.91 per share.

(5) Includes approximately E186.9 million related to properties construction in progress at the site of the Stendal mill.

(6) Includes approximately E176.6 million related to construction in progress at the site of the Stendal mill.

(7) Excluding intercompany sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations as of and for the three years ended December 31, 2002 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro. Accordingly, our financial statements for the year ended December 31, 2002 included in this annual report are stated in Euros. Our financial statements for periods prior to the year ended December 31, 2002 included in this annual report have been restated in Euros and reclassified to conform to the current presentation. The following management discussion and analysis of our financial condition and results of operations is based upon the restated financial statements for all prior periods.

RESULTS OF OPERATIONS

OVERVIEW

    We operate in the pulp and paper business and our operations are located primarily in Germany. Our manufacturing facilities are comprised of: (a) the Rosenthal mill which produces softwood kraft pulp and has an annual production capacity of approximately 300,000 tonnes; (b) the Stendal project, a "greenfield" project to construct a new, state-of-the-art softwood kraft pulp mill, which will have an annual production capacity of approximately 552,000 tonnes; and (c) the Paper mills which produce specialty papers and printing and writing papers and have an aggregate annual production capacity of approximately 85,000 tonnes.

    Total investment costs in respect of the Stendal project are estimated to be approximately E1.0 billion, the majority of which is being financed under the Stendal Loan Facility in the amount of E828 million. The construction of the Stendal mill commenced in August 2002 and is scheduled to be completed in the third quarter of 2004. Costs, including interest, in respect of the Stendal project are capitalized. A variable-to-fixed rate interest rate swap entered into by Stendal to fix the interest rate for the full term of the Stendal Loan Facility is marked to market on a quarterly and annual basis and gains or losses are recognized in our earnings for the period.

    Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results are influenced largely by the market price for products and raw materials, the mix of products produced and foreign currency exchange rates. Kraft pulp and paper markets are highly cyclical, with prices determined by supply and demand. Demand for kraft pulp and paper is influenced to a significant degree by global levels of economic activity and supply is driven by industry capacity and utilization rates. Our product mix is important because premium grades of kraft pulp and specialty papers generally achieve higher prices and profit margins.

    Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulplogs for pulp production, and waste paper and pulp for paper production. Fiber costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units.

    Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp and paper prices. Historically kraft pulp and paper prices have been cyclical in nature. Kraft pulp prices, which had been at historically low levels between 1996 and 1999, rebounded in 2000 as a result of recoveries in Asian economies and a decline in capacity resulting from the shut-down of unprofitable or older mills requiring environmental upgrades. This contributed to tightening inventory levels among Norscan producers, which fell to approximately 1.1 million tonnes in mid-2000 and prices increasing to an average of approximately $710 per tonne in the fourth quarter of 2000. However, the decline of North American and European economies in 2001 caused a sharp reduction in paper demand. As a result, Norscan pulp inventories rose to a high of approximately two million tonnes in early 2001 and price levels eroded to an average of approximately $460 per tonne in late 2001. Inventory levels ranged between 1.3 and 1.9 million tonnes in 2002 and prices averaged approximately $463 per tonne in 2002. Low producer inventories in early 2003 resulted in producers increasing list prices for kraft pulp in Europe to approximately $520 per tonne in March 2003.

    As kraft pulp is quoted in dollars and Rosenthal's debt facilities and costs are in Euros, Rosenthal enters into currency swaps to help manage its exposure to exchange fluctuations between the dollar and the Euro. Gains or losses on such swaps are recorded in our earnings either as they are settled or as they are marked to market for each reporting period.

    Selected sales data for each of our last three years is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             2002           2001           2000
                                                           --------       --------       --------
                                                                          (TONNES)
SALES VOLUME BY PRODUCT CLASS
Pulp(1)..................................................   293,607        285,654        239,552

Papers
  Packaging Papers.......................................        --             --         29,111(2)
  Specialty Papers.......................................    61,727(3)      40,437(3)      41,422
  Printing Papers........................................    23,195         26,815         53,552(4)
                                                           --------       --------       --------
    Total Papers.........................................    84,922         67,252        124,085
                                                           --------       --------       --------
Total(1).................................................   378,529        352,906        363,637
                                                           ========       ========       ========

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             2002           2001           2000
                                                           --------       --------       --------
                                                                       (IN THOUSANDS)
REVENUES BY PRODUCT CLASS
Pulp(1)..................................................  E130,173       E146,245       E159,713

Papers
  Packaging Papers.......................................        --             --          9,512(2)
  Specialty Papers.......................................    79,358(3)      35,959(3)      35,964
  Printing Papers........................................    18,352         22,797         39,870(4)
                                                           --------       --------       --------
    Total Papers.........................................    97,710         58,756         85,346
                                                           --------       --------       --------
Total(1).................................................  E227,883       E205,001       E245,059
                                                           ========       ========       ========

------------------------

(1) Excluding intercompany sales volumes of 10,768, 10,447 and 1,893 tonnes of pulp and intercompany net sales revenues of approximately E4.9 million, E5.8 million and E1.4 million in 2002, 2001 and 2000, respectively.

(2) We sold our packaging paper mill in Trebsen effective June 2000 and no longer produce packaging papers. Sales of approximately 29,111 tonnes for approximately E9.5 million from the Trebsen mill are included in our results for 2000.

(3) We acquired the specialty paper mill in Landqart effective December 2001 and we reorganized our interest in Landqart at the end of 2002. Sales from the Landqart mill are not included in our results for 2001, but are included for 2002. The Landqart mill sold approximately 18,613 tonnes for approximately E43.2 million in 2001 and approximately 18,222 tonnes for approximately E39.7 million in 2002. As of December 31, 2002, our interest in the Landqart mill will no longer be consolidated and will be included in our financial results on an equity basis.

(4) We sold our printing paper mill in Hainsberg effective November 2000. Sales of approximately 24,964 tonnes for approximately E16.8 million from the Hainsberg mill are included in our results for 2000.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

    In 2002, total revenues increased by approximately 10.5% to E239.1 million from E216.4 million in 2001, primarily as a result of increased sales of specialty papers resulting from the acquisition of the Landqart mill in December 2001. In 2002, pulp and paper revenues increased by approximately 11.2% to E227.9 million from E205 million in 2001, on a 66.3% increase in paper sales partially offset by an 11.0% decrease in pulp sales.

    Costs of sales in 2002 increased to E213.5 million from E184.7 million in 2001, primarily as a result of higher revenues.

    Pulp sales in 2002 decreased to E130.2 million from E146.2 million in 2001, as global economic weakness and high producer inventory levels lead to lower prices. List prices for kraft pulp in Europe decreased from approximately E528 ($470) per tonne at the end of 2001 to approximately E420 ($440) per tonne at the end of the fourth quarter of 2002, before improving in early 2003 due primarily to supply disruptions. Our pulp sales realizations in 2002 decreased to E443 per tonne from E512 per tonne in 2001 as a result of such lower sales prices and the weaker dollar versus the Euro during 2002 compared to the prior period. Pulp sales by volume increased to 293,607 tonnes in 2002 from 285,654 tonnes in 2001, when we had 19 days of unscheduled technical downtime at the Rosenthal mill.

    Cost of sales and general, administrative and other expenses for our pulp operations decreased to E125.4 million in 2002 from E126.4 million in 2001 despite higher production and sales volumes. On average, our per tonne fiber costs for pulp production decreased by approximately 5.8% in 2002 compared to 2001 primarily because of lower fiber costs. Additionally, efficiency improvements at the Rosenthal mill also reduced energy and chemical costs relative to 2001. Depreciation was E21.6 million in 2002 compared to E21.4 million in 2001. In 2002, our average per tonne production costs (excluding depreciation) were reduced by approximately 9% compared to 2001.

    Our pulp operations generated E4.8 million of income from operations in 2002, compared to E19.9 million in 2001.

    Paper sales in 2002 increased to E97.7 million from E58.8 million in 2001. Sales of specialty papers in 2002 increased to E79.4 million from E36.0 million in 2001 as a result of the inclusion of the results of the Landqart mill, which contributed sales volumes of 18,222 tonnes in 2002. Excluding Landqart, our sales volumes for these grades increased to 43,505 tonnes in 2002 from 40,437 tonnes in 2001. This increase in specialty paper sales is largely the result of our strategy to focus on niche products. In response to market conditions, we adjusted our product mix to more specialty products at our Heidenau mill where volumes of printing papers decreased to 23,195 tonnes in 2002 from 26,815 in the prior period. On average, prices for specialty papers realized in 2002 increased by approximately 44.6% and for printing papers decreased by approximately 6.9%, compared to 2001.

    Cost of sales and general, administrative and other expenses for our paper operations increased to E99.5 million in 2002 from E62.0 million in 2001 as a result of the inclusion of Landqart. This increase was partially offset by lower raw material prices, particularly for virgin pulp and waste paper as compared to 2001. Furthermore, the flooding experienced at our Heidenau and Fahrbrucke Paper mills in August 2002 resulted in a period of reduced production and increased costs. Depreciation increased to E4.0 million in 2002 from E1.5 million in the prior year, as a result of the inclusion of Landqart.

    A loss from operations of E1.8 million was recorded by our paper operations in 2002 relative to a E2.5 million loss from operations in 2001.

    General and administrative expenses increased to E25.0 million in 2002 from E18.4 million in 2001, primarily as a result of the inclusion of the results of the Landqart mill and a foreign exchange transaction loss of E3.0 million in 2002. In 2001, we recorded a foreign exchange transaction gain of $3.4 million.

    We had income from operations of E0.7 million in 2002, compared to E13.3 million in 2001. Interest expense (excluding capitalized interest of E3.1 million in respect of the Stendal project) in 2002 decreased to E13.8 million from E16.2 million in 2001, primarily as a result of repayments made on outstanding indebtedness.

    Pursuant to the Stendal Loan Facility, Stendal entered into variable-to-fixed rate interest swaps for the full term of the facility to manage the risk exposure with respect to an aggregate maximum amount of approximately E612.6 million of the principal amount of the Stendal Loan Facility, referred to as the "Stendal Interest Rate Swap Agreements". Under these swaps, Stendal pays a fixed rate and receives a floating rate with respect to interest payments calculated on a notional amount. These swaps manage the exposure to variable cash flow risk from the variable interest payments under the Stendal Loan Facility. The swaps are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for a reporting period. We recognized a holding loss of E30.1 million before minority interests in respect of these swaps for the year ended December 31, 2002. For more information about these swaps, see "Quantitative and Qualitative Disclosures About Market Risk -- Derivative Instruments".

    In 2002, we also entered into currency swaps, referred to as the "Rosenthal Currency Swaps", to manage our exposure with respect to an aggregate amount of approximately E223.3 million of the principal long-term indebtedness under the Rosenthal Loan Facility. During 2002, we settled two Rosenthal Currency Swaps to realize gains. We then subsequently re-entered into two Rosenthal Currency Swaps and one of them was settled and a gain was realized in December 2002. In addition, we have entered into currency forward contracts, referred to as "Currency Forwards", and forward interest rate and interest cap contracts, referred to as the "Interest Rate Contracts", in connection with certain indebtedness relating to the Rosenthal mill. These derivative instruments are also marked to market at the end of each reporting period and all gains and losses are recognized in earnings for a reporting period. In 2002, we realized a total gain of E23.4 million from these derivative contracts. For more information about these derivatives, see "Quantitative and Qualitative Disclosures About Market Risk -- Derivative Instruments".

    Income tax impacts were negligible in both 2002 and 2001 given the pre-tax losses sustained in both years. Minority interest in 2002 amounted to E11 million and represented the minority shareholders' interest in the losses of Stendal. There was no minority interest in 2001.

    For 2002, we reported a net loss of E6.3 million, or E0.38 per share on a basic and diluted basis, compared to a net loss of E2.8 million, or E0.17 per share on a basic and diluted basis, in 2001.

    For 2002, excluding items related to the Stendal project, net income would have been E12.8 million, or E0.76 per share on a diluted basis, which was determined by adding the loss on derivative financial instruments of E30.1 million to, and subtracting minority interest of E11.0 million from, the reported net loss of E6.3 million. As the Stendal project is currently under construction and because of its overall size relative to our other facilities, management uses our consolidated operating results excluding items relating to the Stendal project to measure the performance and results of our operating units. Management believes this measure provides meaningful information on the performance of our operating facilities for a reporting period.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

    In 2001, revenues decreased by E42.4 million to E216.4 million from E258.9 million in 2000, primarily as a result of lower pulp prices and lower paper sales. We completed construction of the capital project at the Rosenthal mill in late 1999 to convert the Rosenthal mill's production to kraft pulp and increase its annual production capacity. The Rosenthal mill ramped up production in early 2000 and operated in excess of 90% of capacity after the first quarter of 2000.

    Cost of sales decreased to E184.7 million in 2001 from E193.7 million in 2000, primarily as a result of lower paper sales volumes.

    In 2001, our pulp and paper sales decreased by approximately 16.3% to E205.0 million from E245.1 million in 2000 on an 8.4% decrease in pulp sales and a 31.2% decrease in paper sales. In 2001, pulp sales were lower than in 2000 as a result of weakening demand due to global economic weakness and high producer inventory levels that lead to a decline in prices. Overall, in 2001, paper markets were generally stable with prices increasing marginally.

    On average, pulp prices realized by us in 2001 decreased by approximately 23.2% compared to 2000. Pulp sales decreased to E146.2 million in 2001 from E159.7 million in 2000, primarily as a result of a decrease in pulp prices. Pulp sales volumes increased in 2001 as a result of increased production. List prices for kraft pulp in Europe decreased from approximately E756 ($710) per tonne at the end of 2000 to approximately E705 ($650) per tonne during the first quarter of 2001, approximately E591 ($530) per tonne during the second quarter of 2001, approximately E514 ($460) per tonne during the third quarter of 2001 and approximately E525 ($470) per tonne during the fourth quarter of 2001. Kraft pulp prices continued to weaken at the end of 2001 as a result of high product inventories and weakening prices continued in the early part of 2002. We undertook a planned eight-day maintenance and modification shutdown at the Rosenthal mill in August 2001, and it was shutdown for an additional 19 days over the year to correct technical difficulties.

    On average, our per tonne fiber costs for pulp production increased by approximately 6.3% in 2001 compared to 2000 and remained among the lowest in Europe.

    Paper prices realized by us increased by approximately 27.0% on average in 2001, compared to 2000, primarily as a result of the disposition of lower priced product lines. Paper sales in 2001 decreased to E58.8 million from E85.3 million in 2000, on a volume decrease of 45.8%. In 2001, sales volumes for printing papers decreased by approximately 49.9%, primarily due to the sale of the printing paper mill in Hainsberg effective November 2000. Sales volumes for specialty papers decreased by 2.4% compared to 2000. We did not sell any packaging paper in 2001 as a result of the sale of our packaging paper mill in 2000.

    While prices for waste paper, which comprises approximately 25% of the fiber for the Paper mills, increased by approximately 30.0% in 2001 compared to 2000, they remained relatively low compared to the cost of virgin fiber.

    General and administrative expenses increased to E18.4 million in 2001, from E15.5 million in 2000, primarily as a result of payments made in connection with profit sharing bonuses for the prior year and costs related to specific projects.

    We had income from operations of E13.3 million in 2001, compared to E49.7 million in 2000. Interest expense in 2001 increased to E16.2 million from E15.2 million in 2000.

    We sold our printing paper mill located in Hainsberg, Germany effective November 2000 for approximately E5.0 million plus an amount equal to the net working capital associated with the Hainsberg mill from the sale. We also sold our packaging paper mill located in Trebsen, Germany effective June 2000 for approximately E9.5 million plus an amount equal to the net working capital associated with the Trebsen mill from the sale. As a result, we no longer produce packaging papers.

    In 2001, we reported a net loss of E2.8 million, or E0.17 per share on a basic and diluted basis, compared to net income of E32.0 million, or E1.91 per share on a basic basis and E1.87 per share on a diluted basis, in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The following table is a summary of selected financial information for the periods indicated:

                                                                AS AT DECEMBER 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
                                                                  (IN THOUSANDS)
FINANCIAL POSITION
Working capital.............................................  E  6,328       E 15,544
Properties, net.............................................   441,990        278,617
Total assets................................................   599,750(1)     429,593
Long-term debt..............................................   351,878(2)     216,871
Shareholders' equity........................................   124,969        131,613

------------------------

(1) Includes approximately E186.9 million related to properties construction in progress at the site of the Stendal mill.

(2) Includes approximately E146.5 million related to construction in progress at the site of the Stendal mill.

    At December 31, 2002, our cash and cash equivalents was E30.3 million, a net increase of E18.5 million from E11.7 million at the end of 2001. We also had E9.5 million of cash restricted to pay construction in progress costs payable and E19.1 million of cash restricted in a debt service account, both relating to the construction in progress at the site of the Stendal mill. In addition, we had E19.7 million of cash restricted in a debt service account relating to the Rosenthal mill. At December 31, 2002, short-term trading securities decreased to E0.3 million from E4.5 million at December 31, 2001.

OPERATING ACTIVITIES

    Operating activities in 2002 provided cash of E39.7 million, compared to E29.8 million in 2001. Net changes in trading securities provided cash of E4.4 million in 2002, compared to E0.5 million in 2001. Decreases in receivables and inventories provided cash of E14.9 million and E1.7 million, respectively, in the current period, compared to E7.8 million and E2.6 million, respectively, in 2001. A decrease in accounts payable and accrued expenses used cash of E13.4 million in 2002, compared to E0.9 million in 2001. We expect to continue to generate sufficient cash flow from operations to pay our interest expense and meet the working capital requirements for our operations.

INVESTING ACTIVITIES

    Investing activities in 2002 used cash of E196.0 million, primarily as a result of the acquisition of properties, net of investment grants, in connection with the Stendal project, compared to E10.3 million in 2001. The acquisition of properties in connection with the Stendal project used cash of E186.9 million in 2002. The acquisition of properties, net of investment grants, in 2001 used cash of E7.6 million. The sale of properties in 2002 provided cash of E4.4 million. Purchases of available-for-sale securities used cash of E0.6 million in 2002 and 2001, respectively. The disposition of a subsidiary in 2002 used cash of E1.2 million, net of cash disposed, compared to the purchase of a subsidiary, net of cash acquired, using cash of E2.1 million in 2001.

    In 2002, we applied for investment grants totaling E38.0 million with respect to the Stendal project, which we expect to receive in the second half of 2003. In accordance with our accounting policies, we do not record these grants until they are received.

    Our Paper mills have or will have to replace certain equipment that was damaged as a result of flooding in parts of Germany and other eastern European countries during the third quarter of 2002. The aggregate equipment costs are estimated to be approximately E3.3 million, of which approximately E0.2 million was incurred in 2002. We have applied for German government grants and for assistance under special credit programs instituted by the German government for flooding victims in connection with these costs. Although we have received approval for certain of these grants, there can be no assurance that we will receive such grants and assistance in the amounts applied for, or at all.

    We reorganized our interest in Landqart at the end of 2002 by selling a 20% interest to a Swiss bank and exchanging the other 80% interest for an indirect 39% minority interest through a limited partnership on a non-cash basis. We effected the reorganization as the markets for the specialty papers produced by Landqart are significantly different from the markets for the more consumer oriented types of specialty papers produced by us. The reorganization will allow the management of Landqart to focus on its operations and financial requirements without regard to our other operations. Further, to develop the business of Landqart will require a substantial amount of capital investment in the Landqart mill. The Swiss bank has agreed to reduce and refinance a portion of Landqart's debt and may be able to assist Landqart in securing the funds necessary to make the required capital investment in the Landqart mill.

    We are in the process of constructing a wastewater treatment plant at the Fahrbrucke mill and reconstructing the landfill at the Rosenthal mill. For more information, see "Business -- Environmental" and "Business -- Capital Expenditures", respectively.

    In August 2002, we completed financing arrangements for the Stendal project. Total investment cost in connection with the project are approximately
E1.0 billion, the majority of which is to be provided under the Stendal Loan Facility. We also contributed approximately E63.5 million to Stendal from cash on hand and through the Bridge Loans. For more information about the Stendal project, see "Business -- Stendal Pulp Mill Project and Financing".

FINANCING ACTIVITIES

    Financing activities provided cash of E175.8 million in 2002, primarily as a result of a net increase in indebtedness of E166.2 million relating to the Stendal project. An increase in restricted cash, including in connection with the Stendal project, used cash of E14.9 million in the current period. An increase in construction in progress costs in connection with the Stendal project provided cash of E24.9 million in 2002. Equity invested by minority shareholders in connection with the Stendal project provided cash of E6.3 million in 2002. We made a repayment of E12.5 million in connection with the Rosenthal Loan Facility in 2002. Financing activities used cash of E30.1 million in 2001, primarily as a result of the reduction of indebtedness during the period.

    Our pulp and paper operations were reorganized in 2002 which resulted in a reduction of tax losses being carried forward from December 31, 2001 and these tax losses were fully utilized. For more information, see Note 9 of our consolidated financial statements included in this annual report.

    Other than the agreements entered into by Stendal relating to the Stendal project, we had no material commitments to acquire assets or operating businesses at December 31, 2002. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources will be generated from cash flow from operations, cash on hand, borrowing against our assets, the sale of debt and/or equity securities and/or asset sales. In addition, in connection with our obligation to repay or refinance the Bridge Loans, we may in 2003 issue debt, equity or convertible securities.

SENSITIVITY ANALYSIS

    The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to changes in industry capacity and in the economy, both of which can have a significant influence on our selling prices and earnings. Approximately E130.2 million, or approximately 54.4%, of our revenues in 2002 were from pulp sales. The following table illustrates the effect on our net operating results in 2002 of a $20 change in our average selling price per tonne for NBSK pulp in 2002, based upon our pulp sales during the year:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 2002
                                                              ------------------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                   AMOUNT)
NBSK Pulp -- $20 per tonne change
  Change in net operating results...........................        E6,260
  Change in net operating results per share.................          0.37

FOREIGN CURRENCY

    Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro as a significant majority of our business transactions are originally denominated in Euros. By adopting the Euro, most cumulative foreign currency translation losses were eliminated. However, we hold certain assets and liabilities in U.S. dollars, Swiss francs and, to a lesser extent, in Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

    We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded as shareholders' equity on the balance sheet and do not affect our net earnings.

    In the year ended December 31, 2002, we reported a net E2.2 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to E3.5 million at December 31, 2002 from E1.3 million at December 31, 2001.

    Based upon the exchange rate at December 31, 2002, the U.S. dollar decreased by approximately 15.1% in value against the Euro since December 31, 2001. See "Quantitative and Qualitative Disclosures about Market Risk -- Derivative Instruments".

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

    Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements included in this annual report.

    DERIVATIVE INSTRUMENTS. We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. Derivative instruments are measured at fair value and reported in the balance sheet as assets or liabilities. Accounting for gains or losses depends on the intended use of the derivative instruments. Gains or losses on derivative instruments which are not designated hedges are recognized in earnings in the period of the change in fair value. Accounting for gains or losses on derivative instruments designated as hedges depends on the type of hedge and these gains or losses are recognized in either earnings or other comprehensive income.

    Retroactive application of this standard was not allowed. There is no cumulative effect in our financial statements as a result of adopting this standard. We reported a holding loss of E30.1 million before minority interests in respect of the Stendal Interest Rate Swap Agreements and a realized gain of E23.4 million in respect of the Rosenthal Currency Swaps and Interest Rate Contracts in our loss for the year ended December 31, 2002.

    IMPAIRMENT OF LONG-LIVED ASSETS. We periodically evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our management to make subjective judgments. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows.

    DEFERRED TAXES. We currently have deferred tax assets which are comprised primarily of tax loss carryforwards and deductible temporary differences, both of which will reduce taxable income in the future. We assess the realization of these deferred tax assets on a periodic basis to determine whether a valuation allowance is required. We determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized, based on currently available information, including, but not limited to, the following:

    - the history of the tax loss carryforwards and their expiry dates;

    - our projected earnings; and

    - tax planning opportunities.

    If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. As at December 31, 2002, we had E53.9 million in deferred tax assets and E43.7 million in valuation allowances, resulting in a net deferred tax asset of E10.1 million.

    If market conditions improve or tax planning opportunities arise in the future, we will reduce our valuation allowances, resulting in future tax benefits. If market conditions deteriorate in the future, we will increase our valuation allowances, resulting in future tax expenses. Any change in tax laws, particularly in Germany, will change the valuation allowances in future periods.

    ENVIRONMENTAL. Our operations are subject to a wide range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, we have devoted significant financial and management resources to comply with all applicable environmental laws and regulations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

    Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay in a three-year period. The requirement and timing of capital expenditures and the amount of wastewater fee charges are subject to negotiation with government agencies. As a result, we believe that our capital investment programs for our manufacturing plants will fully offset the wastewater fees that would have been payable for the past three years, subject to environmental audits. We estimate the aggregate wastewater fees for the past three years to be approximately
E11.2 million.

    Other than wastewater fees, we accrue for environmental remediation liabilities on a site-by-site basis when it is probable that a loss can be reasonably estimated, or as a result of an environmental action or claim, environmental studies that we conduct or regulatory assessment. As at December 31, 2002, we recorded a liability for environmental conservation expenditures of E2.3 million, based on environmental studies that we conducted. We believe that the liability amount recorded is sufficient, subject to future changes in German environmental regulations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements are based on present information we have related to our existing business circumstances and involve a number of risks and uncertainties, any of which could cause actual results to differ materially from these forward-looking statements. We caution you that we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. Factors that could cause actual results to differ materially include, but are not limited to:

    INDEBTEDNESS. We have incurred a significant amount of debt. Our high debt levels may have important consequences for us, including, but not limited to the following:

    - our ability to obtain additional financing to fund future operations or meet our working capital needs or any such financing may not be available on terms favorable to us;

    - a certain amount of our operating cash flow is dedicated to the payment of principal and interest on our indebtedness, thereby diminishing funds that would otherwise be available for our operations and for other purposes;

    - a substantial decrease in net operating cash flows or increase in our expenses could make it more difficult for us to meet our debt service requirements, which could force us to modify our operations; and

    - our leveraged capital structure may place us at a competitive disadvantage by hindering our ability to adjust rapidly to changing market conditions or by making us vulnerable to a downturn in our business or the economy in general.

    Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations may depend in significant part on the success of the Stendal mill and the extent to which we can implement successfully our business and growth strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.

    CYCLICAL NATURE OF BUSINESS; COMPETITIVE POSITION. The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to cyclical changes in industry capacity and in the global economy, all of which can have a significant influence on selling prices and our earnings. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. During the past three years, pulp prices have fallen significantly. Our competitive position is influenced by the availability and quality of raw materials and our experience in relation to other producers with respect to inflation, energy, transportation, labor costs, productivity and currency exchange rates. There can be no assurance that we will continue to be competitive in the future, as a result of new technological advancements or otherwise.

    RAW MATERIALS. Wood chips and pulpwood comprise the fiber used by the Rosenthal mill and which will be used by the Stendal mill. The fiber used by our Paper mills consists of waste paper and pulp. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulplogs is primarily affected by the supply and demand for lumber. The cost of fiber for our Paper mills is primarily affected by the supply and demand for paper and pulp. Demand for these raw materials is determined by the volume of pulp and paper products produced globally. The markets for pulp and paper products, including our products, are highly variable and are characterized by periods of excess product supply due to many factors, including periods of insufficient demand due to weak general economic activity or other causes. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if we are unable to pass along price increases to our customers. Although these materials are available from a number of suppliers, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quality of fiber we receive could be reduced as a result of industrial disputes, material curtailments or shut-down of operations by suppliers for market or other reasons, government orders and legislation, acts of god and other events beyond our control. Historically, the fiber requirements for the Rosenthal mill were procured by a third party. The agreement with this party will expire shortly and will not be renewed as we have organized our own internal wood procurement department. There can be no assurance that this department will be able to procure our fiber requirements on terms as favorable as those procured by the third party. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition and results of operations.

    ENVIRONMENTAL REGULATION. We are subject to extensive environmental laws and regulations. These laws and regulations impose stringent standards on us regarding, among other things, air emissions, effluent discharges and remediation of environmental contamination. We may incur substantial costs to comply with current requirements or new environmental laws that might be adopted. In addition, we may discover currently unknown environmental problems or conditions in the future and may incur substantial costs in correcting such problems or conditions.

    STENDAL PULP MILL PROJECT UNCERTAINTIES. The Stendal project is subject to various risks and uncertainties customary to large "greenfield" projects of this nature which may result in the Stendal project not being completed as currently scheduled or budgeted. Such delays and/or cost overruns may result from:

    - the availability and cost of materials and labor;

    - construction delays;

    - equipment failures or damage;

    - weather conditions;

    - industrial accidents;

    - government regulations;

    - changes to government assistance;

    - delays in obtaining or amending our permits;

    - errors or miscalculations in engineering, design specifications or equipment manufacturing;

    - faulty construction or workmanship; or

    - defective equipment or installation.

    The Stendal project will also be subject to extensive and complex regulations and environmental compliance which may result in delays, in Stendal and/or its shareholders, including us, incurring substantial costs, or in the Stendal project being changed or not being completed at all.

    The implementation of the Stendal project commenced in 2002 and is scheduled to be completed in the third quarter of 2004. However, there can be no assurance that the Stendal project will be completed or start-up will occur as currently planned or that, if completed, the mill will perform as currently planned. For more information about the Stendal project, see "Business -- Stendal Pulp Mill Project and Financing".

    COMPETITIVE MARKETS. We sell our products primarily in Europe and the markets for our products are highly competitive. A number of global companies compete in each of our markets and no company holds a dominant position. For both pulp and paper, a large number of companies produce products that are reasonably standardized. As a result, the traditional basis for competition in our markets has been price. Many of our competitors have greater resources than we do and may be able to adapt more quickly to industrial changes or devote greater resources to the sale of products than we can. We cannot assure you that we will be able to compete successfully against these competitors.

    DERIVATIVES. We use derivative instruments in regard to our exposure to interest rate and currency fluctuations and may in the future use derivative instruments to mitigate pulp price risks. The derivative instruments may not be designated as hedging instruments for accounting purposes. The purpose of the derivative activity may be speculative in nature, as our management uses these derivative instruments either to augment our potential gains or reduce our potential losses, depending on our management's perception of future economic events and developments. If any of the variety of instruments and strategies we utilize are not effective, we may incur losses, which may have a materially adverse effect on our results of operations and financial condition. See "Quantitative and Qualitative Disclosures about Market Risk -- Derivative Instruments".

    LABOR AGREEMENTS. The majority of our employees in Germany are represented by the IG-BCE, a national union that represents pulp and paper workers in Germany. The collective agreement relating to employees at our Paper mills expires at the end of 2003. We expect to negotiate a new collective agreement for employees at our Paper mills in 2003. For our pulp workers, we have agreed to negotiate in respect of an additional wage increase for August 2003 depending upon the general economic conditions. Although we have not experienced any significant work stoppages in the past, there can be no assurance that we will be able to negotiate an acceptable collective agreement with our employees upon expiration of the existing collective agreement with our employees at the Paper mills. This could result in a strike or work stoppage by the affected workers. The renewal of the collective agreements could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

    INSURANCE. We have obtained insurance coverage that we believe would ordinarily be maintained by an operator of facilities similar to our pulp and paper mills. Our insurance is subject to various limits and exclusions. Damage or destruction to our facilities could result in claims that are excluded by, or exceed the limits of, our insurance coverage.

    LEGAL PROCEEDINGS. Although we are not currently subject to any material legal proceedings, should legal proceedings be initiated against us in the future, whether in connection with environmental matters or otherwise, pursuant to which we are required to pay significant amounts under an order issued in or to settle such a proceeding, our results of operations and financial condition would be materially adversely affected.

    OTHER RISKS. Our future results could be adversely affected by a variety of other factors beyond our control, including, but not limited to:

    - general economic and business conditions, including changes in interest rates;

    - prices and other economic conditions;

    - natural phenomena;

    - actions by government authorities, including changes in government regulation;

    - uncertainties associated with legal proceedings;

    - technological development;

    - future decisions by management in response to changing conditions;

    - our ability to execute prospective business plans; and

    - misjudgments in the course of preparing forward-looking statements.

INFLATION

    We do not believe that inflation has had a material impact on revenues or income during 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect our results of operations and financial condition and, consequently, our fair value. We manage these risks through internal risk management policies as well as the use of derivative instruments. We use derivative instruments to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivative instruments to reduce or limit our exposure to fluctuations in pulp prices. We also use derivative instruments either to augment our potential gains or to reduce our potential losses, depending on our management's perception of future economic events and developments. These types of derivative instruments are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

    Many of our strategies, including the use of derivative instruments, and the types of derivative instruments selected by us, are based on historical trading patterns and correlations and our management's expectations of future events. However, these strategies may not be fully effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize are not effective, we may incur losses.

DERIVATIVE INSTRUMENTS

    Rosenthal has entered into the Rosenthal Currency Swaps in connection with our long-term indebtedness relating to the conversion of the Rosenthal mill to the production of kraft pulp. These derivatives have been contracted by Rosenthal using a dedicated credit line within the Rosenthal Loan Facility and assigned for this purpose, and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal has entered into the Rosenthal Currency Swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under the Rosenthal Currency Swap, Rosenthal effectively pays the principal and interest in U.S. dollars and at U.S. dollar borrowing rates.

    In December 2000, Rosenthal entered into U.S. dollar/Euro Rosenthal Currency Swaps to manage its risk exposure with respect to in aggregate approximately E223.3 million of the principal amount under the Rosenthal Loan Facility. These swaps were subsequently settled and realized in July 2002. A currency gain was recognized when loan repayments were made under the currency swap contracts during the current period. As a consequence of the settlement of these Rosenthal Currency Swaps, commencing from April 1, 2002, interest was paid at the six-month Euribor plus bank margin rate and 4.5% fixed rate including bank margin, as applicable, in accordance with the terms of the original underlying loans.

    Subsequently in July 2002, Rosenthal re-entered the Rosenthal Currency Swaps for the principal amounts of E74.5 million and E130.4 million. In
December 2002, the swap relating to the principal amount of E130.4 million under the Rosenthal Loan Facility was settled. In January 2003, Rosenthal re-entered the Rosenthal Currency Swap for the principal amount of E130.4 million.

    In addition, Rosenthal entered into the Interest Rate Contracts in the fourth quarter of 2002 to either fix or limit the interest rates in connection with certain of its indebtedness. Rosenthal also has entered into various Currency Forwards to reduce or limit its exposure to currency risks and to augment its potential gains or to reduce its potential losses.

    In August 2002, Stendal entered into the Stendal Interest Rate Swap Agreements in connection with its long-term indebtedness relating to the Stendal project to fix the interest rate under the Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. These contracts were entered into under a specific credit line under the Stendal Loan Facility and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. Under the Stendal Interest Rate Swap Agreement, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Stendal Loan Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Stendal Loan Facility. Stendal effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty. As at December 31, 2002, the aggregated notional amount outstanding was E1.1 billion.

    In addition, pursuant to the Bridge Loan which related to our investment in the Stendal project, the bank has an option to demand that the E30.0 million loan be repaid in Euros or U.S. dollars at an exchange rate of E1.00 = $0.9731, which was the exchange rate prevailing at the date of the loan, if the Euro falls below this exchange rate on the repayment date of the loan. At
December 31, 2002, the Euro had appreciated to exceed this rate. Such an option is considered an embedded derivative.

    The Rosenthal Currency Swaps, Interest Rate Contracts, Currency Forwards, the Stendal Interest Rate Swap Agreements and embedded derivative are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period.

    The following table sets forth the maturity date, the notional amount and the recognized gain or loss, for derivative instruments that were transacted during the year 2002:

                                                                                 RECOGNIZED GAIN
                                                                                (LOSS) YEAR ENDED
DERIVATIVE INSTRUMENT                       MATURITY DATE    NOTIONAL AMOUNT    DECEMBER 31, 2002
---------------------                       --------------   ----------------   ------------------
                                                              (IN MILLIONS)       (IN THOUSANDS)
ROSENTHAL
Currency Forward..........................     Settled           $   20.0             E    319
Currency Forward..........................     Settled           $   20.0                  591
Currency Forward..........................     Settled           $   20.0                  724
Currency Forward..........................     Settled           $   10.0                  582
Currency Forward..........................     Settled           $    1.0                  (79)
Rosenthal Currency Swaps..................     Settled           E  223.3               13,890
Repayment of Loan under Currency Swap.....     Settled           $    5.2                  245
Rosenthal Currency Swap...................     Settled           E  130.4                6,974
                                                                                      --------
                                                                                        23,246
                                                                                      --------

                                                             AT DECEMBER 31, 2002

Rosenthal Currency Swap(1)................  September 2013       E   74.5                2,486
Interest Rate Cap Agreements(2)...........  September 2007       $  205.9               (1,612)
Forward Rate Agreements(3)................  September 2003       $  199.3                 (509)
Forward Rate Agreement....................    June 2003          $  124.8                 (182)
                                                                                      --------
                                                                                           183
                                                                                      --------
                                                                                      E 23,429
                                                                                      ========
STENDAL
Stendal Interest Rate Swap
  Agreements(4)...........................  October 2017         E1,108.4             E(30,108)
                                                                                      ========
CORPORATE
Bridge Loan, embedded derivative..........  February 2004        E   30.0                   --
                                                                                      ========

------------------------

(1) The interest component of the swaps is required under the terms of the Rosenthal Loan Facility, and became effective for the period starting September 30, 2002. For the outstanding principal amounts of E74.5 million under the Rosenthal Loan Facility, all repayment installments from September 30, 2002 until September 30, 2013, were swapped into U.S. dollar amounts at a rate of Euro 1.0050. The interest rate was swapped into the six-month U.S. dollar/Libor plus bank margin rate with a cap of 6.8% until September 28, 2007.

(2) Rosenthal entered into two interest rate cap contracts with notional amounts of $131.0 million and $74.9 million, both maturing on September 28, 2007 with a strike rate of 6.8%.

(3) Rosenthal entered into two forward interest rate contracts with notional amounts of $74.5 million and $124.8 million both maturing on September 30, 2003.

(4) In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Agreements, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately E612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of E4.1 million, gradually increasing to E464.9 million, with an interest rate of 3.795%, and matures in May 2004. The second contract is to commence in May 2004 for a notional amount of E464.9 million, gradually increasing to

    E612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract is to commence in April 2005 for a notional amount of E612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2002, the notional amount of these three contracts was E30.9 million, E464.9 million and E612.6 million, respectively.

    We are exposed to very modest credit-related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.

    Other than the embedded derivative within the Bridge Loans, as of December 31, 2002, we have not entered into any material financial derivatives outside of our project companies, Rosenthal and Stendal, under their existing lines of credit. As at December 31, 2002, no derivative contract had been executed with respect to pulp prices.

INTEREST RATE RISK

    Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2002 and 2001, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2002

                                                                 EXPECTED FUTURE CASH FLOW*
                        CARRYING     FAIR     -----------------------------------------------------------------
                         VALUE      VALUE       2003       2004       2005       2006       2007     THEREAFTER
                        --------   --------   --------   --------   --------   --------   --------   ----------
                                                            (IN THOUSANDS)
Cash restricted.......  E 48,254   E 48,254   E10,762    E 1,296    E 1,296    E 1,296    E 1,296     E 48,858
Debt obligations(1)...   224,257    224,257    23,403     29,755     20,152     36,983     38,658      144,167

--------------------------

*   Including dividends and interest where applicable.

(1) Debt obligations consist of our debt, including the gross amount of loans payable to minority shareholders of Stendal.

                            AS AT DECEMBER 31, 2001

                                                                EXPECTED FUTURE CASH FLOW*
                        CARRYING     FAIR     ---------------------------------------------------------------
                         VALUE      VALUE       2002       2003       2004       2005       2006       2007
                        --------   --------   --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS)
Investments(1)........  E  2,424   E  2,424   E 2,424    E    --    E    --    E    --    E    --    E    --
Cash restricted.......    33,388     33,388     9,570        992        992        992        992     31,757
Notes receivable......     5,475      5,475       383      5,858         --         --         --         --
Debt obligations(2)...   154,193    154,193    23,084     26,912     17,828     17,148     16,468     91,058

--------------------------

*   Including dividends and interest where applicable.

(1) Investments consist of debt securities.

(2) Debt obligations consist of our debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

    Our reporting currency is the Euro. However, we hold financial instruments denominated in U.S. dollars, Swiss francs and, to a lesser extent, in Canadian dollars, which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the Euro will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the Euro will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the Euro will increase the fair value of such financial instrument assets and a depreciation of these currencies against the Euro will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. As a result of the change in our reporting currency from the U.S. dollar to the Euro, we re-calculated our financial instrument assets and liabilities that are sensitive to foreign currency exchange rate risk to measure their risk against the Euro, and cash restricted is no longer sensitive to foreign currency exchange rate risk. The following tables provide information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2002 and 2001, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2002

                                                                        EXPECTED FUTURE CASH FLOW*
                               CARRYING     FAIR     -----------------------------------------------------------------
                                VALUE      VALUE       2003       2004       2005       2006       2007     THEREAFTER
                               --------   --------   --------   --------   --------   --------   --------   ----------
                                                                   (IN THOUSANDS)
Investments(1)...............  E 5,842    E 5,842     E  305     E   --     E   --     E   --     E   --      E5,537
Debt obligations(2)..........   11,686     11,686      3,197      9,355         --         --         --          --

--------------------------

*   Including dividends and interest where applicable.

(1) Investments consist of equity securities, which are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars.

(2) Debt obligations consist of our debt, denominated in U.S. dollars.

                            AS AT DECEMBER 31, 2001

                                                                       EXPECTED FUTURE CASH FLOW*
                              CARRYING     FAIR     -----------------------------------------------------------------
                               VALUE      VALUE       2002       2003       2004       2005       2006     THEREAFTER
                              --------   --------   --------   --------   --------   --------   --------   ----------
                                                                  (IN THOUSANDS)
Investments(1)..............  E13,139    E13,139     E4,546    E    --     E   --     E   --     E   --      E8,593
Debt obligations(2).........   17,545     17,545      4,282     14,706         --         --         --          --

--------------------------

*   Including dividends and interest where applicable.

(1) Investments consist of debt and equity securities. Debt securities are denominated in U.S. dollars. Equity securities are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars and Swiss francs.

(2) Debt obligations consist of our debt, denominated in U.S. dollars and Swiss francs.

EQUITY PRICE RISK

    Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value of equity based financial instrument assets, thereby increasing our fair value. A decrease in trading prices will decrease the fair value of equity based financial instrument assets, thereby decreasing our fair value. The following tables provide information about our exposure to fluctuations in trading prices for the carrying amount of equity based financial instruments sensitive to such fluctuations as at December 31, 2002 and 2001, respectively, and expected cash flows from these instruments:

                            AS AT DECEMBER 31, 2002

                                                                           EXPECTED FUTURE CASH FLOW*
                                  CARRYING     FAIR     -----------------------------------------------------------------
                                   VALUE      VALUE       2003       2004       2005       2006       2007     THEREAFTER
                                  --------   --------   --------   --------   --------   --------   --------   ----------
                                                                      (IN THOUSANDS)
Investments(1)..................   E5,899     E5,899      E305      E   --     E   --     E   --     E   --      E5,594

--------------------------

*   Including dividends where applicable.

(1) Investments consist of equity securities.

                            AS AT DECEMBER 31, 2001

                                                                        EXPECTED FUTURE CASH FLOW*
                               CARRYING     FAIR     -----------------------------------------------------------------
                                VALUE      VALUE       2002       2003       2004       2005       2006     THEREAFTER
                               --------   --------   --------   --------   --------   --------   --------   ----------
                                                                   (IN THOUSANDS)
Investments(1)...............  E10,723    E10,723     E2,126     E   --     E   --     E   --     E   --      E8,597

--------------------------

*   Including dividends where applicable.

(1) Investments consist of equity securities and debt securities convertible into equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report, are included in this annual report commencing on page 59.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As a Massachusetts trust, we are managed by "trustees", who have comparable duties and responsibilities as directors of corporations. Trustees are elected by shareholders at annual meetings for staggered three-year terms. Each issued and outstanding share of beneficial interest is entitled to one vote at such meetings. Our trustees and executive officers are as follows:

    J.S.H. LEE, age 45, has been a trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC
Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively.

    C.S. MOON, age 56, has been a trustee since June 1994. Mr. Moon is an independent consultant. He was formerly the Executive Director of Shin Ho Group of Korea, an international paper manufacturer headquartered in Korea until 1998. Mr. Moon joined Shin Ho Group in 1990 and previously served in managerial positions with Moo Kim Paper Manufacturing Co., Ltd. and Sam Yung
Pulp Co., Ltd.

    M. ARNULPHY, age 69, has been a trustee since June 1995. Mr. Arnulphy has been the Managing Director of Electro Orient Ltd., a merchandise trading company located in Hong Kong, since 1998. From 1975 to 1998, Mr. Arnulphy was the Managing Director of J. Mortenson & Co., Ltd. in Hong Kong, a water treatment equipment manufacturing company.

    M. REIDEL, age 39, has been a trustee since December 1996, and Secretary and Chief Financial Officer since November 2002. Mr. Reidel also acted as our Secretary and Chief Financial Officer from December 1996 to October 1999.
Mr. Reidel was the Chief Financial Officer of Ision Internet AG from
August 1999 to February 2002. Mr. Reidel was a Managing Director of Rosenthal from 1994 to 1999 and the Chairman of the Management Board of Dresden from 1995 to 1998. Previously, he was a member of the Supervisory Board of Dresden from 1992 to 1994, vice-president of Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben, the privatization agency of the German government, responsible for portfolios of service industry and wood and paper industry companies from 1992 to 1994, and an accountant with Arthur Andersen & Co. from 1987 to 1992.

    J. L. RYU, age 43, has been a trustee since May 2002. Mr. Ryu has been the Managing Director of CSC Corporation of Korea, a general merchandise trading company, since 1993. Mr. Ryu previously founded Sam Heung Trading Co. of Korea in 1988 and subsequently merged it into CSC Corporation in 1993.

    W. MCCARTNEY, age 47, has been a trustee since January 2003. Mr. McCartney has been President and a director of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is a member of the Institute of Chartered Accountants in Canada.

    G. WITTS, age 64, has been a trustee since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired.

    W. RIDDER, age 41, was appointed a managing director of Stendal in September 2002. Mr. Ridder was the principal assistant to our chief executive officer from November 1995 until September 2002.

    The terms of Mr. Arnulphy, Mr. McCartney and Mr. Ryu as trustees expire at the annual meeting of shareholders to be held in 2003. The terms of Mr. Moon and Mr. Reidel as trustees expire at the annual meeting of shareholders to be held in 2004. The terms of Mr. Lee and Mr. Witts as trustees expire at the annual meeting of shareholders to be held in 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the SECURITIES EXCHANGE ACT OF 1934, as amended, requires that our officers and trustees and persons who own more than 10% of our shares file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports that they file. Based solely upon a review of the copies of these reports received by us, and upon written representations by our trustees and officers regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all of our trustees and officers filed all required reports under Section 16(a) in a timely manner for the year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth information on the annual compensation for each of the last three years paid to our chief executive officer and those executive officers that earned in excess of $100,000 during the most recently completed fiscal year, referred to as the "Named Executive Officers":

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                             ANNUAL COMPENSATION                ------------
                                ---------------------------------------------    SECURITIES
                                                                 OTHER ANNUAL    UNDERLYING     ALL OTHER
                                            SALARY     BONUS     COMPENSATION     OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR       ($)        ($)          ($)            (#)            ($)
---------------------------     --------   --------   --------   ------------   ------------   ------------
Jimmy S.H. Lee................    2002     238,504         --       90,941               --           --
Chief Executive Officer           2001     213,012    309,137       10,679               --           --
                                  2000     220,112         --           --        1,360,000           --

Maarten Reidel(1).............    2002     282,699         --           --               --           --
Chief Financial Officer

Wolfram Ridder(2).............    2002     188,466         --           --               --           --
Managing Director of Stendal

------------------------

(1) Mr. Reidel was appointed Chief Financial Officer in November 2002. The amounts presented for Mr. Reidel have been annualized.

(2) Mr. Ridder was appointed a managing director of Stendal effective
    September 2002 for an indefinite term at a salary of E200,000 per annum, increasing to E240,000 in April 2003, and a bonus of up to 25% of his annual salary based upon performance targets. The amounts presented for Mr. Ridder have been annualized.

STOCK OPTIONS

    None of our Named Executive Officers were granted options to purchase our shares during 2002. Pursuant to Mr. Reidel's employment agreement effective
July 1, 2002, in March 2003, we granted Mr. Reidel options to acquire up to 100,000 of our shares under our stock option plan at an exercise price of $6.375 per share, exercisable immediately as to one-third of the options granted and one-third on each of the first and second anniversaries of the date of grant.

    The table below provides information regarding the exercise of options during 2002 by our Named Executive Officers and information with respect to unexercised options held by them at December 31, 2002:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES
                                    SHARES                  UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                   ACQUIRED      VALUE         OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS AT
                                  ON EXERCISE   REALIZED         YEAR-END (#)             FISCAL YEAR-END ($)
NAME                                  (#)         ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                              -----------   --------   -------------------------   -------------------------
Jimmy S.H. Lee..................         --          --         1,685,000/Nil                 Nil/Nil
Chief Executive Officer

Wolfram Ridder..................         --          --          60,000/Nil                   Nil/Nil
Managing Director of Stendal

COMPENSATION OF TRUSTEES

    Our non-management trustees receive $20,000 annually for their services and $500 for each meeting of trustees that they attend. We also reimburse our trustees and officers for expenses incurred in connection with their duties as our trustees and officers. Trustees that are not also our officers or employees and who are in office at the end of a fiscal year may receive options to acquire up to 6,000 of our shares at an exercise price equal to the closing price of our shares on the NASDAQ National Market on the last trading day of a fiscal year.

INDEMNITY AGREEMENTS

    We have entered into a Trustee's Indemnity Agreement with each of our trustees. We have agreed under each of these agreements to indemnify each of our trustees against any and all claims and costs that are or may be brought against him as a result of his being one of our trustees, officers or employees or that of a company related to us. However, under the agreements, we are not obligated to indemnify a trustee against any claims or costs in certain instances, including if it is determined that the trustee failed to act honestly and in good faith with a view to our best interests, if the trustee failed to disclose his interest or conflicts as required under corporate legislation in Washington or we are not permitted to indemnify the trustee under such legislation, or if the trustee has violated any insider trading rules under United States federal and state securities laws.

    If there is a change in control (as defined in the agreement) of Mercer other than a change in control which has been approved by a majority of our trustees, we are required to seek legal advice as to whether and to what extent a trustee would be permitted to be indemnified under applicable law. In addition, the agreements allow us to defend any claim made against a trustee.

EMPLOYMENT AGREEMENTS

    Mr. Lee is a party to an amended and restated employment agreement dated November 20, 2000 with us. The agreement generally provides, subject to certain termination provisions, for the continued employment of Mr. Lee as president and chief executive officer for a period of 36 months with automatic one month renewals, so that the contract at all times has a remaining term of 36 months. The agreement provides for a base salary of $240,000 (which is paid in a foreign currency) and other compensation as determined by the board of trustees. The agreement contains change in control provisions pursuant to which, if a change in control (as defined in the agreement) occurs, Mr. Lee may only be discharged for cause. In the event Mr. Lee is terminated without cause or resigns for good reason (as defined in the agreement) within eighteen months of the change in control, he shall be entitled to a severance payment of three times his annual salary under the agreement and all unvested rights in any stock option or other benefit plans shall vest in full. If Mr. Lee is terminated without cause or resigns for good reason within three years of the change in control, he shall be entitled to a severance payment of three times the sum of his then annual salary under the agreement plus the higher of his last annual bonus and the highest bonus received during the preceding five years. In addition, all unvested rights in any stock option or other benefit plans will vest in full. Mr. Lee will also continue to receive equivalent benefits as were provided at the date of termination for the remaining term of the agreement.
Mr. Lee may terminate his employment with us at any time for good reason (as described in his employment agreement) within 180 days after the occurrence of the good reason event.

    Mr. Reidel is a party to an employment agreement effective July 1, 2002 with us. The agreement is for an indefinite term, except that it automatically terminates at the end of the month in which Mr. Reidel turns 65 years old. Under the agreement, Mr. Reidel is to act as chief financial officer and is responsible for, among other things, the strategic development of Mercer. In consideration for services provided under the agreement, Mr. Reidel is entitled to an annual gross salary of E300,000 and options to acquire up to a maximum of 100,000 of our shares, and is entitled to participate in our bonus program. The agreement may be terminated by either party upon three months' prior written notice, except that no notice period is required where such termination is for cause.

INCENTIVE BONUS PLAN

    We have adopted an employee incentive bonus plan which provides for the award of interests in an incentive bonus pool established under the plan to our trustees, officers and employees. The purpose of the plan is to attract and retain the services of qualified people and to provide additional incentive to them by granting them the opportunity to participate in our profits. Under the plan, up to 5% of our Net Income (as defined in the plan) for each fiscal year is set aside as a bonus pool. Units in the bonus pool may be granted by our board of trustees at its discretion to eligible persons during a fiscal year. The amount payable to a person from the bonus pool equals the percentage of the total number of units granted during the fiscal year which are held by the person at the end of the fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    C.S. Moon and Michel Arnulphy served as members of the compensation committee of our board of trustees during the year ended December 31, 2002. Neither Mr. Moon nor Mr. Arnulphy was one of our officers or employees during the year ended December 31, 2002, or has formerly been one of our officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of our shares as of March 21, 2003 by each shareholder who is known by us to own more than five percent of our outstanding shares. The following is based solely on statements made in filings with the SEC or other information we believe to be reliable.

                                                               NUMBER OF       PERCENTAGE OF
NAME AND ADDRESS OF OWNER                                     SHARES OWNED   OUTSTANDING SHARES
-------------------------                                     ------------   ------------------
Greenlight Capital, L.L.C...................................   2,517,500            14.9%
420 Lexington Ave.
Suite 875
New York, NY 10170

Cramer Rosenthal McGlynn....................................   1,729,700            10.3%
707 Westchester Avenue
White Plains, NY 10604

Merrill Lynch & Co., Inc....................................   1,596,700             9.5%
4 World Financial Center
New York, NY 10080

FMR Corp.(1)................................................   1,564,400             9.3%
82 Devonshire Street
Boston, MA 02109

------------------------

(1) Filed jointly with Edward C. Johnson III and Abigail P. Johnson.

    The following table sets forth information regarding ownership of our shares as of March 28, 2003 by each of our trustees and all of our trustees and executive officers as a group. Unless otherwise indicated, each trustee has sole voting and disposition power with respect to the shares set forth opposite his name.

                                                               NUMBER OF       PERCENTAGE OF
NAME OF OWNER                                                 SHARES OWNED   OUTSTANDING SHARES
-------------                                                 ------------   ------------------
Jimmy S.H. Lee(1)...........................................   1,619,800             8.8%

C.S. Moon(2)................................................      29,000                *

Michel Arnulphy(2)..........................................      23,000                *

Maarten Reidel(3)...........................................     153,333                *

Jong L. Ryu.................................................          --               --

William McCartney...........................................          --               --

Graeme Witts................................................          --               --

Wolfram Ridder(2)...........................................      60,000                *

Trustees and Officers as a Group (7 persons)(4).............   1,885,133            10.1%

------------------------

*   Less than 1%.

(1) Includes presently exercisable stock options to acquire up to 1,585,000 shares.

(2) Represents presently exercisable stock options.

(3) Includes presently exercisable stock options to acquire up to 33,333 shares.

(4) Includes presently exercisable stock options to acquire up to 1,730,333 shares.

    The following table sets forth information as at December 31, 2002 regarding our stock option plan under which options to acquire an aggregate of 3,600,000 of our shares may be granted to our officers and employees, and to our trustees who are not our officers or employees up to a maximum of 130,000 shares:

                                        NUMBER OF SHARES TO BE     WEIGHTED-AVERAGE       NUMBER OF SHARES
                                        ISSUED UPON EXERCISE OF    EXERCISE PRICE OF    AVAILABLE FOR FUTURE
                                          OUTSTANDING OPTIONS     OUTSTANDING OPTIONS   ISSUANCE UNDER PLAN
                                        -----------------------   -------------------   --------------------
Stock Option Plan.....................          2,118,000                $7.28                 158,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

ITEM 14.  CONTROLS AND PROCEDURES

    Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports on file with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                      --------
(a)(1)  FINANCIAL STATEMENTS

        Independent Auditors' Report................................        59
        Consolidated Balance Sheets.................................        60
        Consolidated Statements of Operations.......................        61
        Consolidated Statements of Comprehensive Income.............        62
        Consolidated Statements of Changes in Shareholders'
          Equity....................................................        63
        Consolidated Statements of Cash Flows.......................        64
        Notes to the Consolidated Financial Statements..............        65

(2) LIST OF EXHIBITS

         3.1     (a) *  Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990
                          together with an Amendment to Declaration of Trust dated
                          December 12, 1991.
                 (b) *  Amendments to Declaration of Trust dated July 8, 1993;
                          August 17, 1993; and September 9, 1993.
         3.2*           Trustees' Regulations dated September 24, 1973.
         4.1            Shareholder Rights Plan. Incorporated by reference from
                          Form 8-A dated August 17, 1993.
        10.1            Acquisition Agreement among Treuhandanstalt, Dresden Papier
                          AG, Dresden Papier Holding GmbH, Mercer
                          International Inc., and Shin Ho Paper Mfg. Co., Ltd.
                          Incorporated by reference from Form 8-K dated
                          September 20, 1993.
        10.2            Acquisition Agreement among Treuhandanstalt, Zellstoff-und
                          Papierfabrik Rosenthal GmbH, Raboisen
                          Einhundertsechsundfunfzigste Vermogensverwaltungs-
                          gesellschaft GmbH, to be renamed ZPR Zellstoff-und
                          Papierfabrik Rosenthal Holding GmbH, Mercer
                          International Inc. and 448380 B.C. Ltd. dated July 3,
                          1994. Incorporated by reference from Form 8-K dated
                          July 3, 1994.
        10.3            Amended and Restated 1992 Stock Option Plan. Incorporated by
                          reference from Form S-8 dated March 2, 2000.
        10.4            2002 Employee Incentive Bonus Plan.
        10.5*           Form of Separation Agreement between Mercer
                          International Inc. and Arbatax International Inc.
        10.6            English Translation of a Loan Agreement in the amount of
                          DM508,000,000 between Zellstoff-und Papierfabrik
                          Rosenthal GmbH & Co. KG, Blankenstein on the one hand and
                          Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft,
                          Munich and Bayerische Vereinsbank Aktiengesellschaft,
                          Munich on the other hand dated July 6, 1998. Incorporated
                          by reference from Form 8-K dated July 16, 1998.
        10.7            English Translation of Agreement on the obligations of the shareholders between Mercer International Inc.,
                          Spezialpapierfabrik Blankenstein GmbH and Zellstoff-und
                          Papierfabrik Rosenthal Verwaltungs GmbH and Bayerische
                          Hypo-und Vereinsbank Aktiengesellschaft dated
                          February 11, 1999.
        10.8*           Amended and Restated Employment Agreement between Mercer
                          International Inc. and Jimmy S.H. Lee dated
                          November 20, 2000.
        10.9            English Translation of Amendment Agreement No. 4 dated
                          December 13, 2000 between Zellstoff-und Papierfabrik
                          Rosenthal GmbH & Co. KG and Bayerische Hypo-und
                          Vereinsbank Aktiengesellschaft to the Loan Agreement dated
                          July 6, 1998. Incorporated by reference from Form 8-K
                          dated January 23, 2001.
        10.10*          Purchase Agreement between Sihl and Mercer
                          International Inc. dated December 14, 2001 relating to
                          the acquisition of Landqart AG.
        10.11           Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und
                          Vereinsbank AG. Incorporated by reference from Form 8-K
                          dated September 10, 2002.
        10.12           Shareholders' Undertaking Agreement dated August 26, 2002
                          among Mercer International Inc., Stendal Pulp
                          Holdings GmbH, RWE Industrie-Losungen GmbH, AIG Altmark
                          Industrie AG and FAHR Beteiligungen AG and Zellstoff
                          Stendal GmbH and Bayerische Hypo-und Vereinsbank AG.
                          Incorporated by reference from Form 8-K dated
                          September 10, 2002.
        10.13           Shareholders' Agreement dated August 26, 2002 among
                          Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE
                          Industrie- Losungen GmbH and FAHR Beteiligungen AG.

        10.14           Loan Agreement dated August 26, 2002 among Babcock & Brown
                          Investment Management Partners LP, Babcock & Brown
                          Investment Management Partners LP et. al. and Mercer
                          International Inc. Incorporated by reference from
                          Form 8-K dated September 10, 2002.
        10.15           Loan Agreement dated August 26, 2002 among MFC Merchant
                          Bank S.A., MFC Merchant Bank S.A. et. al. and Mercer
                          International Inc. Incorporated by reference from
                          Form 8-K dated September 10, 2002.
        10.16           Contract for the Engineering, Design, Procurement,
                          Construction, Erection and Start-Up of a Kraft Pulp Mill
                          between Zellstoff Stendal GmbH and RWE Industrie-
                          Losungen GmbH dated August 26, 2002.
        10.17           Purchase and Sale Agreement dated December 30, 2002 between
                          Equitable Industries Limited Partnership and Mercer
                          International Inc. relating to the sale of Landqart AG.
        10.18           Employment Agreement effective July 1, 2002 between ZPR
                          Zellstoff-und Papierfabrik Rosenthal Holding GmbH and
                          Maarten Reidel.
        10.19           Form of Trustee's Indemnity Agreement between Mercer
                          International Inc. and its Trustees.
        10.20           English Translation of Agreement between Zellstoff-und
                          Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein a.d.
                          Saale and Bayerische Hypo-und Vereinsbank AG dated
                          May 27, 2002.
        21              List of Subsidiaries of Registrant.
        23              Independent Auditors Consent.
        99.1            Certification of Periodic Report.
        99.2            Certification of Periodic Report.

     -----------------------------

      *  Filed in Form 10-K for prior years.

   (b)  REPORTS ON FORM 8-K

        The Registrant filed the following reports on Form 8-K with respect to the indicated items during the fourth quarter of the fiscal year:

        Form 8-K/A dated October 4, 2002:
        Item 7. Exhibits

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Mercer International Inc.

    We have audited the accompanying consolidated balance sheets of Mercer International Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercer International Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ PETERSON SULLIVAN P.L.L.C.

Seattle, Washington
January 31, 2003

                           MERCER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001
                            (IN THOUSANDS OF EUROS)

                                                                2002       2001
                                                              --------   --------
ASSETS
Current Assets
  Cash and cash equivalents.................................  E 30,261   E 11,741
  Cash restricted...........................................     9,459         --
  Investments...............................................       307      4,549
  Receivables...............................................    31,924     47,892
  Inventories...............................................    16,375     25,062
  Prepaid expenses..........................................     7,891      3,968
                                                              --------   --------
      Total current assets..................................    96,217     93,212

Long-Term Assets
  Cash restricted...........................................    38,795     33,388
  Properties................................................   441,990    278,617
  Investments...............................................     5,592      8,598
  Equity method investment..................................     7,019         --
  Note receivable...........................................        --      5,475
  Deferred income tax.......................................    10,137     10,303
                                                              --------   --------
                                                               503,533    336,381
                                                              --------   --------
                                                              E599,750   E429,593
                                                              ========   ========
LIABILITIES
Current Liabilities
  Accounts payable and accrued expenses.....................  E 32,866   E 51,916
  Construction in progress costs payable....................    24,885         --
  Note payable..............................................       832      7,392
  Note payable, construction in progress....................    15,000         --
  Debt, current portion.....................................    16,306     18,360
                                                              --------   --------
      Total current liabilities.............................    89,889     77,668

Long-Term Liabilities
  Debt, construction in progress, less current portion......   146,485         --
  Debt, less current portion................................   205,393    216,871
  Derivative financial instruments, construction in
    progress................................................    30,108         --
  Other.....................................................     2,906      3,441
                                                              --------   --------
                                                               384,892    220,312
                                                              --------   --------
      Total liabilities.....................................   474,781    297,980
Minority Interest...........................................        --         --

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 50,000,000 authorized and
  issuable in series
  Series A, 500,000 authorized, none issued and
    outstanding.............................................        --         --
  Series B, 3,500,000 authorized, none issued and
    outstanding.............................................        --         --
Shares of beneficial interest, U.S. $1 par value; unlimited
  authorized; 16,874,899 issued and outstanding at
  December 31, 2002 and 16,794,899 at December 31, 2001.....    76,995     76,722
Retained earnings...........................................    52,789     59,111
Accumulated other comprehensive loss........................    (4,815)    (4,220)
                                                              --------   --------
                                                               124,969    131,613
                                                              --------   --------
                                                              E599,750   E429,593
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                 (IN THOUSANDS OF EUROS, EXCEPT PER SHARE DATA)

                                                                2002       2001       2000
                                                              --------   --------   --------
Revenues
  Sales of pulp and paper...................................  E227,883   E205,001   E245,059
  Transportation............................................     4,953      5,491      4,189
  Other.....................................................     6,296      5,955      9,635
                                                              --------   --------   --------
                                                               239,132    216,447    258,883
Cost of sales
  Pulp and paper............................................   208,454    180,603    190,529
  Transportation............................................     5,009      4,076      3,175
                                                              --------   --------   --------
      Gross profit..........................................    25,669     31,768     65,179
General, administrative and other...........................    24,979     18,436     15,514
                                                              --------   --------   --------
      Income from operations................................       690     13,332     49,665

Other income (expense)
  Interest expense..........................................   (13,753)   (16,170)   (15,198)
  Investment income (loss)..................................       436      2,872     (2,337)
  Derivative financial instruments
    Unrealized loss, construction in progress financing.....   (30,108)        --         --
    Realized gains (losses), other..........................    23,429     (2,504)        --
  Other.....................................................     1,755       (270)        --
                                                              --------   --------   --------
      Total other (expense).................................   (18,241)   (16,072)   (17,535)
                                                              --------   --------   --------
      Income (loss) before income taxes and minority
        interest............................................   (17,551)    (2,740)    32,130
Income tax benefit (provision)..............................       264        (83)      (117)
                                                              --------   --------   --------
      Income (loss) before minority interest................   (17,287)    (2,823)    32,013
Minority interest...........................................    10,965         --         --
                                                              --------   --------   --------
      Net income (loss).....................................  E (6,322)  E (2,823)  E 32,013
                                                              ========   ========   ========
Earnings (loss) per share
  Basic.....................................................  E  (0.38)  E  (0.17)  E   1.91
                                                              ========   ========   ========
  Diluted...................................................  E  (0.38)  E  (0.17)  E   1.87
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                            (IN THOUSANDS OF EUROS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Net income (loss)...........................................  E(6,322)   E(2,823)   E32,013

Other comprehensive income (loss)
  Foreign currency translation adjustment...................    2,186       (942)       187
  Unrealized gains (losses) on securities
    Unrealized holding gains (losses) arising during the
      period................................................   (3,615)     1,881     (2,219)
    Reclassification adjustment for losses included in net
      income (loss).........................................      834         --         92
                                                              -------    -------    -------
                                                               (2,781)     1,881     (2,127)
                                                              -------    -------    -------
Other comprehensive income (loss)...........................     (595)       939     (1,940)
                                                              -------    -------    -------
Comprehensive income (loss).................................  E(6,917)   E(1,884)   E30,073
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                            (IN THOUSANDS OF EUROS)

                                                                                           ACCUMULATED OTHER COMPREHENSIVE
                                          SHARES OF BENEFICIAL INTEREST                             INCOME (LOSS)
                                        ----------------------------------              --------------------------------------
                                                                  AMOUNT                  FOREIGN
                                                                  PAID IN                CURRENCY       UNREALIZED
                                        NUMBER OF                EXCESS OF   RETAINED   TRANSLATION   GAINS (LOSSES)
                                          SHARES     PAR VALUE   PAR VALUE   EARNINGS   ADJUSTMENTS   ON SECURITIES     TOTAL
                                        ----------   ---------   ---------   --------   -----------   --------------   -------
Balance at December 31, 1999..........  16,635,399    E12,603     E63,060    E29,921      E2,060         E(5,279)      E(3,219)
Shares issued for exercise of
  options.............................     159,500        178         881         --          --              --            --
Net income............................          --         --          --     32,013          --              --            --
Other comprehensive income (loss).....          --         --          --         --         187          (2,127)       (1,940)
                                        ----------    -------     -------    -------      ------         -------       -------
Balance at December 31, 2000..........  16,794,899     12,781      63,941     61,934       2,247          (7,406)       (5,159)
Net loss..............................          --         --          --     (2,823)         --              --            --
Other comprehensive income (loss).....          --         --          --         --        (942)          1,881           939
                                        ----------    -------     -------    -------      ------         -------       -------
Balance at December 31, 2001..........  16,794,899     12,781      63,941     59,111       1,305          (5,525)       (4,220)
Shares issued for cash................     200,000        191         695         --          --              --            --
Repurchase of shares..................    (120,000)      (121)       (492)        --          --              --            --
Net loss..............................          --         --          --     (6,322)         --              --            --
Other comprehensive income (loss).....          --         --          --         --       2,186          (2,781)         (595)
                                        ----------    -------     -------    -------      ------         -------       -------
Balance at December 31, 2002..........  16,874,899    E12,851     E64,144    E52,789      E3,491         E(8,306)      E(4,815)
                                        ==========    =======     =======    =======      ======         =======       =======


                                        SHAREHOLDERS'
                                           EQUITY
                                        -------------
Balance at December 31, 1999..........    E102,365
Shares issued for exercise of
  options.............................       1,059
Net income............................      32,013
Other comprehensive income (loss).....      (1,940)
                                          --------
Balance at December 31, 2000..........     133,497
Net loss..............................      (2,823)
Other comprehensive income (loss).....         939
                                          --------
Balance at December 31, 2001..........     131,613
Shares issued for cash................         886
Repurchase of shares..................        (613)
Net loss..............................      (6,322)
Other comprehensive income (loss).....        (595)
                                          --------
Balance at December 31, 2002..........    E124,969
                                          ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                            (IN THOUSANDS OF EUROS)

                                                                2002        2001       2000
                                                              ---------   --------   --------
Cash Flows from Operating Activities
  Net income (loss).........................................  E  (6,322)  E (2,823)  E 32,013
  Adjustments to reconcile net income (loss) to cash flows
    from operating activities
    Unrealized loss on derivative financial instruments.....     30,108         --         --
    Depreciation............................................     25,614     22,966     24,046
    Minority interest.......................................    (10,965)        --         --
    Changes in current assets and liabilities
      Investment in trading securities......................      4,356        514       (875)
      Inventories...........................................      1,717      2,611     (3,683)
      Receivables...........................................     14,909      7,770     (7,849)
      Accounts payable and accrued expenses.................    (13,373)      (873)       290
      Prepaid expenses and other............................     (6,310)      (382)      (547)
                                                              ---------   --------   --------
        Net cash from operating activities..................     39,734     29,783     43,395

Cash Flows from Investing Activities
  Acquisition of properties, net of investment grants.......   (199,556)    (7,647)    28,319
  Sale of properties........................................      4,394         --     14,495
  Purchase of subsidiary, net of cash acquired..............         --     (2,055)        --
  Purchases of available-for-sale securities................       (612)      (636)    (2,083)
  Disposal of subsidiary....................................     (1,156)        --         --
  Other.....................................................        892         --        840
                                                              ---------   --------   --------
        Net cash from investing activities..................   (196,038)   (10,338)    41,571

Cash Flows from Financing Activities
  Cash restricted...........................................    (14,866)    (6,615)   (13,343)
  Increase in construction in progress costs payable........     24,885         --         --
  Decrease in operating pulp mill renovation costs
    payable.................................................         --     (1,008)   (54,617)
  Increase in notes payable and debt........................    183,017      6,503      6,136
  Decrease in notes payable and debt........................    (23,725)   (28,962)    (6,063)
  Shares of beneficial interest issued for cash, net of
    repurchases.............................................        273         --      1,059
  Equity from minority shareholders.........................      6,259         --         --
                                                              ---------   --------   --------
        Net cash from financing activities..................    175,843    (30,082)   (66,828)

Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,019)     2,689       (160)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........     18,520     (7,948)    17,978
Cash and Cash Equivalents, beginning of year................     11,741     19,689      1,711
                                                              ---------   --------   --------
Cash and Cash Equivalents, end of year......................  E  30,261   E 11,741   E 19,689
                                                              =========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           MERCER INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Mercer International Inc. ("the Company") is a business trust organized under the laws of the State of Washington, U.S. Under Washington law, shareholders of a business trust have the same limited liability as shareholders of a corporation. The Company produces and markets pulp and paper products. The amounts in the notes are rounded to the nearest thousand except for the per share amounts.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company's subsidiaries, Dresden Papier GmbH, Papierfabrik Fahrbrucke GmbH, Spezial Papierfabrik Blankenstein GmbH, Zellstoff-und Papierfabrik
Rosenthal GmbH & Co., KG and Zellstoff Stendal GmbH. Investments in entities where the Company owns at least a 20% voting interest, but does not have control, are accounted for under the equity method. The amount of earnings from equity investees was not material. Significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company maintains cash balances in foreign financial institutions in excess of insured limits.

    At December 31, 2002, E9,459 in cash was restricted by a lender to pay construction in progress costs payable. In addition, the Company had E38,795 of long-term restricted cash representing debt service reserve accounts required by long-term debt agreements.

INVESTMENTS

    The Company's available-for-sale and trading securities are stated at their fair values. Realized gains or losses of investments are included in the results of operations. Any unrealized holding gains or losses for trading securities are included in the results of operations. Any unrealized gains or losses for available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses.

    The Company uses the equity method to account for an investment when it has the ability to significantly influence the investee's operating and financial policies. Under the equity method, the investment is initially recorded at cost, then reduced by dividends and increased or decreased by the Company's proportionate share of the investee's net earnings or loss.

INVENTORIES

    Inventories of pulp are stated at the lower of cost (average-cost method) or market. Paper products are stated at the lower of cost (first-in, first-out method) or market.

PROPERTIES

    Properties are stated at cost less accumulated depreciation, unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its

                           MERCER INTERNATIONAL INC.

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carrying amount in which case an impairment loss is recognized based on the fair value of the asset. Grants received from a government reduce cost of property improvements.

    Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over 10 to 50 years and production equipment over 8 to 20 years. Repairs and maintenance are charged to expense as incurred. Expenditures for new facilities and those expenditures that substantially increase the useful lives of existing properties are capitalized, as well as interest costs associated with major capital projects until ready for their intended use.

FOREIGN OPERATIONS AND CURRENCY TRANSLATION

    The Company translates foreign assets and liabilities of its subsidiaries, other than those not denominated in Euros, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "General, administrative and other" in the statement of operations, which amounted to E(3,026), E3,361 and E(355) for the years ended December 31, 2002, 2001 and 2000, respectively.

    Effective January 1, 2002, the Company changed its reporting currency from the U.S. dollar to the Euro (except for currency amounts as contractually required). The reason for this change was because a significant majority of the Company's assets and operations are located in Germany where the currency is the Euro. The Company's functional currency and reporting currency are now the same. Prior years' financial statements had been reported in U.S. dollars, but have been restated into Euros using the guidance of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Therefore, the financial statements for prior years depict the same trends as the previous financial statements presented in U.S. dollars.

    The Euro was initially implemented by the European Union on January 1, 1999. By adopting the Euro as the Company's reporting currency, most of the cumulative foreign currency translation losses were eliminated from the Company's balance sheets and most of the foreign currency translation losses were eliminated from the Company's statements of comprehensive income. Prior to the restatement, at December 31, 2001, there was a cumulative foreign currency translation loss of $64,016 (in thousands of U.S. dollars) included as part of shareholders' equity in the balance sheet. In conjunction with the restatement, the majority of this amount was eliminated. During the years ended December 31, 2001 and 2000, there were foreign currency translation losses of $7,687 and $6,400 (in thousands of U.S. dollars), respectively, included as part of other comprehensive income
(loss). In conjunction with the restatement, the majority of these amounts were eliminated.

REVENUE AND RELATED COST RECOGNITION

    The Company recognized revenue from product sales when the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectibility is reasonably assured. Sales

                           MERCER INTERNATIONAL INC.

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are reported net of discounts and allowances. Amounts charged to customers for shipping and handling are recognized as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.

ENVIRONMENTAL CONSERVATION

    Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity.

STOCK-BASED COMPENSATION

    The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                2002       2001       2000
                                                              --------   --------   --------
NET INCOME (LOSS)
  As reported...............................................  E(6,322)   E(2,823)   E32,013
  Deduct: Total stock-based employee compensation expense
    determined under fair value based methods for all
    awards,
    net of any related tax effects..........................       (9)    (3,213)    (3,124)
                                                              -------    -------    -------
  Proforma..................................................  E(6,331)   E(6,036)   E28,889
                                                              =======    =======    =======

                                                                2002       2001       2000
                                                              --------   --------   --------
BASIC EARNINGS (LOSS) PER SHARE
  As reported...............................................   E(.38)     E(.17)     E1.91
  Proforma..................................................   E(.38)     E(.36)     E1.72

DILUTED EARNINGS (LOSS) PER SHARE
  As reported...............................................   E(.38)     E(.17)     E1.87
  Proforma..................................................   E(.38)     E(.36)     E1.69

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

                           MERCER INTERNATIONAL INC.

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Derivative instruments are measured at fair value and reported in the consolidated balance sheets as assets or liabilities. Accounting for gains or losses depends on the Company's intended use of the derivative instruments. Gains or losses on derivative instruments which are not designated hedges are recognized in earnings in the period of the change in fair value. Accounting for gains or losses on derivative instruments designated as hedges depends on the type of hedge and such gains or losses are recognized in either earnings or other comprehensive income.

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

RECLASSIFICATIONS

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation (primarily in the consolidated statements of operations because management has determined that the 2002 presentation better portrays operating results).

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

NEW ACCOUNTING STANDARDS

    Statements of Financial Accounting Standards No. ("SFAS") 145 and 146 are generally modifications to previously adopted standards. A part of SFAS 145 is effective for years beginning after May 15, 2002, and SFAS 146 is effective for years beginning after December 31, 2002. These new standards do not have an effect on the Company's consolidated financial statements.

                           MERCER INTERNATIONAL INC.

NOTE 2.  INVESTMENTS

    Trading securities are classified as current investments and are summarized as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Bonds.......................................................    E --      E2,424
Equity securities...........................................     307       2,125
                                                                ----      ------
                                                                E307      E4,549
                                                                ====      ======

    Included within trading securities at December 31, 2002, is an investment in common shares of one company that represents 95% of the total value of trading securities. Included within trading securities at December 31, 2001, are investments in a bond and common shares of two companies that represent 53% of the total value of trading securities. The change in net unrealized holding gains (losses) on trading securities which has been included in earnings was E(501), E1,383 and E(186) during 2002, 2001 and 2000, respectively.

    Available-for-sale securities consist of equity securities and have been classified as long-term investments. Equity securities of two companies represented 98% and 85% of the total available-for-sale securities at December 31, 2002 and 2001, respectively. The proceeds from sales of these securities amounted to E948, none and E205 which resulted in realized gains (losses) of E66, none and E(84) during 2002, 2001 and 2000, respectively. The fair value of available-for-sale securities included on the balance sheets at December 31, 2002, 2001 and 2000, was E4,727, E8,202 and E5,585, respectively.
The cost of these securities was E13,033, E13,727 and E12,991 which resulted in unrealized losses being recorded in comprehensive income of E(8,306), E(5,525) and E(7,406) at December 31, 2002, 2001 and 2000, respectively. Also, included in long-term investments were equity securities stated at cost of E865 and E396 at December 31, 2002 and 2001, respectively, which did not have a readily determinable fair value. However, management believes that the estimated market value is greater than the carrying value.

NOTE 3.  RECEIVABLES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Sale of paper and pulp products.............................  E13,582    E23,809
Securities trading..........................................       --     14,137
Derivative transactions.....................................    3,792        463
Value added tax.............................................    7,096      1,073
Other.......................................................    7,454      8,410
                                                              -------    -------
                                                              E31,924    E47,892
                                                              =======    =======

    Receivables are stated at their outstanding principal balances. The Company had a long-term note receivable at December 31, 2001, on which interest income was accrued as earned. This note was used to reduce debt during 2002. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that any allowance would not be material at either December 31, 2002 or 2001. The Company

                           MERCER INTERNATIONAL INC.

NOTE 3.  RECEIVABLES (CONTINUED)
charges off receivables to any allowance when management determines that a receivable is not collectible. The Company does not generally require collateral for any of its receivables.

    At December 31, 2001, the Company pledged E14,137 in securities trading receivables as collateral, for amounts payable for securities.

NOTE 4.  INVENTORIES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Pulp and paper
  Raw materials.............................................  E10,394    E14,604
  Work in process and finished goods........................    5,981     10,458
                                                              -------    -------
                                                              E16,375    E25,062
                                                              =======    =======

NOTE 5.  PROPERTIES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  E  7,945   E  9,564
Buildings...................................................    12,490     19,369
Production and other equipment..............................   335,403    327,186
                                                              --------   --------
                                                               355,838    356,119
Less: Accumulated depreciation..............................   100,753     77,502
                                                              --------   --------
                                                               255,085    278,617
Construction in progress....................................   186,905         --
                                                              --------   --------
                                                              E441,990   E278,617
                                                              ========   ========

    Construction in progress represents the costs incurred (including E3,134 of debt interest capitalized in 2002) to build a 552,000 tonne softwood kraft pulp mill located in Stendal, Germany. A subsidiary that is owned 63.6% by the Company is building the mill and will operate it on completion. Management estimates the total cost of the mill will be E1,000,000. Under German legislation, non-repayable grants are provided to qualifying businesses that comply with the terms of the grants and are operating in eastern Germany to finance capital investments. Management expects to receive these government grants and when received, they will reduce the overall cost. The Company has applied for approximately E38,000 in construction grants which are expected to be received prior to the end of 2003.

                           MERCER INTERNATIONAL INC.

NOTE 6.  NOTES PAYABLE

    At December 31, 2002, the Company has a note payable to a financial institution in the amount of E15,000 relating to the Company's investment in the Stendal pulp mill project, interest rate at Euribor plus 6.5% in initial term (9.75% at December 31, 2002), Euribor plus 9.0% in extended period and Euribor plus 11.5% in second extended period; principal plus interest due April 26, 2003, or at the Company's option on October 26, 2003 (extended period) or at the lender's option on February 26, 2004 (second extended period); secured by an interest in the Company's operating pulp mill.

    The Company also has notes payable to banks of E832 and E7,392 at December 31, 2002 and 2001, respectively. The notes bear interest at rates ranging from 6.75% to 7%.

NOTE 7.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Note payable to bank, included in a total credit facility of
  E827,950 to finance our construction in progress related
  to the Stendal pulp mill, interest at rates varying from
  Euribor plus .75% to Euribor plus 1.55% (rates on amounts
  of borrowing at December 31, 2002, range from 3.6% to
  4.2%), principal due in required installments beginning
  September 30, 2006 until September 30, 2017,
  collateralized by the assets of the Stendal pulp mill
  subsidiary, and at December 31, 2002, restricted cash
  amounting to E19,074, with 48% and 32% guaranteed by the
  Federal Republic of Germany and the State of Sachsen-
  Anhalt, respectively, of up to E586,550 of outstanding
  principal balance, subject to a debt service reserve
  account required to pay amounts due in the following
  twelve months under the terms of credit facility (none
  required at December 31, 2002); payment of dividends by
  the subsidiary are restricted based on certain cash flow
  requirements being met (none restricted at December 31,
  2002).....................................................  E101,000   E     --

Note payable to bank, interest at rates varying from 4.5% to
  6.8% at December 31, 2002, principal due in semi-annual
  installments based on a percentage of the final loan
  amount beginning at 2.4% to 5.1% at September 30, 2001,
  after an initial payment of E23,547 on March 31, 2001,
  until the note is due on September 30, 2013,
  collateralized by receivables (amounting to E10,522 and
  E14,313 at December 31, 2002 and 2001, respectively),
  inventory (amounting to E10,885 and E12,002 at
  December 31, 2002 and 2001, respectively) and a
  subsidiary's operating pulp mill assets with 48% and 32%
  principal plus interest guaranteed by the Federal Republic of Germany and the State of Thuringia, respectively; cash
  restricted amounted to E19,721 and E33,388 at
  December 31, 2002 and 2001, respectively, in connection
  with this borrowing; payment of dividends by the
  subsidiary are restricted based on certain cash flow
  requirements being met (restricted amount is E66,366 at
  December 31, 2002). This borrowing was used to finance the
  completed conversion of the operating pulp mill...........   204,855    217,363

                           MERCER INTERNATIONAL INC.

NOTE 7.  LONG-TERM DEBT (CONTINUED)

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Note payable to bank relating to the Company's investment in the Stendal pulp mill project, interest rate at Euribor
  plus 6.5% to April 26, 2003 (9.75% at December 31, 2002),
  Euribor plus 9.0% from April 27, 2003 to October 26,
  2003, and Euribor plus 11.5% from October 27, 2003 to
  February 26, 2004; principal plus interest due on
  February 26, 2004; secured by an interest in the Company's
  operating pulp mill.......................................    30,000         --

Loans payable to minority shareholders of Stendal pulp mill, interest at 7% accrued and payable in September 2006 then
  payable semi-annually beginning March 2007, unsecured,
  subordinated to all liabilities of the Stendal pulp mill,
  due in 2017, E4,707 was applied to these loans in 2002 due
  to right of offset under German law.......................    15,485         --

Note payable to a company, interest at 6%, due February 26,
  2004, unsecured...........................................     8,582         --

Note payable to bank, interest at Euribor plus 4.5% (rate on amount of borrowing at December 31, 2002, is 7.4%),
  unsecured, due in semi-annual installments beginning in
  March 2004, due in 2013...................................     5,158         --

Debenture payable, 8% interest payable semi-annually, due in
  2003, unsecured, with attached warrants which allows a
  debenture holder to acquire common shares of the Company
  at the higher of U.S. $6 per share or the average price of
  the stock for the ten days prior to conversion............     3,104      4,643

Loans payable to a bank, interest at rates varying from
  3.875% to 6.5%, payment terms varying from on demand to
  due in full on December 31, 2003, secured by receivables
  (amounting to E5,176 at December 31, 2001) and
  properties................................................        --     12,902

Other.......................................................        --        323
                                                              --------   --------

                                                               368,184    235,231

Less: Current portion.......................................   (16,306)   (18,360)
                                                              --------   --------

                                                              E351,878   E216,871
                                                              ========   ========

    The Company has entered into interest rate and foreign exchange derivative contracts in connection with the first three notes payable in the table above. The contracts were entered into consistent with the Company's policy to manage interest rate and foreign currency exchange risks. The contracts are with the same banks which hold the notes and the Company does not anticipate nonperformance by the banks. At December 31, 2002 and 2001, the interest rate contracts had a notional amount of E1,614,157 and none, and the foreign exchange contracts had a notional amount of E101,413 and E225,723, respectively. The change in the fair value of these contracts is included in net income (loss).

                           MERCER INTERNATIONAL INC.

NOTE 7.  LONG-TERM DEBT (CONTINUED)
    As of December 31, 2002, the principal maturities of long-term debt are as follows:

MATURES                                                        AMOUNT
-------                                                       --------
2003........................................................  E 16,306
2004........................................................    53,334
2005........................................................    15,735
2006........................................................    28,488
2007........................................................    76,382
Thereafter..................................................   177,939
                                                              --------
                                                              E368,184
                                                              ========

    Interest paid amounted to E13,894 (net of E922 capitalized) in 2002, E15,854 in 2001 and E12,451 in 2000.

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Trade payables..............................................  E13,691    E21,191
Accounts payable and accrued expenses.......................   16,872     19,408
Derivative transactions.....................................    2,303        396
Payable for securities......................................       --      8,921
Other.......................................................       --      2,000
                                                              -------    -------
                                                              E32,866    E51,916
                                                              =======    =======

                           MERCER INTERNATIONAL INC.

NOTE 9.  INCOME TAXES

    The provision for income taxes is current and consists of the following:

                                                                        YEAR ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Provision for income taxes, non U.S.........................    E264       E(83)     E(117)
                                                                ====       ====      =====

    Differences between the U.S. Federal Statutory and the Company's effective rates are as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
U.S. Federal statutory rates on income from operations
  benefit (provision).......................................  E 5,967    E   932    E(10,924)
Tax differential on foreign income (loss)...................      474      3,521        (869)
Valuation allowance.........................................   (6,356)    (6,138)     11,676
Other.......................................................      179      1,602          --
                                                              -------    -------    --------
                                                              E   264    E   (83)   E   (117)
                                                              =======    =======    ========

    Deferred tax assets are composed of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
German tax loss carryforwards...............................  E     --   E 72,010
Basis difference between income tax and financial reporting
  with respect to German operating pulp mill................    37,442        693
Derivative financial instruments............................    10,983         --
U.S. tax loss carryforwards.................................     5,440      6,820
Swiss tax loss carryforwards................................        --      3,462
                                                              --------   --------
                                                                53,865     82,985
Valuation allowance.........................................   (43,728)   (72,682)
                                                              --------   --------
  Net deferred tax asset....................................  E 10,137   E 10,303
                                                              ========   ========

    During 2002, the Company instituted a plan to reorganize its German subsidiaries. As a part of the plan, the German tax basis of the Company's operating pulp mill will be increased to the extent of available German tax loss carryforwards. The reorganization together with other adjustments resulted in a reduction of losses being carried forward from December 31, 2001. Further, the Company is the subject of income tax audits in Germany on a continuing basis which may result in changes to the amounts in the preceding table. Because of this and other uncertainties regarding future amounts of taxable income in Germany, the Company has provided a valuation reserve for much of the German deferred tax assets. However, management believes that, while realization of the net deferred tax asset in Germany is not assured, it is more likely than not that it will be realized. At December 31, 2002, the Company has no significant German tax loss carryforward amount.

                           MERCER INTERNATIONAL INC.

NOTE 9.  INCOME TAXES (CONTINUED)
    The Company's U.S. net operating losses amount to approximately E16,000 at December 31, 2002, which will expire in years ending in 2021, if not used. Management believes that these tax loss carryforwards are not likely to be utilized under current circumstances and has fully reserved any resulting potential tax benefit. Further, the Company fully reserved any tax benefit which resulted from the Swiss tax loss carryforwards in 2001 because of uncertainties as to their use. There were no Swiss tax loss carryforwards at December 31, 2002.

    Income (loss) from foreign source operations amounted to E(3,275), E2,366 and E32,749 for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are intended to be indefinitely reinvested in operations. Since available-for-sale securities are primarily securities held by foreign subsidiaries and the proceeds are expected to be reinvested, no tax has been provided in the determination of other comprehensive income for the years ended December 31, 2002, 2001 and 2000.

NOTE 10.  SHAREHOLDERS' EQUITY

    In a prior year, the Company issued one attached preferred share purchase right for each outstanding share of beneficial interest. A total of 11,958,993 rights were issued which allow the holder to acquire from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of U.S. $75 per one one-hundredth of a preferred share. The rights will expire on December 31, 2003. The Company has the right to repurchase the rights for U.S. $.01 each.

    The Company has reserved 110,000 Series A Junior Participating Preferred Shares in connection with the rights. The preferred shares are entitled to quarterly dividends of U.S. $10 per share and have 100 votes per share. However, the preferred shares will be entitled to an aggregate dividend of 100 times any dividends declared on shares of beneficial interest and an aggregate of 100 times any payment to shares of beneficial interest on merger or liquidation.

    Also, during a prior year, the Company authorized the issuance of
3.5 million shares of Cumulative Retractable Convertible Preferred Shares, Series B at a price of U.S. $20 per share. These shares have a cumulative dividend rate of up to 4%, a liquidation preference of $20 per share plus unpaid dividends, a redemption right beginning January 1, 2004, at $20 per share plus unpaid dividends, and may convert up to 10% of the issued and outstanding shares into shares of beneficial interest based on dividing the issue price plus unpaid dividends by $20 per share.

NOTE 11.  STOCK-BASED COMPENSATION

    The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 shares of beneficial interest including options for 130,000 shares to trustees who are not officers or employees.

    During 2002, options to acquire 18,000 shares of beneficial interest at U.S. $7.46 per share were granted to trustees of the Company which vest one-third at the grant date and one-third each of the next two years. The options expire in ten years. The weighted fair value of these options was U.S. $2.07 each. The options granted to one trustee expired upon his resignation in 2002.

    During 2000, options to acquire 1,600,000 shares of beneficial interest at U.S. $6.375 per share were granted to officers and employees of the Company which vest one-third at grant date and one-third each

                           MERCER INTERNATIONAL INC.

NOTE 11.  STOCK-BASED COMPENSATION (CONTINUED)
for the next two years. These options expire in ten years. The weighted fair value of these options was U.S. $3.60 each.

    Following is a summary of the status of the plan during 2002, 2001 and 2000:

                                                                               WEIGHTED
                                                              NUMBER OF    AVERAGE EXERCISE
                                                               SHARES            PRICE
                                                              ---------   -------------------
                                                                           (IN U.S. DOLLARS)
Outstanding at December 31, 1999............................    765,500         $10.03
Granted.....................................................  1,600,000          6.375
Exercised...................................................   (159,500)          6.00
                                                              ---------
Outstanding at December 31, 2001 and 2000...................  2,206,000           7.67
Granted.....................................................     18,000           7.46
Cancelled...................................................     (6,000)          7.46
                                                              ---------
Outstanding at December 31, 2002............................  2,218,000         $ 7.67
                                                              =========         ======

    Following is a summary of the status of options outstanding at December 31, 2002:

                   OUTSTANDING OPTIONS                             EXERCISABLE OPTIONS
----------------------------------------------------------   -------------------------------
                                     WEIGHTED
                                      AVERAGE     WEIGHTED
                                     REMAINING    AVERAGE                     WEIGHTED
                                    CONTRACTUAL   EXERCISE                AVERAGE EXERCISE
EXERCISE PRICE RANGE     NUMBER        LIFE        PRICE      NUMBER            PRICE
--------------------    ---------   -----------   --------   ---------   -------------------
  (IN U.S. DOLLARS)                                                       (IN U.S. DOLLARS)
  6.$00 - 6.375         1,770,000       7.0        $ 6.34    1,770,000         $ 6.34
            7.46           12,000       9.3          7.46        4,000           7.46
  8.50 - 11.66            231,500       4.1          9.19      231,500           9.19
 16.89 - 18.47            204,500       2.9         17.50      204,500          17.50

    The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

                                                                2002       2001       2000
                                                              --------   --------   --------
Risk-free interest rate.....................................    8.03%         --       8.5%
Expected life of the options................................  3 years         --    2 years
Expected volatility.........................................    34.7%         --      78.4%
Expected dividend yield.....................................     0.0%         --       0.0%

                           MERCER INTERNATIONAL INC.

NOTE 12.  EARNINGS PER SHARE

    Earnings per share data for years ended December 31 is summarized as follows:

                                                                    NET INCOME (LOSS)
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Net income (loss) available to shareholders of beneficial
  interest..................................................  E(6,322)   E(2,823)   E32,013
                                                              =======    =======    =======

                                                                          SHARES
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
Weighted average number of shares outstanding -- basic...  16,774,515   16,874,899   16,778,962

Effect of dilutive securities:
  Options................................................          --           --      365,528
                                                           ----------   ----------   ----------
Weighted average number of shares
  outstanding -- diluted.................................  16,774,515   16,874,899   17,144,490
                                                           ==========   ==========   ==========

    For 2002 and 2001, options and warrants were not included in the computation of diluted earnings per share because they were anti-dilutive. Warrants were not dilutive in 2000.

NOTE 13.  BUSINESS SEGMENT INFORMATION

    The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

    The pulp segment consists of a single operating mill located in Germany which produces and markets kraft pulp. The paper segment consists of two mills located in Germany and one located in Switzerland. The Swiss mill was acquired in December 2001, and its results of operations are included for 2002.

    Both segments operate in industries which are cyclical in nature and their markets are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.

                           MERCER INTERNATIONAL INC.

NOTE 13.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    Summarized financial information concerning the segments is shown in the following table:

                                                                PULP      PAPER      TOTAL
                                                              --------   --------   --------
2002
Sales to external customers.................................  E130,173   E97,710    E227,883
Intersegment net sales......................................     4,878        --       4,878
Income (loss) from operations...............................     4,773    (1,818)      2,955
Segment income (loss) including gain on financial derivative
  instruments for pulp operations of E23,429................    16,557    (1,928)     14,629
Segment assets..............................................   405,002    29,438     434,440
Capital expenditures........................................     8,426     5,374      13,800

RECONCILIATIONS
Loss:
  Total income for reportable segments......................                        E 14,629
  Elimination of intersegment profits.......................                           3,391
  Loss on financial derivative instruments, construction in
    progress financing......................................                         (30,108)
  Unallocated amounts, other corporate expenses.............                          (5,463)
                                                                                    --------
    Consolidated loss before income taxes and minority
      interest..............................................                        E(17,551)
                                                                                    ========

Assets:
  Total assets for reportable segments......................                        E434,440
  Stendal pulp mill under construction......................                         223,386
  Intersegment investments and receivables..................                         (67,476)
  Other unallocated amounts.................................                           9,400
                                                                                    --------
    Consolidated total assets...............................                        E599,750
                                                                                    ========

                                                                PULP      PAPER      TOTAL
                                                              --------   --------   --------
2001
Sales to external customers.................................  E146,245   E58,756    E205,001
Intersegment net sales......................................     5,795        --       5,795
Income (loss) from operations...............................    19,854    (2,476)     17,378
Segment income (loss) including loss on financial derivative
  instruments for pulp operations of E2,504.................     4,546    (3,230)      1,316
Segment assets..............................................   374,287    53,198     427,485
Capital expenditures........................................     7,416     2,681      10,097

RECONCILIATIONS
Loss:
  Total income for reportable segments......................                        E  1,316
  Elimination of intersegment profits.......................                           2,541
  Unallocated amounts, other corporate expenses.............                          (6,597)
                                                                                    --------
    Consolidated loss before income taxes...................                        E (2,740)
                                                                                    ========

                           MERCER INTERNATIONAL INC.

NOTE 13.  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                PULP      PAPER      TOTAL
                                                              --------   --------   --------
Assets:
  Total assets for reportable segments......................                        E427,485
  Intersegment receivable...................................                          (7,365)
  Other unallocated amounts.................................                           9,473
                                                                                    --------
    Consolidated total assets...............................                        E429,593
                                                                                    ========

                                                                PULP      PAPER      TOTAL
                                                              --------   --------   --------
2000
Sales to external customers.................................  E159,713   E85,346    E245,059
Intersegment net sales......................................     1,378        --       1,378
Income from operations......................................    54,999       402      55,401
Segment income (loss).......................................    34,679      (302)     34,377
Segment assets..............................................   402,804    46,087     448,891
Capital expenditures........................................    23,766     3,262      27,028

RECONCILIATIONS
Income:
  Total income for reportable segments......................                        E 34,377
  Elimination of intersegment profits.......................                           1,496
  Unallocated amounts, other corporate expenses.............                          (3,743)
                                                                                    --------
    Consolidated income before income taxes.................                        E 32,130
                                                                                    ========

Assets:
  Total assets for reportable segments......................                        E448,891
  Intersegment receivable...................................                         (24,125)
  Other unallocated amounts.................................                           4,969
                                                                                    --------
    Consolidated total assets...............................                        E429,735
                                                                                    ========

    Income (loss) from operations stated above does not include any allocation of corporate general, administrative and other expenses.

    The following table presents net sales to external customers by geographic area based on location of the customer.

                                                                2002       2001       2000
                                                              --------   --------   --------
Germany.....................................................  E 88,809   E 94,486   E103,591
Other European Union........................................    77,658     71,954     83,444
Eastern European and other..................................    61,416     38,561     58,024
                                                              --------   --------   --------
                                                              E227,883   E205,001   E245,059
                                                              ========   ========   ========

                           MERCER INTERNATIONAL INC.

NOTE 13.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following table presents total assets by geographic area based on location of the asset.

                                                                2002       2001       2000
                                                              --------   --------   --------
Germany.....................................................  E590,350   E395,794   E424,766
Other.......................................................     9,400     33,799      4,969
                                                              --------   --------   --------
                                                              E599,750   E429,593   E429,735
                                                              ========   ========   ========

    The Company also had labor agreements which expired on December 31, 2002. The Company is in negotiations with the employee union on a new labor agreement. In 2002, pulp sales to one customer amounted to 12% of total pulp sales, pulp sales to two customers amounted to 22% in 2001, and pulp sales to one customer amounted to 27% in 2000.

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of other financial instruments at December 31 is summarized as follows:

                                                              2002                    2001
                                                      ---------------------   ---------------------
                                                      CARRYING                CARRYING
                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                      --------   ----------   --------   ----------
Cash and cash equivalents...........................  E 30,261    E 30,261    E 11,741    E 11,741
Cash restricted.....................................    48,254      48,254      33,388      33,388
Note receivable.....................................        --          --       5,475       5,475
Notes payable.......................................    15,832      15,832       7,392       7,392
Long-term debt......................................   368,184     368,184     235,231     235,231
Interest rate contract liability....................    30,108      30,108          --          --
Foreign currency exchange contracts -- net asset....     1,489       1,489          67          67

    The fair value of cash and cash equivalents is based on reported market value. The fair value of cash restricted was equal to its carrying amount because it is in an account which bears a market rate of interest. The value of the note receivable is based on the value of similar long-term receivables. The fair value of notes payable was based on the value of similar debt incurred in the pulp industry. The fair value of long-term debt was determined using discounted cash flows at prevailing market rates. The other long-term liabilities which have a carrying value of E2,906 and E3,441 at December 31, 2002 and 2001, respectively, are primarily an accrued environmental liability at the pulp mill. This liability may be partially reimbursable. Further, the Company cannot estimate at this time when these amounts will be paid. Therefore, the fair value of other long-term liabilities cannot be determined. The fair values of the interest rate and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.

                           MERCER INTERNATIONAL INC.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

    At December 31, 2002 and 2001, the Company recorded a liability for environmental conservation expenditures of E2,309 and E2,046, respectively. Management believes the liability amount recorded is sufficient, however, future regulations in Germany may result in additional liability.

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

    As provided in a purchase agreement for a subsidiary company in a prior year, the Company may be required to pay up to an additional E2,241 based on profitability criteria being met during the period January 1 through September 30, 2003. The purchase agreement also requires additional payments based on any sales of the subsidiary's real estate assets. At December 30, 2002, the Company exchanged its 80% interest in this subsidiary for a 49% interest in Equitable Industries Limited Partnership ("Equitable") (resulting in a 39% indirect interest in the subsidiary) which represents the equity method investments on the December 31, 2002, consolidated balance sheet. The Company recorded this exchange based on the carrying value of the subsidiary resulting in no gain or loss being recorded. The exchange agreement provides that the Company is to be indemnified by Equitable if any of the contingent payments are to be made. This was treated as a nonmonetary transaction in 2002; there were no significant nonmonetary transactions in 2001 and 2000.

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

                           MERCER INTERNATIONAL INC.

                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                            QUARTERLY FINANCIAL DATA
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   --------   -------------   ------------
2002(1)
Net Sales.........................................   E62,477    E63,660      E 56,905         E56,090
Gross profit......................................     7,516     11,540         7,969          (1,356)
Income before extraordinary items and cumulative
  effect of a change in accounting................    (5,389)    18,545       (20,597)          1,119
Income before extraordinary items and cumulative
  effect of a change in accounting, per share*....     (0.32)      1.08         (1.23)           0.07
Net income........................................    (5,389)    18,545       (20,597)          1,119

2001
Net Sales.........................................   E60,363    E58,767      E 49,979         E47,338
Gross profit......................................    14,835      9,260         5,236           2,437
Income (loss) before extraordinary items and
  cumulative effect of a change in accounting.....     4,962         61           197          (8,043)
Income (loss) before extraordinary items and
  cumulative effect of a change in accounting, per
  share*..........................................      0.29       0.00          0.01           (0.48)
Net income (loss).................................     4,962         61           197          (8,043)

------------------------

*   on a diluted basis

(1) The Company acquired its specialty paper mill in Landqart, Switzerland effective December 2001 and sold it effective December 2002. The amounts for 2002 include the results from the Landqart mill, while the amounts for 2001 do not include the results from the Landqart mill.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MERCER INTERNATIONAL INC.

                                                       By:              /s/ JIMMY S.H. LEE
                                                            -----------------------------------------
                                                                          Jimmy S.H. Lee
Dated: March 28, 2003                                                        Chairman

    Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 /s/ JIMMY S.H. LEE
     -------------------------------------------
                   Jimmy S.H. Lee
    Chairman, Chief Executive Officer and Trustee                   Date: March 28, 2003

                 /s/ MICHEL ARNULPHY
     -------------------------------------------
                   Michel Arnulphy                                  Date: March 28, 2003
                       Trustee

                    /s/ C.S. MOON
     -------------------------------------------
                      C.S. Moon                                     Date: March 28, 2003
                       Trustee

                 /s/ MAARTEN REIDEL
     -------------------------------------------
                   Maarten Reidel                                   Date: March 28, 2003
         Chief Financial Officer and Trustee

                /s/ WILLIAM MCCARTNEY
     -------------------------------------------
                  William McCartney                                 Date: March 28, 2003
                       Trustee

                  /s/ GRAEME WITTS
     -------------------------------------------
                    Graeme Witts                                    Date: March 28, 2003
                       Trustee

                   /s/ JONG L. RYU
     -------------------------------------------
                     Jong L. Ryu                                    Date: March 28, 2003
                       Trustee

                        CERTIFICATION OF PERIODIC REPORT

I, Jimmy S.H. Lee, certify that:

1.  I have reviewed this annual report on Form 10-K of Mercer
    International Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ JIMMY S.H. LEE
                                               ---------------------------------------------
                                               Jimmy S.H. Lee
Date: March 28, 2003                           Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Maarten Reidel, certify that:

1.  I have reviewed this annual report on Form 10-K of Mercer
    International Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ MAARTEN REIDEL
                                               ---------------------------------------------
                                               Maarten Reidel
Date: March 28, 2003                           Chief Financial Officer

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

         10.4                    2002 Employee Incentive Bonus Plan.

         10.5*                   Form of Separation Agreement between Mercer
                                   International Inc. and Arbatax International Inc.

         10.6                    English Translation of a Loan Agreement in the amount of
                                   DM508,000,000 between Zellstoff-und Papierfabrik
                                   Rosenthal GmbH & Co. KG, Blankenstein on the one hand and
                                   Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft,
                                   Munich and Bayerische Vereinsbank Aktiengesellschaft,
                                   Munich on the other hand dated July 6, 1998. Incorporated
                                   by reference from Form 8-K dated July 16, 1998.

         10.7                    English Translation of Agreement on the obligations of the shareholders between Mercer International Inc.,
                                   Spezialpapierfabrik Blankenstein GmbH and Zellstoff-und
                                   Papierfabrik Rosenthal Verwaltungs GmbH and Bayerische
                                   Hypo-und Vereinsbank Aktiengesellschaft dated
                                   February 11, 1999.

         10.8*                   Amended and Restated Employment Agreement between Mercer
                                   International Inc. and Jimmy S.H. Lee dated November 20,
                                   2000.

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

        10.10*                   Purchase Agreement between Sihl and Mercer
                                   International Inc. dated December 14, 2001 relating to the acquisition of Landqart AG.

        10.11                    Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und
                                   Vereinsbank AG. Incorporated by reference from Form 8-K
                                   dated September 10, 2002.

        10.12                    Shareholders' Undertaking Agreement dated August 26, 2002
                                   among Mercer International Inc., Stendal Pulp
                                   Holdings GmbH, RWE Industrie-Losungen GmbH, AIG Altmark
                                   Industrie AG and FAHR Beteiligungen AG and Zellstoff
                                   Stendal GmbH and Bayerische Hypo-und Vereinsbank AG.
                                   Incorporated by reference from Form 8-K dated
                                   September 10, 2002.

EXHIBIT NO.                                         DESCRIPTION OF EXHIBIT
-----------                      ------------------------------------------------------------
        10.13                    Shareholders' Agreement dated August 26, 2002 among
                                   Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE
                                   Industrie- Losungen GmbH and FAHR Beteiligungen AG.

        10.14                    Loan Agreement dated August 26, 2002 among Babcock & Brown
                                   Investment Management Partners LP, Babcock & Brown
                                   Investment Management Partners LP et. al. and Mercer
                                   International Inc. Incorporated by reference from
                                   Form 8-K dated September 10, 2002.

        10.15                    Loan Agreement dated August 26, 2002 among MFC Merchant
                                   Bank S.A., MFC Merchant Bank S.A. et. al. and Mercer
                                   International Inc. Incorporated by reference from
                                   Form 8-K dated September 10, 2002.

        10.16                    Contract for the Engineering, Design, Procurement,
                                   Construction, Erection and Start-Up of a Kraft Pulp Mill
                                   between Zellstoff Stendal GmbH and RWE Industrie-
                                   Losungen GmbH dated August 26, 2002.

        10.17                    Purchase and Sale Agreement dated December 30, 2002 between
                                   Equitable Industries Limited Partnership and Mercer
                                   International Inc. relating to the sale of Landqart AG.

        10.18                    Employment Agreement effective July 1, 2002 between ZPR
                                   Zellstoff-und Papierfabrik Rosenthal Holding GmbH and
                                   Maarten Reidel.

        10.19                    Form of Trustee's Indemnity Agreement between Mercer
                                   International Inc. and its Trustees.

        10.20                    English Translation of Agreement between Zellstoff-und
                                   Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein a.d.
                                   Saale and Bayerische Hypo-und Vereinsbank AG dated
                                   May 27, 2002.

           21                    List of Subsidiaries of Registrant.

           23                    Independent Auditors Consent.

         99.1                    Certification of Periodic Report.

         99.2                    Certification of Periodic Report.

------------------------

*   Filed in Form 10-K for prior years.