Form 10-Q
period 2003-03-31
MERCER INTERNATIONAL INC
filed 2003-05-13
CIK 75659

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


           14900 INTERURBAN AVENUE SOUTH, SUITE 282, SEATTLE, WA 98168
                               (ADDRESS OF OFFICE)

                                 (206) 674-4639
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES  X    NO
                                        ---      ---

The Registrant had 16,874,899 shares of beneficial interest outstanding as at May 12, 2003.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)


FORM 10-Q
QUARTERLY REPORT - PAGE 2

                            MERCER INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)


                                                                         MARCH 31,          DECEMBER 31,
                                                                            2003                2002
                                                                       ----------------   ----------------
                                     ASSETS
Current Assets
     Cash and cash equivalents                                         E      21,981      E       30,261
     Cash restricted                                                           8,123               9,459
     Investments                                                                 322                 307
     Receivables                                                              33,303              31,924
     Inventories                                                              16,186              16,375
     Prepaid and other                                                         7,285               7,891
                                                                       -------------      --------------
         Total current assets                                                 87,200              96,217

Long-Term Assets
     Cash restricted                                                          40,713              38,795
     Properties                                                              443,771             441,990
     Investments                                                               5,517               5,592
     Equity method investment                                                  6,891               7,019
     Deferred income tax                                                      10,101              10,137
                                                                       -------------      --------------
                                                                             506,993             503,533
                                                                       -------------      --------------
                                                                       E     594,193      E      599,750
                                                                       =============      ==============

                                   LIABILITIES
Current Liabilities
     Accounts payable and accrued expenses                             E      33,203      E       32,866
     Construction in progress costs payable                                    7,382              24,885
     Note payable                                                              1,347                 832
     Note payable, construction in progress                                   15,000              15,000
     Debt, current portion                                                    16,767              16,306
                                                                       -------------      --------------
         Total current liabilities                                            73,699              89,889

Long-Term Liabilities
     Debt, construction in progress, less current portion                    159,649             146,485
     Debt, less current portion                                              198,106             205,393
     Derivative financial instruments, construction in progress               40,470              30,108
     Other                                                                     2,715               2,906
                                                                       -------------      --------------
                                                                             400,940             384,892
                                                                       -------------      --------------
         Total liabilities                                                   474,639             474,781

Minority interest                                                                  -                   -

                              SHAREHOLDERS' EQUITY
Shares of beneficial interest                                                 76,995              76,995
Accumulated other comprehensive income (loss)                                    692              (4,815)
Retained earnings                                                             41,867              52,789
                                                                       -------------      --------------
                                                                             119,554             124,969
                                                                       -------------      --------------
                                                                       E     594,193      E      599,750
                                                                       =============      ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
               (EUROS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                           2003                2002
                                                                       -------------      --------------
Revenues
     Sales of pulp and paper                                           E      46,233      E       59,207
     Transportation                                                            1,042               1,416
     Other                                                                     3,126               1,854
                                                                       -------------      --------------
                                                                              50,401              62,477
Cost of sales
     Pulp and paper                                                           45,000              53,919
     Transportation                                                            1,066               1,042
                                                                       -------------      --------------
         Gross profit                                                          4,335               7,516
General, administrative and other                                              4,807               6,630
                                                                       -------------      --------------
         Income (loss) from operations                                          (472)                886

Other income (expense)
     Interest expense                                                         (2,463)             (4,018)
     Investment income (loss)                                                    537                (639)
     Derivative financial instruments
       Unrealized loss, construction
         in progress financing                                               (10,362)                  -
       Other                                                                   1,796              (4,067)
     Impairment of available-for-sale securities                              (5,511)                  -
     Other                                                                     1,729               2,449
                                                                       -------------      --------------
         Total other expense                                                 (14,274)             (6,275)
                                                                       --------------     --------------
         Loss before income taxes and minority interest                      (14,746)             (5,389)
Income tax provision                                                              12                   -
                                                                       -------------      --------------
         Loss before minority interest                                       (14,758)             (5,389)
Minority interest                                                              3,836                   -
                                                                       -------------      --------------
         Net loss                                                      E     (10,922)     E       (5,389)
                                                                       =============      ==============

Loss per share
     Basic                                                             E       (0.65)     E        (0.32)
                                                                       =============      ==============
     Diluted                                                           E       (0.65)     E        (0.32)
                                                                       =============      ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                            MERCER INTERNATIONAL INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)

                                                                           2003                2002
                                                                       -------------      --------------

Net loss                                                               E     (10,922)     E       (5,389)

Other comprehensive income:
     Foreign currency translation adjustments                                    109               1,327
     Unrealized (loss) gain on securities
         Unrealized holding (loss) gain arising during the period               (113)                859
         Adjustment for other than temporary decline in value                  5,511                   -
                                                                       -------------      --------------
                                                                               5,398                 859
                                                                       -------------      --------------
     Other comprehensive income                                                5,507               2,186
                                                                       -------------      --------------
Total comprehensive loss                                               E      (5,415)     E       (3,203)
                                                                       =============      ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                            MERCER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                              (EUROS IN THOUSANDS)

                                                                           2003                2002
                                                                       -------------      --------------
Cash Flows from Operating Activities:
     Net loss                                                          E     (10,922)     E       (5,389)
     Adjustments to reconcile net loss to cash flows from
       operating activities
         Unrealized loss on derivative financial instruments                  10,362                   -
         Depreciation                                                          5,921               6,769
         Impairment of securities                                              5,511                   -
         Minority interest                                                    (3,836)                  -

     Changes in current assets and liabilities
         Investments                                                              16               1,785
         Inventories                                                             189               1,041
         Receivables                                                          (1,405)             (1,374)
         Accounts payable and accrued expenses                                (1,417)             (1,045)
         Other                                                                   418                 470
                                                                       -------------      --------------
              Net cash provided by operating activities                        4,837               2,257

Cash Flows from Investing Activities:
     Purchase of properties, net of investment grants received                (7,690)             (2,740)
     Sale of properties                                                            -               3,513
     Other                                                                       (30)                  -
                                                                       -------------      --------------
              Net cash (used in) provided by investing activities             (7,720)                773

Cash Flows from Financing Activities:
     Cash restricted                                                            (581)               (768)
     Decrease in construction in progress costs payable                      (16,027)                  -
     Increase in notes payable and debt                                       17,620               1,021
     Decrease in notes payable and debt                                       (6,485)             (9,371)
                                                                       -------------      --------------
              Net cash used in financing activities                           (5,473)             (9,118)

Effect of exchange rate changes on cash and
     cash equivalents                                                             76                  (9)
                                                                       -------------      --------------
Net decrease in cash and cash equivalents                                     (8,280)             (6,097)

Cash and cash equivalents, beginning of period                                30,261              11,741
                                                                       -------------      --------------
Cash and cash equivalents, end of period                               E      21,981      E        5,644
                                                                       =============      ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

NOTE 2.  STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan, which is described more fully in our annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               -----------------------------------
                                                                                      2003                2002
                                                                               ---------------       -------------
                                                                               (Euros in thousands, except for per
                                                                                          share amounts)
NET LOSS
     As reported.........................................................          E   (10,922)      E    (5,389)
     Deduct:  Total stock-based employee compensation expense determined under fair value based methods for all awards, net of any related
         tax effects.....................................................                   (2)               (2)
                                                                                   -----------       -----------
     Pro forma...........................................................          E   (10,924)      E    (5,391)
                                                                                   ===========       ===========

BASIC AND DILUTED LOSS PER SHARE
     As reported.........................................................          E     (0.65)      E     (0.32)
                                                                                   ===========       ===========
     Pro forma...........................................................          E     (0.65)      E     (0.32)
                                                                                   ===========       ===========

FORM 10-Q
QUARTERLY REPORT - PAGE 7

NOTE 3.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share was 16,874,899 for the three months ended March 31, 2003 and 2002, respectively. For these periods, the computation of diluted net loss per share was antidilutive and, therefore, the amounts reported for basic and diluted loss per share were the same.

NOTE 4.  STENDAL PULP MILL PROJECT

In August 2002, the Company completed financing arrangements for the design, development, financing, construction and operation of a "greenfield" project to construct and operate a 552,000-tonne softwood kraft pulp mill to be located near Stendal, Germany (the "Stendal Project"). The Stendal Project is being implemented through an approximately 63.6% owned subsidiary of the Company. Two minority shareholders own approximately 29.4% and 7%, respectively, of the project company. Accordingly, the results of the subsidiary are consolidated into the results of the Company. Mercer currently capitalizes the majority of the expenses and all of the interest related to the Stendal Project as it is classified as construction in progress. The construction costs of the Stendal Project will commence to depreciate when the Stendal Project is completed and commences its commercial production. Minority interests on the balance sheet represent the share capital contribution from the minority shareholders, adjusted for their proportionate share of income and loss.

NOTE 5.  LANDQART AG

The Company acquired all of the shares of Landqart AG ("Landqart"), which operates a specialty paper mill in Graubunden, Switzerland, in December 2001. The results of Landqart were consolidated into the results of the Company in 2002. The Company reorganized its interest in Landqart in December 2002 by selling a 20% interest to a Swiss bank and exchanging the remaining
80% for an indirect 39% minority interest through a limited partnership on a non-cash basis. As of December 31, 2002, the Company's interest in Landqart is no longer consolidated and is included in the Company's results on an equity basis within other income (expense).

NOTE 6.  BUSINESS SEGMENT INFORMATION

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

FORM 10-Q
QUARTERLY REPORT - PAGE 8

Summarized financial information concerning the segments is shown in the following table:

                                                                              PULP           PAPER          TOTAL
                                                                              ----           -----          -----
                                                                                     (Euros in thousands)

THREE MONTHS ENDED MARCH 31, 2003
Sales to external customers                                              E    31,385     E    14,848    E    46,233
Intersegment net sales                                                           870               -            870
Income (loss) from operations                                                 (1,438)          2,066            628
Segment profit (loss)                                                         (2,139)          3,713          1,574

Reconciliation of profit:
     Total profit for reportable segments                                                               E     1,574
     Elimination of intersegment profits                                                                      1,229
     Loss on financial derivative instruments, construction in
       progress financing                                                                                   (10,362)
     Impairment of available-for-sale securities                                                             (5,511)
     Unallocated amounts, other corporate expenses                                                           (1,676)
                                                                                                        -----------

         Consolidated loss before income taxes and minority interest                                    E   (14,746)
                                                                                                        ===========

THREE MONTHS ENDED MARCH 31, 2002
Sales to external customers                                              E    33,633     E    25,574    E    59,207
Intersegment net sales                                                         1,401               -          1,401
Income from operations                                                         2,186             592          2,778
Segment profit (loss)                                                         (5,867)          2,780         (3,087)

Reconciliation of loss:
     Total loss for reportable segments                                                                 E    (3,087)
     Elimination of intersegment profits                                                                        377
     Unallocated amounts, other corporate expenses                                                           (2,679)
                                                                                                        -----------

         Consolidated loss before income taxes and minority interest                                    E    (5,389)
                                                                                                        ===========

NOTE 7.  RECLASSIFICATIONS

Certain prior period amounts in the interim period consolidated financial statements contained herein have been reclassified to conform to the current period's presentation.


FORM 10-Q
QUARTERLY REPORT - PAGE 9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2003 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

In this document: (i) unless the context otherwise requires, "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries;
(ii) information is provided as of March 31, 2003, unless otherwise stated;
(iii) all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; (iv) "E" refers to Euros; and (v) a "tonne" is one metric ton or 2,204.6 pounds.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003

Selected sales data for the three months ended March 31, 2003 and 2002 is as follows:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------------
                                                                         2003                   2002
                                                                     ------------           -----------
                                                                                  (unaudited)
                                                                                (in thousands)
REVENUES BY PRODUCT CLASS
Pulp(1).............................................................. E    31,385           E    33,633
Papers
     Specialty papers................................................      11,056                20,437(2)
     Printing papers.................................................       3,792                 5,137
                                                                      -----------           -----------
           Total papers..............................................      14,848                25,574
                                                                      -----------           -----------
Total(1)............................................................. E    46,233           E    59,207
                                                                      ===========           ===========

REVENUES BY GEOGRAPHIC AREA
Germany.............................................................. E    20,171           E    24,369
European Union(3)....................................................      20,816                17,768
Eastern Europe and Other.............................................       5,246                17,070
                                                                      -----------           -----------
Total(1)............................................................. E    46,233           E    59,207
                                                                      ===========           ===========

SALES VOLUME BY PRODUCT CLASS                                                     (tonnes)
Pulp(1)..............................................................      78,479                73,498
Papers
     Specialty papers................................................      11,136                16,438(2)
     Printing papers.................................................       4,571                 6,114
                                                                      -----------           -----------
           Total papers..............................................      15,707                22,552
                                                                      -----------           -----------
Total(1).............................................................      94,186                96,050
                                                                      ===========           ===========

-----------

(1) Excluding intercompany sales volumes of 2,129 and 3,011 tonnes of pulp and intercompany net sales revenues of approximately E0.9 million and E1.4 million in 2003 and 2002, respectively.

(2) As of December 31, 2002, our interest in Landqart AG is no longer consolidated and is included in our financial results on an equity basis. Accordingly, sales from the Landqart specialty paper mill are not included in our results for the three months ended March 31, 2003, but are included for the three months ended March 31, 2002. The Landqart specialty paper mill sold approximately 4,562 tonnes for approximately E10.0 million in the three months ended March 31, 2002.

(3)  Not including Germany.

FORM 10-Q
QUARTERLY REPORT - PAGE 10

In the three months ended March 31, 2003, total revenues decreased to E50.4 million from E62.5 million in the three months ended March 31, 2002, primarily as the current period does not include the revenues of the Landqart specialty paper mill. We reorganized our interest in the Landqart specialty paper mill in December 2002 and now account for it under the equity method. In the current period, pulp and paper revenues decreased to E46.2 million from E59.2 million in the comparative period in 2002, primarily as a result of lower paper sales.

Costs of sales in the three months ended March 31, 2003 decreased to E45.0 million from E53.9 million in the three months ended March 31, 2002, primarily as a result of lower paper sales.

Pulp sales in the current period were E31.4 million, compared to E31.2 million in the last quarter of 2002 and E33.6 million in the comparative period of 2002. U.S. dollar denominated list pulp price increases were more than offset by an 18.3% decline in the U.S. dollar against the Euro for the current period versus the comparative period last year. Average list prices for northern bleached softwood kraft pulp ("NBSK") in Europe, which were approximately
E513 ($450) per tonne in the first three months of 2002, decreased to approximately E420 ($440) per tonne at the end of 2002, before improving to approximately E441 ($480) per tonne in the current period. The bulk of this pricing improvement occurred in the latter part of the current period. The Company's pulp sales realizations were E400 per tonne on average in the current period, compared to E410 per tonne in the three months ended
December 31, 2002 and E458 per tonne in the first three months of 2002. Pulp sales by volume increased to 78,479 tonnes in the current period from 76,052 tonnes in the last three months of 2002 and 73,498 tonnes in the comparative period of 2002, as a result of improved demand. Effective April 1, 2003, several producers, including the Company, increased list prices for NBSK pulp in Europe to approximately E514 ($560) per tonne.

Cost of sales and general, administrative and other expenses for the pulp operations were E36.4 million for the three months ended March 31, 2003, compared to E34.7 million in the three months ended March 31, 2002. On average, per tonne fiber costs for pulp production decreased by approximately 5.2% compared to the three months ended December 31, 2002, and increased by approximately 3.4% compared to the three months ended March 31, 2002. Depreciation within the pulp segment was E5.4 million in the current period, compared to E5.4 million in the comparative period of 2002.

The Company's pulp operations generated an operating loss of E1.4 million in the three months ended March 31, 2003, compared to an operating loss of E3.3 million in the preceding three months and operating income of E2.2 million in the three months ended March 31, 2002.

Results for the Company's paper segment during the current period reflect the aforementioned exclusion of the results from the Landqart specialty paper mill, which were included in the results for the three months ended March 31, 2002. Paper sales in the current period decreased to E14.9 million from E25.6 million in the comparative period in 2002. Sales of specialty papers in the three months ended March 31, 2003 decreased to E11.1 million from E20.4 million in the three months ended March 31, 2002. Total paper sales volumes decreased to 15,707 tonnes in the three months ended March 31, 2003 from 22,552 tonnes in the three months ended March 31, 2002. On average, prices for specialty papers realized in the three months ended March 31, 2003 decreased by approximately


FORM 10-Q
QUARTERLY REPORT - PAGE 11

20.2% as our product mix changed upon the deconsolidation of the Landqart mill, and for printing papers decreased by approximately 1.2%, compared to the three months ended March 31, 2002.

Cost of sales and general, administrative and other expenses for the paper operations decreased to E13.2 million in the current period from E25.3 million in the comparative period of 2002 as a result of lower paper sales. Paper segment depreciation decreased to E0.5 million in the three months ended March 31, 2003 from E1.4 million in the prior period.

The Company's paper operations generated operating income of E2.1 million in the three months ended March 31, 2003, compared with operating income of E0.6 million in the comparative period of 2002, primarily due to the benefit of the extinguishment of an accrued expense liability for effluent water charges as a result of the completion of environmental investments.

Consolidated general and administrative expenses decreased to E4.8 million in the three months ended March 31, 2003 from E6.6 million in the three months ended March 31, 2002, primarily as a result of the exclusion of the results of the Landqart mill and a decrease in professional fees in the three months ended March 31, 2003.

For the three months ended March 31, 2003, the Company reported a loss from operations of E0.5 million, compared to income from operations of E0.9 million in the comparative period of 2002. Interest expense (excluding capitalized interest of E3.2 million in respect of the Stendal project) in the current period decreased to E2.5 million from E4.0 million in the comparative period of 2002, primarily as a result of lower borrowing costs and lower indebtedness for our operating units. During the current period, the Company made principal repayments of E6.5 million in respect of the indebtedness of the Rosenthal NBSK pulp mill.

Pursuant to the E828 million loan facility (the "Stendal Loan Facility") for the Company's "greenfield" project (the "Stendal project") to construct an approximately 552,000 tonne NBSK pulp mill near Stendal, Germany, the Company's 63.6% owned subsidiary, Zellstoff Stendal GmbH ("Stendal"), entered into variable-to-fixed rate interest swaps (the "Stendal Interest Rate Swap Agreements") for the full term of the facility to manage the risk exposure with respect to an aggregate maximum amount of approximately E612.6 million of the principal amount of the Stendal Loan Facility. Under these swaps, Stendal pays a fixed rate and receives a floating rate with respect to interest payments calculated on a notional amount. These swaps manage the exposure to variable cash flow risk from the variable interest payments under the Stendal Loan Facility. The swaps are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for such period. A holding loss of E10.4 million before minority interests was recognized in respect of these swaps for the three months ended March 31, 2003. We determine market values based primarily upon valuations provided by our counterparties and market participants.

The Company's wholly-owned subsidiary that operates the Rosenthal NBSK pulp mill, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), has also entered into currency swaps (the "Rosenthal Currency Swaps") to manage its exposure with respect to an aggregate amount of approximately E198.4 million of the principal long-term indebtedness of the Rosenthal mill (the "Rosenthal Loan Facility"). In addition, Rosenthal has entered into currency forward contracts, forward interest rate and interest cap contracts in connection with certain indebtedness relating to the Rosenthal mill. These derivative instruments are also marked to market at the end of each reporting


FORM 10-Q
QUARTERLY REPORT - PAGE 12
period, and all gains and losses are recognized in earnings for such period. In the three months ended March 31, 2003, the Company recognized a net gain of E1.8 million from these derivative contracts.

The results of Landqart did not have a material impact on the Company's results for the three months ended March 31, 2003. Minority interest in the three months ended March 31, 2003 amounted to E3.8 million and represented the proportion of the loss of the Stendal project allocated to the two minority shareholders of Stendal. There was no minority interest in the three months ended March 31, 2002.

Our results for the quarter ended March 31, 2003 include an adjustment of E5.5 million for the non-cash aggregate pre-tax earnings impact of other-than-temporary impairment losses on certain of our available-for-sale securities. This adjustment was recorded in other income (expense) in our consolidated statement of operations. This adjustment did not affect our shareholders' equity since all of our available-for-sale securities are marked to market on a quarterly basis and unrealized gains or losses are reported through the statement of comprehensive income in our financial statements and recorded in other comprehensive income (loss) within shareholders' equity on our balance sheet. Such unrealized gains or losses, the cost base and the current marked to market value of our available-for-sale securities are further described in the notes to our annual financial statements. These are legacy investments and are unrelated to our pulp and paper operations.

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an impairment is other-than-temporary, which requires judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, operational and financing cash flow, the investee's financial position including its appraisal and net asset value, market prices, its business plan and investment strategy; and our intent and ability to hold the investment.

Approximately E4.3 million of the adjustment in the first quarter for other-than-temporary impairment losses relate to one thinly traded, long-term investment. Although we believe our accounting therefor complies with all published regulations and is consistent with generally accepted accounting principles, the determination of whether an investment is other-than-temporarily impaired involves judgment. In the course of a review, the SEC could disagree with our judgment, determine that some or all of the E4.3 million other-than-temporary impairment loss should have been recorded in one or more prior periods and, subject to materiality considerations, may require us to restate our financial statements therefor. If this E4.3 million other-than-temporary impairment loss had been recorded in 2002, the increase to our loss and related loss per share for such year would be E4.3 million or E0.26 per share, with a corresponding reduction in our loss and loss per share for the quarter ended March 31, 2003 of E4.3 million or E0.25 per share. As discussed above, any such determination would not affect our previously reported shareholders' equity, assets, liabilities or income
(loss) from operations in any period.

For the three months ended March 31, 2003, the Company reported a net loss of E10.9 million, or E0.65 per share on a basic and diluted basis, compared to a net loss of E5.4 million, or E0.32 per share on a basic and diluted basis, in the three months ended March 31, 2002.


FORM 10-Q
QUARTERLY REPORT - PAGE 13

For the three months ended March 31, 2003, excluding items related to the Stendal project, the net loss would have been E4.3 million, or E0.26 per share on a diluted basis, which was determined by adding the loss on derivative financial instruments of E10.4 million to, and subtracting minority interest of E3.8 million from, the reported net loss of E10.9 million. As the Stendal project is currently under construction and because of its overall size relative to the Company's other facilities, management uses consolidated operating results excluding derivative items relating to the Stendal project to measure the performance and results of the Company's operating units. Management believes this measure provides meaningful information on the performance of its operating facilities for a reporting period.

The Company generated EBITDA of E5.5 million in the current quarter, compared to an EBITDA loss of E0.6 million in the fourth quarter of 2002 and EBITDA of E7.7 million in the comparative quarter of 2002. EBITDA is defined as income
(loss) from operations plus depreciation and amortization. EBITDA is calculated by adding depreciation and amortization of E5.9 million, E5.4 million and E6.8 million to the loss from operations of E(0.5) million, E(5.9) million and income from operations of E0.9 million for each of the three months ended March 31, 2003, December 31, 2002 and March 31, 2002, respectively. Management uses EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense is not an actual cash cost, and varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities.
In addition, the Company believes EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate the Company's financial performance. EBITDA does not reflect the impact of a number of items that affect the Company's net income (loss), including financing costs and the effect of derivative instruments. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered as an alternative to net income
(loss) or income (loss) from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity. Because all companies do not calculate EBITDA in the same manner, EBITDA as calculated by the Company may differ from EBITDA as calculated by other companies.

STENDAL PROJECT STATUS

We are implementing the Stendal project, which is a "greenfield" project to construct a new state-of-the-art NBSK pulp mill. The mill will have an annual production capacity of approximately 552,000 tonnes and will be located near the town of Stendal in Germany. As at March 31, 2003, progress on the Stendal project was substantially on schedule and there were no significant deviations from the project budget. At March 31, 2003, the project was approximately 45% completed and approximately 75% of the total engineering was finished. Progress was made in a number of areas including pouring the foundations for the effluent treatment system, fiber line system, lime kiln system and turbine generator system. In addition, progress was made in connection with the construction of the infrastructure of the mill site including gas and road connections and the procurement of materials necessary to continue building the infrastructure, such as transformer stations that will supply power to the mill.


FORM 10-Q
QUARTERLY REPORT - PAGE 14

At the end of March 2003, Stendal employed 24 people, most of whom are part of the management organization charged with supervising the implementation and completion of the Stendal project. During the current period, the Company engaged Ulf Johansson as the mill manager for the Stendal NBSK pulp mill, and has filled many other key positions, including a new human resources manager and a head of wood procurement operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of selected financial information for the periods indicated:

                                                                          AS AT                     AS AT
                                                                      MARCH 31, 2003          DECEMBER 31, 2002
                                                                      --------------          -----------------
                                                                                     (unaudited)
                                                                                (Euros in thousands)
FINANCIAL POSITION
Working capital...............................................         E     13,501            E      6,328
Properties....................................................              443,771                 441,990
Total assets(1)...............................................              594,193                 599,750
Long-term debt(2).............................................              357,755                 351,878
Shareholders' equity..........................................              119,554                 124,969

-----------

(1) Includes approximately E192.8 million and E186.9 million related to properties construction in progress at the site of the Stendal mill as at March 31, 2003 and December 31, 2002, respectively.

(2) Includes approximately E159.6 million and E146.5 million related to construction in progress at the site of the Stendal mill as at March 31, 2003 and December 31, 2002, respectively.

At March 31, 2003, our cash and cash equivalents was E22.0 million, compared to E30.3 million at the end of 2002. We also had E8.1 million of cash restricted to pay construction in progress costs payable and E19.1 million of cash restricted in a debt service account, both relating to the construction in progress at the site of the Stendal mill. In addition, we had E21.6 million of cash restricted in a debt service account relating to the Rosenthal mill. Short-term trading securities were E0.3 million at both March 31, 2003 and December 31, 2002.

We expect to continue to generate sufficient cash flow from operations to pay our interest and debt service expenses and meet the working and maintenance capital requirements for our operations. We currently do not have any revolving credit facilities. From time to time, we have entered into project specific credit facilities to finance capital projects and expect to continue to do so, subject to availability.

OPERATING ACTIVITIES

Operating activities in the three months ended March 31, 2003 provided cash of E4.8 million, compared to E2.3 million in the three months ended March
31, 2002. Net changes in trading securities provided nominal cash in the three months ended March 31, 2003, compared to E1.8 million in the three months ended March 31, 2002. Receivables in both the current period and in the three months ended March 31, 2002 used cash of E1.4 million. A decrease in inventories provided cash of E0.2 million in the current period, compared to E1.0 million in the comparable period of 2002. A decrease in accounts payable and accrued expenses used cash of E1.4 million in the three months ended March 31, 2003, compared to E1.0 million in the three months ended
March 31, 2002.


FORM 10-Q
QUARTERLY REPORT - PAGE 15

INVESTING ACTIVITIES

Investing activities in the three months ended March 31, 2003 used cash of E7.7 million, primarily as a result of the acquisition of properties, net of investment grants received, in connection with the Stendal project. The acquisition of properties in connection with the Stendal project used cash of E23.9 million in the three months ended March 31, 2003. There was no sale of properties in the three months ended March 31, 2003, compared to the three months ended March 31, 2002 when the sale of properties provided cash of E3.5 million.

We have applied for investment grants from the federal and state governments of Germany and have claims of E40.6 million outstanding as of March 31, 2003.
We received E18.0 million with respect to the Stendal project in the three months ended March 31, 2003. We expect to receive the full amount of our current outstanding claims in the second half of 2003. In accordance with our accounting policies, we do not record these grants until they are received.

Our Paper mills have or will have to replace certain equipment that was damaged as a result of flooding in parts of Germany and other eastern European countries during the third quarter of 2002. The aggregate equipment costs are estimated to be approximately E3.3 million, of which approximately E0.1 million was incurred in the three months ended March 31, 2003. We have applied for German government grants and for assistance under special credit programs instituted by the German government for flooding victims in connection with these costs. As at March 31, 2003, we had received approximately E1.8 million of such grants, which were recognized as income in the current period. Although we have received approval for the full amount of the grants applied for, there can be no assurance that we will receive any additional amounts of the grants and assistance applied for.

FINANCING ACTIVITIES

Financing activities used cash of E5.5 million in the three months ended March 31, 2003, primarily as a result of a decrease in construction costs payable of E16.0 million relating to the Stendal project. An increase in restricted cash used cash of E0.6 million in the current period. An increase in indebtedness, primarily in connection with the Stendal project, generated cash of E17.6 million in the three months ended March 31, 2003. We made principal repayments of E6.5 million in connection with the Rosenthal Loan Facility in the three months ended March 31, 2003. Financing activities used cash of E9.1 million in the three months ended March 31, 2002, primarily as a result of the reduction of indebtedness during the period.

Other than the agreements entered into by Stendal relating to the Stendal project, we had no material commitments to acquire assets or operating businesses at March 31, 2003. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, borrowing against our assets, the sale of debt and/or equity securities and/or asset sales.


FORM 10-Q
QUARTERLY REPORT - PAGE 16

In connection with our obligation to repay or refinance two bridge loans in the principal amounts of E15 million and E30 million which mature in October 2003 and April 2004, respectively, and fees and accrued interest thereon, incurred in connection with the Stendal project, we intend to issue new debt, equity or convertible securities in 2003. As of the date hereof, the aggregate fees relating to the repayment of the bridge loans would be E6 million, subject to reduction in limited exceptions for capital raising activities using the services of affiliates of the bridge tenders. There can be no assurance that such financing can be completed.

FOREIGN CURRENCY

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

In the three months ended March 31, 2003, we reported a net E0.1 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to E3.6 million at March 31, 2003 from E3.5 million at December 31, 2002.

Based upon the average exchange rate for the three months ended March 31, 2003, the U.S. dollar decreased by approximately 18.3% in value against the Euro compared to the same period in 2002.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies that are the most important to the portrayal of our financial condition and results of operations.

For information about our critical accounting policies, see our annual report on Form 10-K for the year ended December 31, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements in this report that are not based on historical facts are called "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations,


FORM 10-Q
QUARTERLY REPORT - PAGE 17
forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the year ended December 31, 2002 and current report on Form 8-K furnished on May 12, 2003. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Many of our strategies, including the use of derivative instruments and the types of derivative instruments selected by us, are based on historical trading patterns and correlations and our management's expectations of future events. However, these strategies may not be fully effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our


FORM 10-Q
QUARTERLY REPORT - PAGE 18
risk management strategies in the future. If any of the variety of instruments and strategies we utilize are not effective, we may incur losses.

Rosenthal has entered into the Rosenthal Currency Swaps in connection with our long-term indebtedness relating to the conversion of the Rosenthal mill to the production of kraft pulp. These derivatives have been contracted by Rosenthal using a dedicated credit line within the Rosenthal Loan Facility and assigned for this purpose, and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal has entered into the Rosenthal Currency Swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under the Rosenthal Currency Swaps, Rosenthal effectively pays the principal and interest in U.S. dollars and at U.S. dollar borrowing rates. In the three months ended March 31, 2003, Rosenthal entered into an additional Rosenthal Currency Swap for the notional amount of E124.2 million maturing on September 30, 2008.

In addition, Rosenthal has entered into interest rate contracts to either fix or limit the interest rates in connection with certain of its indebtedness, and various currency forwards to reduce or limit its exposure to currency risks and to augment its potential gains or to reduce its potential losses.

Stendal has entered into the Stendal Interest Rate Swap Agreements in connection with its long-term indebtedness relating to the Stendal project to fix the interest rate under the Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. Under the Stendal Interest Rate Swap Agreements, Stendal pays a fixed rate and receives a floating rate with interest payments being calculated on a notional amount. The interest rates payable under the Stendal Loan Facility were swapped at the fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Stendal Loan Facility. Stendal effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.

For more information concerning market risk and our derivative instruments, see the Company's annual report on Form 10-K for the year ended December 31, 2002.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 19

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         99.1* - Certificate of Chief Executive Officer

         99.2* - Certificate of Chief Financial Officer

         ----------------
         * In accordance with Release 33-8212 of the Commission, these
         Certifications: (i) are "furnished" to the Commission and are not
         "filed" for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company's registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

(b)      REPORTS ON FORM 8-K

         None.


FORM 10-Q
QUARTERLY REPORT - PAGE 20

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MERCER INTERNATIONAL INC.

                                       By: /s/ Maarten Reidel
                                           -----------------------------------
                                           Maarten Reidel
                                           Secretary and Chief Financial Officer

Date:  May 12, 2003


FORM 10-Q
QUARTERLY REPORT - PAGE 21

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

Date:    May 12, 2003

                                       /s/ Jimmy S.H. Lee
                                       -----------------------------------------
                                       Jimmy S.H. Lee
                                       Chief Executive Officer


FORM 10-Q
QUARTERLY REPORT - PAGE 22

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

Date:    May 12, 2003

                                       /s/ Maarten Reidel
                                       -----------------------------------------
                                       Maarten Reidel
                                       Chief Financial Officer


FORM 10-Q
QUARTERLY REPORT - PAGE 23