Form 10-Q/A
period 2002-09-30
MERCER INTERNATIONAL INC
filed 2003-06-30
CIK 75659

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       14900 INTERURBAN AVENUE SOUTH, SUITE 282, SEATTLE, WASHINGTON 98168
                               (Address of office)

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

Indicate  by  check mark whether  the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES    X      NO
                                                   -----        -----

The Registrant had 16,794,899 shares of beneficial interest outstanding as at November 14, 2002.

================================================================================

EXPLANATORY  NOTE

This Form 10-Q/A amends the Registrant's Form 10-Q for the quarterly period ended September 30, 2002 and is being filed solely to correct the disclosure in
Part II, Item 4 of the Form 10-Q. This amendment does not otherwise affect the Form 10-Q as originally filed.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its annual meeting of shareholders on July 11, 2002. The votes cast by shareholders at the meeting as to the election of Trustees were as follows:


                                                               ABSTENTIONS AND
                    VOTES FOR          VOTES WITHHELD         BROKER NON-VOTES
                    ---------          --------------         ----------------
Jimmy S. H. Lee     4,101,215             3,138,949                 -
R. Ian Rigg         4,103,315             3,136,849                 -
Andrew Milligan     7,233,315               6,849                   -


Jimmy S.H. Lee and R. Ian Rigg were elected as Class II Trustees. Jong L. Ryu replaced Andrew Milligan as a Trustee upon his retirement. C.S. Moon, Maarten Reidel and Michel Arnulphy continued their respective terms as Trustees of the Company.


FORM 10-Q/A
QUARTERLY REPORT - PAGE 2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MERCER  INTERNATIONAL  INC.


                                       /s/  R.  Ian  Rigg
                                       -------------------------------------
                                       R.  Ian  Rigg
                                       Secretary and Chief Financial Officer

Date:  June  30,  2003

FORM 10-Q/A
QUARTERLY REPORT - PAGE 3

                        CERTIFICATION OF PERIODIC REPORT

I,  Jimmy  S.H.  Lee,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A of Mercer International Inc. (the "Registrant");

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

Date:     June  30,  2003

                                      /s/  Jimmy S.H. Lee
                                      --------------------------------
                                      Jimmy S.H. Lee
                                      Chief  Executive  Officer

FORM 10-Q/A
QUARTERLY REPORT - PAGE 4

                        CERTIFICATION OF PERIODIC REPORT

I,  R.  Ian  Rigg,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A of Mercer International Inc. (the "Registrant");

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

Date:     June  30,  2003


                                        /s/  R.  Ian  Rigg
                                        -------------------------------
                                        R.  Ian  Rigg
                                        Chief  Financial  Officer

FORM 10-Q/A
QUARTERLY REPORT - PAGE 5

                                  EXHIBIT 99.1

                        CERTIFICATION OF PERIODIC REPORT


I, Jimmy S.H. Lee, Chief Executive Officer of Mercer International Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  June  30,  2003


                                        /s/  Jimmy S.H. Lee
                                        ----------------------------
                                        Jimmy S.H. Lee
                                        Chief  Executive  Officer

                          _____________________________

A signed original of this written statement required by Section 906 has been provided to Mercer International Inc. and will be retained by Mercer International Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99.2

                        CERTIFICATION OF PERIODIC REPORT


I, R. Ian Rigg, Chief Financial Officer of Mercer International Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  June  30,  2003


                                              /s/  R. Ian Rigg
                                              -------------------------
                                              R.  Ian  Rigg
                                              Chief  Financial  Officer

                          _____________________________

A signed original of this written statement required by Section 906 has been provided to Mercer International Inc. and will be retained by Mercer International Inc. and furnished to the Securities and Exchange Commission or its staff upon request.