Form 10-Q
period 2003-06-30
MERCER INTERNATIONAL INC
filed 2003-08-14
CIK 75659

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The Registrant had 16,794,899 shares of beneficial interest outstanding as at August 14, 2003.
================================================================================

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS


                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                  (Unaudited)


FORM 10-Q
QUARTERLY REPORT - PAGE 2

                            MERCER INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                    As at June 30, 2003 and December 31, 2002
                                   (Unaudited)
                              (Euros in thousands)


                                                         June 30,     December 31,
                                                           2003           2002
                                                        ----------    ------------
                                     ASSETS
Current Assets
   Cash and cash equivalents                            E   21,951    E   30,261
   Cash restricted                                          13,234         9,459
   Investments                                                 333           307
   Receivables                                              52,427        31,924
   Inventories                                              20,514        16,375
   Prepaid and other                                         6,339         7,891
                                                        ----------    ----------
    Total current assets                                   114,798        96,217

Long-Term Assets
   Cash restricted                                          40,859        38,795
   Properties                                              518,248       441,990
   Investments                                               5,391         5,592
   Equity method investment                                  7,159         7,019
   Deferred income tax                                      10,054        10,137
                                                        ----------    ----------
                                                           581,711       503,533
                                                        ----------    ----------
                                                        E  696,509    E  599,750
                                                        ==========    ==========

                                  LIABILITIES
Current Liabilities
   Accounts payable and accrued expenses                E   39,785    E   32,866
   Construction in progress costs payable                   62,339        24,885
   Note payable                                              1,997           832
   Note payable, construction in progress                   45,000        15,000
   Debt, current portion                                    21,852        16,306
                                                        ----------    ----------
    Total current liabilities                              170,973        89,889

Long-Term Liabilities
   Debt, construction in progress, less current portion    150,506       146,485
   Debt, less current portion                              193,186       205,393
   Derivative financial instruments, construction
     in progress                                            58,052        30,108
   Other                                                     2,497         2,906
                                                        ----------    ----------
                                                           404,241       384,892
                                                        ----------    ----------
    Total liabilities                                      575,214       474,781

Minority interest                                                -             -

                              SHAREHOLDERS' EQUITY
Shares of beneficial interest                               76,995        76,995
Accumulated other comprehensive income (loss)                1,560        (4,815)
Retained earnings                                           42,740        52,789
                                                        ----------    ----------
                                                           121,295       124,969
                                                        ----------    ----------
                                                        E  696,509    E  599,750
                                                        ==========    ==========


   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   For Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
               (Euros in thousands, except for earnings per share)


                                                        2003         2002
                                                     ----------    ----------
Revenues
   Sales of pulp and paper                           E   91,274    E  119,535
   Transportation                                         2,022         2,753
   Other                                                  5,018         3,849
                                                     ----------    ----------
                                                         98,314       126,137
Cost of sales
   Pulp and paper                                        86,472       104,603
   Transportation                                         1,863         2,478
                                                     ----------    ----------
     Gross profit                                         9,979        19,056
General, administrative and other                        (8,730)      (14,396)
                                                     ----------    ----------
     Income from operations                               1,249         4,660

Other income (expense)
   Interest expense                                      (4,651)       (8,099)
   Investment income (loss)                                 639          (667)
   Gain on derivative contracts                          14,601        14,881
   Loss on derivative contracts, construction
     in progress                                        (27,944)            -
   Impairment of available-for-sale securities           (5,511)            -
   Other                                                  1,387         2,392
                                                     ----------    ----------
     Total other income (expense)                       (21,479)        8,507
                                                     ----------    ----------
     Income (loss) before income taxes and
       minority interest                                (20,230)       13,167
Income tax                                                 (198)          (11)
                                                     ----------    ----------
     Income (loss) before minority interest             (20,428)       13,156
Minority interest                                        10,379             -
                                                     ----------    ----------
     Net income (loss)                                  (10,049)       13,156

Retained earnings, beginning of period                   52,789        59,111
                                                     ----------    ----------
Retained earnings, end of period                     E   42,740    E   72,267
                                                     ==========    ==========

Income (loss) per share
   Basic                                             E    (0.60)   E     0.78
                                                     ==========    ==========
   Diluted                                           E    (0.60)   E     0.77
                                                     ==========    ==========


   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  For Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)
               (Euros in thousands, except for earnings per share)




                                                        2003          2002
                                                     ----------    ----------

Revenues
   Sales of pulp and paper                           E   45,041    E   60,328
   Transportation                                           980         1,337
   Other                                                  1,892         1,995
                                                     ----------    ----------
                                                         47,913        63,660
Cost of sales
   Pulp and paper                                        41,472        50,684
   Transportation                                           797         1,436
                                                     ----------    ----------
     Gross profit                                         5,644        11,540
General, administrative and other                        (3,923)       (7,766)
                                                     ----------    ----------
     Income from operations                               1,721         3,774

Other income (expense)
   Interest expense                                      (2,188)       (4,081)
   Investment income (loss)                                 102           (28)
   Gain on derivative contracts                          12,805        18,948
   Loss on derivative contracts, construction
     in progress                                        (17,582)            -
   Other                                                   (342)          (57)
                                                     ----------    ----------
     Total other income (expense)                        (7,205)       14,782
                                                     ----------    ----------
     Income (loss) before income taxes and
       minority interest                                 (5,484)       18,556
Income tax                                                 (186)          (11)
                                                     ----------    ----------
     Income (loss) before minority interest              (5,670)       18,545
Minority interest                                         6,543             -
                                                     ----------    ----------
     Net income                                             873        18,545

Retained earnings, beginning of period                   41,867        53,722
                                                     ----------    ----------
Retained earnings, end of period                     E   42,740    E   72,267
                                                     ==========    ==========

Income per share
   Basic                                             E     0.05    E     1.10
                                                     ==========    ==========
   Diluted                                           E     0.05    E     1.08
                                                     ==========    ==========


   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                            MERCER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   For Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                              (Euros in thousands)


                                                        2003          2002
                                                     ----------    ----------

Net income (loss)                                    E  (10,049)   E   13,156

Other comprehensive income:
   Foreign currency translation adjustments               1,125         3,513
   Unrealized gain (loss) on securities
     Unrealized holding loss arising during
       the period                                          (261)       (1,289)
     Adjustment for other than temporary decline
       in value                                           5,511             -
                                                     ----------    ----------
                                                          5,250        (1,289)
                                                     ----------    ----------

   Other comprehensive income                             6,375         2,224
                                                     ----------    ----------

Total comprehensive income (loss)                    E   (3,674)    E  15,380
                                                     ==========    ==========



   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                            MERCER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  For Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                              (Euros in thousands)



                                                        2003          2002
                                                     ----------    ----------

Net income                                           E      873    E   18,545

Other comprehensive income:
   Foreign currency translation adjustments               1,016         2,186
   Unrealized loss on securities                           (148)       (2,148)
                                                     ----------    ----------

   Other comprehensive income                               868            38
                                                     ----------    ----------

Total comprehensive income                           E    1,741    E   18,583
                                                     ==========    ==========



   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 7

                            MERCER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                              (Euros in thousands)


                                                        2003          2002
                                                     ----------    ----------
Cash Flows from Operating Activities:
   Net income (loss)                                 E  (10,049)   E   13,156
   Adjustments to reconcile net income (loss)
     to cash flows from operating activities
      Unrealized loss on derivative financial
        instruments, construction in progress            27,944             -
      Depreciation and amortization                      11,881        13,489
      Impairment of securities                            5,511             -
      Minority interest                                 (10,379)            -
      Loss from equity investee                             546             -

   Changes in current assets and liabilities
      Investments                                            14         3,965
      Inventories                                        (4,139)         (629)
      Receivables                                       (20,582)       (2,639)
      Accounts payable and accrued expenses               4,649       (16,797)
      Other                                               1,579           374
                                                     ----------    ----------
        Net cash provided by operating activities         6,975        10,919

Cash Flows from Investing Activities:
   Purchase of properties, net of investment
     grants received                                    (88,456)       (5,223)
   Sale of properties                                         -         3,513
   Other                                                    (30)          (11)
                                                     ----------    ----------
        Net cash used in investing activities           (88,486)       (1,721)

Cash Flows from Financing Activities:
   Cash restricted                                       (5,839)        7,532
   Increase in construction in progress costs payable    38,931             -
   Increase in notes payable and debt                    49,253         4,170
   Decrease in notes payable and debt                    (9,266)       (9,727)
                                                     ----------    ----------
        Net cash provided by financing activities        73,079         1,975

Effect of exchange rate changes on cash and
  cash equivalents                                          122           (41)
                                                     ----------    ----------
Net (decrease) increase in cash and cash equivalents     (8,310)       11,132
Cash and cash equivalents, beginning of period           30,261        11,741
                                                     ----------    ----------
Cash and cash equivalents, end of period             E   21,951    E   22,873
                                                     ==========    ==========



   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

Note 1.  Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its wholly-owned and majority-owned subsidiaries (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.

Note 2.  Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in our annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common shares on the date of grant. The following tables illustrate the effect on net income
(loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                          Six Months Ended June 30,
                                        -----------------------------
                                           2003              2002
                                        ----------        -----------
                                  (Euros in thousands, except per share amounts)
Net (Loss) Income
   As reported                          E  (10,049)       E    13,156
   Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based methods for
     all awards, net of any related
     tax effects                                (8)                (4)
                                        ----------        -----------
     Pro forma                          E  (10,057)       E    13,152
                                        ==========        ===========

Basic (Loss) Income Per Share
   As reported                          E    (0.60)       E      0.78
                                        ==========        ===========
   Pro forma                            E    (0.60)       E      0.78
                                        ==========        ===========

Diluted (Loss) Income Per Share
   As reported                          E    (0.60)       E      0.77
                                        ==========        ===========
   Pro Forma                            E    (0.60)       E      0.77
                                        ==========        ===========



FORM 10-Q
QUARTERLY REPORT - PAGE 9


                                         Three Months Ended June 30,
                                        -----------------------------
                                           2003              2002
                                        ----------        -----------
                                  (Euros in thousands, except per share amounts)
Net Income
   As reported                           E     873        E    18,545
   Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based methods for
     all awards, net of any related tax
     effects                                    (6)                (2)
                                         ---------        -----------
   Pro forma                             E     867        E    18,543
                                         =========        ===========

Basic Income Per Share
   As reported                           E    0.05        E      1.10
                                         =========        ===========
   Pro forma                             E    0.05        E      1.10
                                         =========        ===========

Diluted Income Per Share
   As reported                           E    0.05        E      1.08
                                         =========        ===========
   Pro Forma                             E    0.05        E      1.08
                                         =========        ===========


Note 3.  Earnings  Per  Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The weighted average number of shares outstanding for the purposes of calculating basic earnings per share was 16,874,899 for the six months and three months ended June 30, 2003 and 2002, respectively. The weighted average number of shares outstanding for the purposes of calculating diluted earnings per share was 16,874,899 and 17,054,998 for the six months ended June 30, 2003 and 2002, respectively, and 16,874,899 and 17,093,390 for the three months ended June 30, 2003 and 2002, respectively.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 10

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

Note 6.  New  Accounting  Standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. The Company does not anticipate that this Statement will have a material impact on the Company's financial statements.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have a material impact on the Company's financial statements.

 In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the results of operations and financial condition of the Company.

Note 7.  Business  Segment  Information

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.


FORM 10-Q
QUARTERLY REPORT - PAGE 11

Summarized financial information concerning the segments is shown in the following table:

                                                Pulp        Paper        Total
                                              --------    ---------    ---------
                                                     (Euros in thousands)
SIX MONTHS ENDED JUNE 30, 2003
Sales to external customers                   E 62,414    E  28,860    E  91,274
Intersegment net sales                           1,545            -        1,545
Income from operations                           1,171        1,303        2,474
Segment profit                                  10,552        2,804       13,356

Reconciliation of profit:
   Total profit for reportable segments                                E  13,356
   Elimination of intersegment profits                                     3,152
   Loss on derivative financial instruments,
     construction in progress financing                                 (27,944)
   Impairment of available-for-sale securities                           (5,511)
   Unallocated amounts, other corporate expenses                         (3,283)
                                                                      ---------

     Consolidated loss before income taxes and
       minority interest                                              E (20,230)
                                                                      =========

The total assets for the Stendal pulp mill under construction was E322,580 thousand and E223,386 thousand as at June 30, 2003 and December 31, 2002, respectively.

SIX MONTHS ENDED JUNE 30, 2002
Sales to external customers                   E 68,084    E  51,451   E 119,535
Intersegment net sales                           2,925            -       2,925
Income from operations                           5,574        1,330       6,904
Segment profit                                  13,039        3,376      16,415

Reconciliation of profit:
   Total profit for reportable segments                               E  16,415
   Elimination of intersegment profits                                      833
   Unallocated amounts, other corporate expenses                         (4,081)
                                                                      ----------

     Consolidated income before income taxes and
       minority interest                                              E  13,167
                                                                      =========



FORM 10-Q
QUARTERLY REPORT - PAGE 12


                                                Pulp        Paper        Total
                                              --------    ---------    ---------
                                                     (Euros in thousands)
THREE MONTHS ENDED JUNE 30, 2003
Sales to external customers                   E 31,029    E  14,012    E  45,041
Intersegment net sales                             675            -          675
Income (loss) from operations                    2,609         (763)       1,846
Segment profit (loss)                           12,691         (909)      11,782

Reconciliation of profit:
   Total profit for reportable segments                                E  11,782
   Elimination of intersegment profits                                     1,923
   Loss on derivative financial instruments,
     construction in progress financing                                  (17,582)
   Unallocated amounts, other corporate expenses                          (1,607)
                                                                       ---------

     Consolidated loss before income taxes and
       minority interest                                               E  (5,484)
                                                                       =========

THREE MONTHS ENDED JUNE 30, 2002
Sales to external customers                   E 34,451    E  25,877    E  60,328
Intersegment net sales                           1,524            -        1,524
Income from operations                           3,388          738        4,126
Segment profit                                  18,906          596       19,502

Reconciliation of profit:
   Total profit for reportable segments                                E  19,502
   Elimination of intersegment profits                                       456
   Unallocated amounts, other corporate expenses                          (1,402)
                                                                       ---------

     Consolidated income before income taxes and
       minority interest                                               E  18,556
                                                                       =========


Note 8.  Reclassifications

Certain prior period amounts in the interim period consolidated financial statements contained herein have been reclassified to conform to the current period's presentation.


FORM 10-Q
QUARTERLY REPORT - PAGE 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mercer International Inc. is a pulp and paper company and its operations are primarily located in Germany. The following discussion and analysis of our results of operations and financial condition for the six months and three months ended June 30, 2003 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended
December 31, 2002 filed with the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

In this document: (i) unless the context otherwise requires, "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries;
(ii) information is provided as of June 30, 2003, unless otherwise stated; (iii) all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; (iv) "E" refers to Euros; and (v) a "tonne" is one metric ton or 2,204.6 pounds.

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  JUNE  30,  2003

Selected sales data for the six months ended June 30, 2003 and 2002 is as follows:


                                       Six Months Ended June 30,
                                       -------------------------
                                          2003           2002
                                       --------       ----------
                                              (unaudited)
                                          (Euros in thousands)
REVENUES BY PRODUCT CLASS
Pulp(1)                                E 62,414       E   68,084
Papers
  Specialty papers(2)                    21,575           40,986
  Printing papers                         7,285           10,465
                                       --------       ----------
    Total papers                         28,860           51,451
                                       --------       ----------
Total(1)                               E 91,274       E  119,535
                                       ========       ==========

REVENUES BY GEOGRAPHIC AREA
Germany                                E 40,914       E   46,925
European Union(3)                        38,062           40,170
Eastern Europe and Other                 12,298           32,440
                                       --------       ----------
Total(1)                               E 91,274       E  119,535
                                       ========       ==========

SALES VOLUME BY PRODUCT CLASS                  (tonnes)
Pulp(1)                                 148,179         149,798
Papers
  Specialty papers(2)                    21,675          31,870
  Printing papers                         9,334          12,207
                                       --------       ---------
    Total papers                         31,009          44,077
                                       --------       ---------
Total(1)                                179,188         193,875
                                       ========       =========

-----------
(1) Excluding intercompany sales volumes of 3,611 and 6,370 tonnes of pulp and intercompany net sales revenues of approximately E1.5 million and E2.9 million in the six months ended June 30, 2003 and 2002, respectively.
(2) As of December 31, 2002, our interest in Landqart AG is no longer consolidated and is included in our financial results on an equity basis. Accordingly, sales from the Landqart specialty paper mill are not included in our results for the six months ended June 30, 2003, but are included for the six months ended June 30, 2002. The Landqart specialty paper mill sold approximately 9,060 tonnes for approximately E20.6 million in the six months ended June 30, 2002.
(3)  Not  including  Germany.


FORM 10-Q
QUARTERLY REPORT - PAGE 14

In the six months ended June 30, 2003, total revenues decreased to E98.3 million from E126.1 million in the six months ended June 30, 2002, primarily as the current period does not include the revenues of the Landqart specialty paper mill. We reorganized our interest therein in December 2002 and now account for it under the equity method. In the current period, pulp and paper revenues decreased to E91.3 million from E119.5 million in the comparative period in 2002, primarily as a result of the deconsolidation of Landqart.

Cost of pulp and paper sales in the six months ended June 30, 2003 decreased to E86.5 million from E104.6 million in the six months ended June 30, 2002, primarily as a result of the deconsolidation of Landqart.

Pulp sales in the current period were E62.4 million, compared to E68.1 million in the comparative period of 2002. U.S. dollar denominated list pulp price increases were more than offset by an 18.7% decline in the U.S. dollar against the Euro for the current period versus the comparative period last year. Average list prices for northern bleached softwood kraft ("NBSK") pulp in Europe, which were approximately E477 ($470) per tonne in the second quarter of 2002, decreased to approximately E420 ($440) per tonne at the end of 2002, before improving to approximately E441 ($480) per tonne in the first quarter of 2003 and approximately E484 ($550) per tonne in the second quarter of 2003. The Company's pulp sales realizations were E421 per tonne on average in the current period, compared to E455 per tonne in the first six months of 2002. Pulp sales by volume decreased marginally to 148,179 tonnes in the current period from 149,798 tonnes in the comparative period of 2002.

Cost of sales and general, administrative and other expenses for the pulp operations were E67.5 million for the six months ended June 30, 2003, compared to E69.0 million for the six months ended June 30, 2002. On average, per tonne fiber costs for pulp production increased by approximately 4.0% compared to the six months ended June 30, 2002. Depreciation within the pulp segment was E10.9 million in the current period, compared to E10.8 million in the comparative period of 2002.

The Company's pulp operations generated operating income of E1.2 million in the six months ended June 30, 2003, compared to E5.6 million in the six months ended June 30, 2002.

Results for the Company's paper segment during the current period reflect the aforementioned exclusion of the results from the Landqart specialty paper mill, which were included in the results for the six months ended June 30, 2002. Paper sales in the current period decreased to E28.9 million from E51.5 million in the comparative period in 2002. Sales of specialty papers in the six months ended June 30, 2003 decreased to E21.6 million from E41.0 million in the six months ended June 30, 2002. Total paper sales volumes decreased to 31,009 tonnes in the six months ended June 30, 2003 from 44,077 tonnes in the six months ended June 30, 2002. On average, prices for specialty papers realized in the six months ended June 30, 2003 decreased by approximately 22.6% as our product mix changed upon the deconsolidation of the Landqart mill, and for printing papers decreased by approximately 9.0%, compared to the six months ended June 30, 2002.

Cost of sales and general, administrative and other expenses for the paper operations decreased to E28.1 million in the current period from E50.7 million in the comparative period of 2002 as a result of lower paper sales. Paper segment depreciation decreased to E1.0 million in the six months ended June 30, 2003 from E2.7 million in the prior period.

The Company's paper operations generated operating income of E1.3 million in each of the six months ended June 30, 2003 and 2002.


FORM 10-Q
QUARTERLY REPORT - PAGE 15

Consolidated general and administrative expenses decreased to E8.7 million in the six months ended June 30, 2003 from E14.4 million in the six months ended June 30, 2002, primarily as a result of the exclusion of the results of the Landqart mill and a decrease in professional fees in the current period.

For the six months ended June 30, 2003, the Company reported income from operations of E1.2 million, compared to E4.7 million in the comparative period of 2002. Interest expense (excluding capitalized interest of E7.2 million in respect of the Stendal project) in the current period decreased to E4.7 million from E8.1 million in the comparative period of 2002, primarily as a result of lower borrowing costs and lower indebtedness for our operating units. During the current period, the Company made principal repayments of E6.5 million in respect of the indebtedness of the Rosenthal NBSK pulp mill.

Pursuant to the E828 million loan facility (the "Stendal Loan Facility") for the Company's greenfield project (the "Stendal project") to construct an approximately 552,000 tonne NBSK pulp mill near Stendal, Germany, the Company's 63.6% owned subsidiary, Zellstoff Stendal GmbH ("Stendal"), entered into variable-to-fixed rate interest swaps (the "Stendal Interest Rate Swap Agreements") for the full term of the facility to manage the risk exposure with respect to an aggregate maximum amount of approximately E612.6 million of the principal amount of the Stendal Loan Facility. Under these swaps, Stendal pays a fixed rate and receives a floating rate with respect to interest payments calculated on a notional amount. These swaps manage the exposure to variable cash flow risk from the variable interest payments under the Stendal Loan Facility. The swaps are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for such period. A holding loss of E27.9 million before minority interests was recognized in respect of these swaps for the six months ended June 30, 2003. We determine market valuations based primarily upon values provided by our counterparties.

In addition, the Company's wholly-owned subsidiary that operates the Rosenthal NBSK pulp mill, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), has entered into currency swaps (the "Rosenthal Currency Swaps") to manage its exposure with respect to an aggregate amount of approximately E198.4 million of the principal long-term indebtedness of the Rosenthal mill (the "Rosenthal Loan Facility"). Rosenthal has also entered into currency forward contracts, forward interest rate and interest cap contracts in connection with certain indebtedness relating to the Rosenthal mill. These derivative instruments are also marked to market at the end of each reporting period, and all gains and losses are recognized in earnings for such period. In the six months ended June 30, 2003, the Company recognized a net gain of E14.6 million from these derivative contracts.

Minority interest in the six months ended June 30, 2003 amounted to E10.4 million and represented the proportion of the loss of the Stendal project allocated to the two minority shareholders of Stendal. There was no minority interest in the six months ended June 30, 2002.

Our results for the six months ended June 30, 2003 include an adjustment of E5.5 million for the non-cash aggregate pre-tax earnings impact of other-than-temporary impairment losses on certain of our available-for-sale securities. This adjustment was recorded in other income (expense) in our consolidated statement of operations. This adjustment did not affect our shareholders' equity since all of our available-for-sale securities are marked to market on a quarterly basis and unrealized gains or losses are reported through the statement of comprehensive income in our financial statements and recorded in other comprehensive income (loss) within shareholders' equity on our balance sheet. Such unrealized gains or losses, the cost base and the current marked to market value of our available-for-sale securities are further described in the notes to our annual financial statements. These are legacy investments and are unrelated to our pulp and paper operations. The majority of


FORM 10-Q
QUARTERLY REPORT - PAGE 16
this adjustment relates to an investment in a company operating in China. The Company could not quantify the long-term effect of the SARS outbreak in China on such investment and, accordingly, the Company wrote down such investment to its fair value.

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and SEC Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an impairment is other-than-temporary, which requires judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, operational and financing cash flow, the investee's financial position including its appraisal and net asset value, market prices, its business plan and investment strategy; and our intent and ability to hold the investment.

For the six months ended June 30, 2003, the Company reported a net loss of E10.0 million, or E0.60 per share on a basic and diluted basis, compared to a net income of E13.2 million, or E0.78 per share on a basic basis or E0.77 per share on a diluted basis, in the six months ended June 30, 2002.

As the Stendal project is currently under construction and because of its overall size relative to the Company's other facilities, management uses consolidated operating results excluding derivative items relating to the Stendal project to measure the performance and results of the Company's operating units. Management believes this measure provides meaningful information on the performance of its operating facilities for a reporting period. For the six months ended June 30, 2003, the Company reported a net loss of E10.0 million or E0.60 per share on a diluted basis. If the Company had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of E27.9 million to, and subtracting minority interest of E10.4 million from, the reported net loss of E10.0 million, the Company would have reported net income of E7.5 million or E0.45 per share on a diluted basis.

The Company generated operating earnings before interest, taxes, depreciation and amortization ("Operating EBITDA") of E13.1 million in the current period, compared to Operating EBITDA of E18.1 million in the comparative period of 2002. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization. Operating EBITDA is calculated by adding depreciation and amortization of E11.9 million and E13.5 million to income from operations of E1.2 million and E4.7 million for each of the six months ended June 30, 2003 and 2002, respectively. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense is not an actual cash cost, and varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, the Company believes Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate the Company's financial performance. Operating EBITDA does not reflect the impact of a number of items that affect the Company's net income (loss), including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by the Company may differ from Operating EBITDA as calculated by other companies.


FORM 10-Q
QUARTERLY REPORT - PAGE 17

The following table provides a reconciliation of Operating EBITDA to income from operations for the periods indicated:


                                               Six Months Ended June 30,
                                               -------------------------
                                                   2003          2002
                                               -----------    ----------
                                                       (unaudited)
                                                  (Euros in thousands)
Income from operations, per income statement   E     1,249    E    4,660
   Add:  Depreciation and amortization              11,881        13,489
                                               -----------    ----------
Operating EBITDA                               E    13,130    E   18,149
                                               ===========    ==========



RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  JUNE  30,  2003

Selected sales data for the three months ended June 30, 2003 and 2002 is as follows:


                                       Three Months Ended June 30,
                                       ---------------------------
                                          2003             2002
                                       ----------       ----------
                                              (unaudited)
                                          (Euros in thousands)
REVENUES BY PRODUCT CLASS
Pulp(1)                                E   31,029       E   34,451
Papers
   Specialty papers(2)                     10,519           20,549
   Printing papers                          3,493            5,328
                                       ----------       ----------
     Total papers                          14,012           25,877
                                       ----------       ----------
Total(1)                               E   45,041       E   60,328
                                       ==========       ==========

REVENUES BY GEOGRAPHIC AREA
Germany                                E   20,743       E   22,556
European Union(3)                          17,246           22,402
Eastern Europe and Other                    7,052           15,370
                                       ----------       ----------
Total(1)                               E   45,041       E   60,328
                                       ==========       ==========

SALES VOLUME BY PRODUCT CLASS                   (tonnes)
Pulp(1)                                    69,700           76,300
Papers
   Specialty papers(2)                     10,539           15,432
   Printing papers                          4,763            6,093
                                       ----------       ----------
     Total papers                          15,302           21,525
                                       ----------       ----------
Total(1)                                   85,002           97,825
                                       ==========       ==========

--------
(1) Excluding intercompany sales volumes of 1,482 and 3,359 tonnes of pulp and intercompany net sales revenues of approximately E0.6 million and E1.5 million in the three months ended June 30, 2003 and 2002, respectively.
(2) As of December 31, 2002, our interest in Landqart AG is no longer consolidated and is included in our financial results on an equity basis. Accordingly, sales from the Landqart specialty paper mill are not included in our results for the three months ended June 30, 2003, but are included for the three months ended June 30, 2002. The Landqart specialty paper mill sold approximately 4,498 tonnes for approximately E10.6 million in the three months ended June 30, 2002.
(3)  Not  including  Germany.

In the three months ended June 30, 2003, total revenues decreased to E47.9 million from E63.7 million in the three months ended June 30, 2002, primarily as the current period does not include the revenues of the Landqart specialty paper mill. In the current period, pulp and paper revenues decreased to E45.0 million from E60.3 million in the comparative period in 2002, primarily as a result of the deconsolidation of Landqart.


FORM 10-Q
QUARTERLY REPORT - PAGE 18

Cost of pulp and paper sales in the three months ended June 30, 2003 decreased to E41.5 million from E50.7 million in the three months ended June 30, 2002, primarily as a result of the deconsolidation of Landqart.

Pulp sales in the current period were E31.0 million, compared to E31.4 million in the first quarter of 2003 and E34.5 million in the comparative period of 2002. U.S. dollar denominated list pulp price increases were more than offset by a 19.1% decline in the U.S. dollar against the Euro for the current period versus the comparative period last year. Average list prices for NBSK pulp in Europe, which were approximately E477 ($470) per tonne at the end of the second quarter of 2002, decreased to approximately E420 ($440) per tonne at the end of 2002, before improving to approximately E484 ($550) per tonne in the current period. The Company's pulp sales realizations were E445 per tonne on average in the current period, compared to E400 per tonne in the three months ended March 31, 2003 and E452 per tonne in the second quarter of 2002. Pulp sales by volume decreased to 69,700 tonnes in the current period from 78,479 tonnes in the first quarter of 2003 and 76,300 tonnes in the comparative period of 2002, as a result of lower demand.

Cost of sales and general, administrative and other expenses for the pulp operations were E31.1 million for the three months ended June 30, 2003, compared to E34.3 million in the three months ended June 30, 2002. On average, per tonne fiber costs for pulp production decreased by approximately 3.8% compared to the three months ended March 31, 2003, and increased by approximately 4.1% compared to the three months ended June 30, 2002. Depreciation within the pulp segment was E5.5 million in the current period, compared to E5.4 million in the comparative period of 2002.

The Company's pulp operations generated operating income of E2.6 million in the three months ended June 30, 2003, compared to an operating loss of E1.4 million in the preceding three months and operating income of E3.4 million in the three months ended June 30, 2002.

Results for the Company's paper segment during the current period exclude the results from the Landqart specialty paper mill, which were included in the results for the three months ended June 30, 2002. Paper sales in the current period decreased to E14.0 million from E25.9 million in the comparative period in 2002. Sales of specialty papers in the three months ended June 30, 2003 decreased to E10.5 million from E20.5 million in the three months ended June 30, 2002. Total paper sales volumes decreased to 15,302 tonnes in the three months ended June 30, 2003 from 21,525 tonnes in the three months ended June 30, 2002. On average, prices for specialty papers realized in the three months ended June 30, 2003 decreased by approximately 25.0% as our product mix changed upon the deconsolidation of the Landqart mill, and for printing papers decreased by approximately 16.1%, compared to the three months ended June 30, 2002.

Cost of sales and general, administrative and other expenses for the paper operations decreased to E14.9 million in the current period from E25.4 million in the comparative period of 2002 as a result of lower paper sales. Paper segment depreciation decreased to E0.5 million in the three months ended June 30, 2003 from E1.3 million in the prior period.

The Company's paper operations generated an operating loss of E0.8 million in the three months ended June 30, 2003, compared with operating income of E0.7 million in the comparative period of 2002.


FORM 10-Q
QUARTERLY REPORT - PAGE 19

Consolidated general and administrative expenses decreased to E3.9 million in the three months ended June 30, 2003 from E7.8 million in the three months ended June 30, 2002, primarily as a result of the exclusion of the results of the Landqart mill and a decrease in professional fees in the three months ended June 30, 2003.

For the three months ended June 30, 2003, the Company reported income from operations of E1.7 million, compared to E3.8 million in the comparative period of 2002. Interest expense (excluding capitalized interest of E4.0 million in respect of the Stendal project) in the current period decreased to E2.2 million from E4.1 million in the comparative period of 2002, primarily as a result of lower borrowing costs and lower indebtedness for our operating units.

Pursuant to the Stendal Loan Facility, Stendal entered into the Stendal Interest Rate Swap Agreements for the full term of the facility to manage the risk exposure with respect to an aggregate maximum amount of approximately E612.6 million of the principal amount of the Stendal Loan Facility. The swaps are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for such period. A holding loss of E17.6 million before minority interests was recognized in respect of these swaps for the three months ended June 30, 2003. We determine market valuations based primarily upon values provided by our counterparties.

In addition, Rosenthal has entered into the Rosenthal Currency Swaps to manage its exposure with respect to an aggregate amount of approximately E198.4 million of the principal long-term indebtedness under the Rosenthal Loan Facility. Rosenthal has also entered into currency forward contracts, forward interest rate and interest cap contracts in connection with certain indebtedness relating to the Rosenthal mill. These derivative instruments are also marked to market at the end of each reporting period, and all gains and losses are recognized in earnings for such period. In the three months ended June 30, 2003, the Company recognized a net gain of E12.8 million from these derivative contracts.

The results of Landqart did not have a material impact on the Company's results for the three months ended June 30, 2003. Minority interest in the three months ended June 30, 2003 amounted to E6.5 million and represented the proportion of the loss of the Stendal project allocated to the two minority shareholders of Stendal. There was no minority interest in the three months ended June 30, 2002.

For the three months ended June 30, 2003, the Company reported net income of E0.9 million, or E0.05 per share on a basic and diluted basis, compared to a net income of E18.5 million, or E1.10 per share on a basic basis or E1.08 per share on a diluted basis, in the three months ended June 30, 2002.

As the Stendal project is currently under construction and because of its overall size relative to the Company's other facilities, management uses consolidated operating results excluding derivative items relating to the Stendal project to measure the performance and results of the Company's operating units. Management believes this measure provides meaningful information on the performance of its operating facilities for a reporting period. For the three months ended June 30, 2003, the Company reported net income of E0.9 million or E0.05 per share on a diluted basis. If the Company had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of E17.6 million to, and subtracting minority interest of E6.5 million from, the reported net income of E0.9 million, the Company would have reported net income of E11.9 million or E0.71 per share on a diluted basis.


FORM 10-Q
QUARTERLY REPORT - PAGE 20

The Company generated Operating EBITDA of E7.7 million in the current quarter, compared to an Operating EBITDA of E5.5 million in the first quarter of 2003 and Operating EBITDA of E10.5 million in the comparative quarter of 2002. Operating EBITDA is calculated by adding depreciation and amortization of E6.0 million, E5.9 million and E6.7 million to the income from operations of E1.7 million, loss from operations of E0.5 million and income from operations of E3.8 million for each of the three months ended June 30, 2003, March 31, 2003 and June 30, 2002, respectively. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense is not an actual cash cost, and varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by the Company may differ from Operating EBITDA as calculated by other companies.

The following table provides a reconciliation of Operating EBITDA to income from operations for the periods indicated:


                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2003             2002
                                               ----------       ----------
                                                       (unaudited)
                                                  (Euros in thousands)
Income from operations, per income statement   E    1,721       E    3,774
   Add:  Depreciation and amortization              5,960            6,720
                                               ----------       ----------
Operating EBITDA                               E    7,681       E   10,494
                                               ==========       ==========


Stendal  Project  Status
------------------------

We are implementing the Stendal project, which is a "greenfield" project to construct a new state-of-the-art NBSK pulp mill. The mill will have an annual production capacity of approximately 552,000 tonnes and will be located near the town of Stendal in Germany. As at June 30, 2003, progress on the Stendal project was substantially on schedule and there were no significant deviations from the project budget. At June 30, 2003, the project was approximately 68% completed and approximately 91% of the total engineering was finished. In addition, approximately 65% of the civil works was completed. Progress was made in a number of areas including the installation of the batch digesters and towers for the bleach plant, commencement of the erection of the recovery boiler and power boiler and assembly of large storage tanks. In addition, progress was made in connection with the construction of the infrastructure of the mill site including power, gas and road connections.

At the end of June 2003, Stendal employed 30 people, most of whom are part of the management organization charged with supervising the implementation and completion of the Stendal project.

During the second quarter, the Company filled many key positions, including for the production and maintenance management and wood procurement and logistics operations, and the recruitment process for operating personnel for the mill was commenced.


FORM 10-Q
QUARTERLY REPORT - PAGE 21

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is a summary of selected financial information for the periods indicated:


                              As at                as at
                          June 30, 2003      December 31, 2002
                        -----------------    -----------------
                                     (unaudited)
                                 (Euros in thousands)

FINANCIAL POSITION
Working capital          E   (56,175)          E   6,328
Properties                   518,248             441,990
Total assets(1)              696,509             599,750
Long-term debt(2)            343,692             351,878
Shareholders' equity         121,295             124,969


---------
(1) Includes approximately E270.5 million and E186.9 million related to properties construction in progress at the site of the Stendal mill as at June 30, 2003 and December 31, 2002, respectively.
(2) Includes approximately E150.5 million and E146.5 million related to construction in progress at the site of the Stendal mill as at June 30, 2003 and December 31, 2002, respectively.

At June 30, 2003, our cash and cash equivalents were E22.0 million, compared to E30.3 million at the end of 2002. We also had E13.2 million of cash restricted to pay construction in progress costs payable and E19.1 million of cash restricted in a debt service account, both relating to the construction in progress at the site of the Stendal mill. In addition, we had E21.8 million of cash restricted in a debt service account relating to the Rosenthal mill. Short-term trading securities were E0.3 million at both June 30, 2003 and December 31, 2002. We had a working capital deficit of E56.2 million (including Stendal construction costs payable of E62.3 million and bridge financing and related expenses of E54.9 million) at June 30, 2003, compared to working capital of E6.3 million at December 31, 2002. However, the Stendal Loan Facility provides the necessary resources for the continued construction of the Stendal project.

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

In connection with our obligation to repay or refinance two bridge loans in the principal amounts of E15 million and E30 million which mature in October 2003 and April 2004, respectively, and fees and accrued interest thereon, incurred in connection with the Stendal project, we intend to issue new debt, equity or convertible securities in 2003 (the "Financing"). As at June 30, 2003, the aggregate principal amount, fees and accrued interest relating to the repayment of the bridge loans was E54.9 million, subject to reduction in limited exceptions for capital raising activities using the services of affiliates of the bridge lenders. The bridge loan in the principal amount of E15 million may be extended to April 2004 with the consent of the lender. We intend to seek such consent if the Financing is not completed prior to the maturity of such bridge loan. There can be no assurance that such consent will be obtained or that the Financing will be completed. We may also pursue asset sales to raise capital to repay the bridge loan. If we do not obtain the consent of the lender, complete the Financing or raise sufficient capital through asset sales to repay the bridge loan, this could have a materially adverse effect on our results of operations and financial condition.


FORM 10-Q
QUARTERLY REPORT - PAGE 22

Operating  Activities
---------------------

Operating activities in the six months ended June 30, 2003 provided cash of E7.0 million, compared to E10.9 million in the six months ended June 30, 2002. Net changes in trading securities provided nominal cash in the six months ended June 30, 2003, compared to E4.0 million in the six months ended June 30, 2002. Receivables in the current period and in the six months ended June 30, 2002 used cash of E20.6 million and E2.6 million, respectively. An increase in inventories used cash of E4.1 million in the current period, compared to E0.6 million in the comparable period of 2002. An increase in accounts payable and accrued expenses provided cash of E4.6 million in the six months ended June 30, 2003, compared to a decrease in the same using cash of E16.8 million in the six months ended June 30, 2002.

Investing  Activities
---------------------

Investing activities in the six months ended June 30, 2003 used cash of E88.5 million, primarily as a result of the acquisition of properties, net of investment grants received, of which E84.0 million was attributable to the Stendal project. The sale of properties provided cash of E3.5 million in the six months ended June 30, 2002.

We have applied for investment grants from the federal and state governments of Germany and have claims of E50.9 million outstanding as of June 30, 2003. We received E28.8 million with respect to the Stendal project in the six months ended June 30, 2003, which reduced the acquisition costs relating to the Stendal project. We expect to receive the full amount of our currently outstanding claims in the second half of 2003. In accordance with our accounting policies, we do not record these grants until they are received.

Our Paper mills have or will have to replace certain equipment that was damaged as a result of flooding in parts of Germany and other eastern European countries during the third quarter of 2002. The aggregate equipment costs are estimated to be approximately E3.3 million, of which approximately E0.7 million was incurred in the six months ended June 30, 2003. We have applied for German government grants and for assistance under special credit programs instituted by the German government for flooding victims in connection with these costs. As at June 30, 2003, we had received approximately E2.4 million of such grants, of which E1.7 million was recognized as income in the current period and the balance has been deferred. Although we have received approval for the full amount of the grants and assistance applied for, there can be no assurance that we will receive any unpaid amounts of such grants and assistance.

Financing  Activities
---------------------

Financing activities provided cash of E73.1 million in the six months ended June 30, 2003. An increase in construction costs payable relating to the Stendal project provided cash of E38.9 million and an increase in indebtedness, primarily in connection with the Stendal project, provided cash of E49.3 million in the six months ended June 30, 2003. An increase in restricted cash used cash of E5.8 million in the current period. We made principal repayments of E6.5 million in connection with the Rosenthal Loan Facility in the six months ended June 30, 2003. Financing activities provided cash of E2.0 million in the six months ended June 30, 2002, primarily as a result of a decrease in restricted cash and an increase in indebtedness during the period.


FORM 10-Q
QUARTERLY REPORT - PAGE 23

Other than the agreements entered into by Stendal relating to the Stendal project, we had no material commitments to acquire assets or operating businesses at June 30, 2003. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, borrowing against our assets, the sale of debt and/or equity securities and/or asset sales.

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

In the six months ended June 30, 2003, we reported a net E1.1 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to E4.6 million at June 30, 2003 from E3.5 million at December 31, 2002.

Based upon the average exchange rate for the six months ended June 30, 2003, the U.S. dollar decreased by approximately 18.7% in value against the Euro compared to the same period in 2002.

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

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION

The statements in this report that are not based on historical facts are called "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations,


FORM 10-Q
QUARTERLY REPORT - PAGE 24
forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the year ended December 31, 2002 and current report on Form 8-K furnished on May 12, 2003. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 25

Rosenthal has entered into the Rosenthal Currency Swaps in connection with our long-term indebtedness relating to the conversion of the Rosenthal mill to the production of kraft pulp. These derivatives have been contracted by Rosenthal using a dedicated credit line within the Rosenthal Loan Facility and assigned for this purpose, and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal has entered into the Rosenthal Currency Swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under the Rosenthal Currency Swaps, Rosenthal effectively pays the principal and interest in U.S. dollars and at U.S. dollar borrowing rates. In the six months ended June 30, 2003, Rosenthal entered into an additional Rosenthal Currency Swap for the notional amount of E124.2 million maturing on September 30, 2008.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 26

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

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     31.1     Section  302  Certification  of  Chief  Executive  Officer

     31.2     Section  302  Certification  of  Chief  Financial  Officer

     32.1*    Section  906  Certification  of  Chief  Executive  Officer

     32.2*    Section  906  Certification  of  Chief  Financial  Officer

     -----------
     *In  accordance  with  Release  33-8212  of  the  Commission,  these
     Certifications: (i) are "furnished" to the Commission and are not "filed" for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company's registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

(b)  Reports  on  Form  8-K

     The Company filed the following reports on Form 8-K with respect to the indicated items during the second quarter of 2003:

          Form  8-K  dated  May  5,  2003
             Item 7. Exhibits
             Item 9. Regulation FD Disclosure

          Form  8-K  dated  May  9,  2003
             Item  7.  Exhibits

          Form  8-K  dated  May  12,  2003
             Item  9.  Regulation  FD  Disclosure

          Form  8-K  dated  May  13,  2003
             Item  4.  Changes  in  Registrant's  Certifying  Accountant
             Item  7.  Exhibits

          Form  8-K  dated  June  18,  2003
             Item  5.  Other  Events  and  Regulation  FD  Disclosure
             Item  7.  Exhibits


FORM 10-Q
QUARTERLY REPORT - PAGE 27

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MERCER  INTERNATIONAL  INC.


                                       By:     /s/  R.  Ian  Rigg
                                           -------------------------------------
                                           R.  Ian  Rigg
                                           Secretary and Chief Financial Officer


Date:  August  14,  2003


FORM 10-Q
QUARTERLY REPORT - PAGE 28