Form 10-Q
period 2003-09-30
MERCER INTERNATIONAL INC
filed 2003-11-14
CIK 75659

============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]         QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
                               (Address of office)

                                 (206) 674-4639
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES  X      NO
                                              ---        ---

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  YES  X      NO
                                                        ---        ---

The Registrant had 17,099,899 shares of beneficial interest outstanding as at November 13, 2003.


================================================================================

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.     FINANCIAL  STATEMENTS




                            MERCER INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                  (UNAUDITED)


FORM 10-Q
QUARTERLY REPORT - PAGE 2

                            MERCER INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                 As at September 30, 2003 and December 31, 2002
                                   (Unaudited)
                              (Euros in thousands)


                                               SEPTEMBER 30,  DECEMBER 31,
                                                   2003           2002
                                               -------------  ------------
                              ASSETS
Current Assets
 Cash and cash equivalents                     E      17,554  E     30,261
 Cash restricted                                       8,444         9,459
 Investments                                             511           307
 Receivables                                          35,744        28,132
 Cumulative unrealized gains on derivatives           20,407         3,792
 Inventories                                          22,929        16,375
 Prepaids and other                                    8,729         7,891
                                               -------------  ------------
   Total current assets                              114,318        96,217

Long-Term Assets
 Cash restricted                                      40,296        38,795
 Properties                                          649,780       441,990
 Investments                                           7,435         5,592
 Equity method investment                              6,886         7,019
 Deferred income taxes                                10,043        10,137
                                               -------------  ------------
                                                     714,440       503,533
                                               -------------  ------------
                                               E     828,758  E    599,750
                                               =============  ============

                             LIABILITIES
Current Liabilities
 Accounts payable and accrued expenses         E      44,971  E     32,866
 Construction in progress costs payable               57,771        24,885
 Note payable                                          1,609           832
 Note payable, construction in progress               45,000        15,000
 Debt, current portion                                23,016        16,306
                                               -------------  ------------
   Total current liabilities                         172,367        89,889

Long-Term Liabilities
 Debt, construction in progress, less current
   portion                                           287,386       146,485
 Debt, less current portion                          188,740       205,393
 Derivative financial instruments, construction
   in progress                                        52,633        30,108
 Other                                                 1,649         2,906
                                               -------------  ------------
                                                     530,408       384,892
                                               -------------  ------------
   Total liabilities                                 702,775       474,781

Minority Interest                                          -             -

                           SHAREHOLDERS' EQUITY
Shares of beneficial interest                         78,139        76,995
Additional paid-in capital, stock options                208             -
Accumulated other comprehensive income (loss)          4,020        (4,815)
Retained earnings                                     43,616        52,789
                                               -------------  ------------
                                                     125,983       124,969
                                               -------------  ------------
                                               E     828,758  E    599,750
                                               =============  ============



   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 3

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
               (Euros in thousands, except for earnings per share)


                                                  2003           2002
                                               ----------     ----------
Revenues
 Sales of pulp and paper                       E  134,935     E  174,289
 Transportation                                     2,850          3,885
 Other                                              6,351          4,868
                                               ----------     ----------
                                                  144,136        183,042
Cost of sales
 Pulp and paper                                   131,838        152,270
 Transportation                                     2,388          3,747
                                               ----------     ----------
   Gross profit                                     9,910         27,025
General, administrative and other                  12,961         20,400
                                               ----------     ----------
   (Loss) income from operations                   (3,051)         6,625
                                               ----------     ----------

Other income (expense)
 Interest expense                                  (6,887)       (10,838)
 Investment income (loss)                           1,055           (300)
 Gain on derivative contracts                      18,335         10,855
 Loss on derivative contracts, interest rate
   swaps, construction in progress                (22,525)       (22,011)
 Gain on derivative contract, currency forward,
   construction in progress                           586              -
 Settlement expense                                  (630)             -
 Impairment of available-for-sale securities       (5,511)             -
 Other                                              1,182            223
                                               ----------     ----------
   Total other expense                            (14,395)       (22,071)
                                               ----------     ----------
   Loss before income taxes                       (17,446)       (15,446)
Income taxes                                          226             11
                                               ----------     ----------
   Loss before minority interest                  (17,672)       (15,457)
Minority interest                                   8,499          8,016
                                               ----------     ----------
   Net loss                                        (9,173)        (7,441)

Retained earnings, beginning of period             52,789         59,111
                                               ----------     ----------
Retained earnings, end of period               E   43,616     E   51,670
                                               ==========     ==========

Loss per share
 Basic                                         E    (0.54)    E    (0.44)
                                               ==========     ==========
 Diluted                                       E    (0.54)    E    (0.44)
                                               ==========     ==========



   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 4

                            MERCER INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)
               (Euros in thousands, except for earnings per share)


                                                  2003           2002
                                               ----------     ----------
Revenues
 Sales of pulp and paper                       E   43,661     E   54,754
 Transportation                                       828          1,132
 Other                                              1,333          1,019
                                               ----------     ----------
                                                   45,822         56,905
Cost of sales
 Pulp and paper                                    45,366         47,667
 Transportation                                       525          1,269
                                               ----------     ----------
   Gross profit                                       (69)         7,969
General, administrative and other                   4,231          6,004
                                               ----------     ----------
   (Loss) income from operations                   (4,300)         1,965
                                               ----------     ----------

Other income (expense)
 Interest expense                                  (2,236)        (2,739)
 Investment income                                    416            367
 Gain (loss) on derivative contracts                3,734         (4,026)
 Gain (loss) on derivative contracts, interest
   rate swaps, construction in progress             5,419        (22,011)
 Gain on derivative contract, currency forward,
   construction in progress                           586              -
 Settlement expense                                  (630)             -
 Other                                               (205)        (2,169)
                                               ----------     ----------
   Total other income (expense)                     7,084        (30,578)
                                               ----------     ----------
   Income (loss) before income taxes                2,784        (28,613)
Income taxes                                           28              -
                                               ----------     ----------
   Income (loss) before minority interest           2,756        (28,613)
Minority interest                                  (1,880)         8,016
                                               ----------     ----------
   Net income (loss)                                  876        (20,597)

Retained earnings, beginning of period             42,740         72,267
                                               ----------     ----------
Retained earnings, end of period               E   43,616     E   51,670
                                               ==========     ==========

Income (loss) per share
 Basic                                         E     0.05     E    (1.23)
                                               ==========     ==========
 Diluted                                       E     0.05     E    (1.23)
                                               ==========     ==========



   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 5

                            MERCER INTERNATIONAL INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                For Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                              (Euros in thousands)


                                                  2003           2002
                                               ----------     ----------
Net loss                                       E   (9,173)    E   (7,441)
                                               ----------     ----------

Other comprehensive income:
 Foreign currency translation adjustments           1,240          3,894
 Unrealized gain (loss) on securities
   Unrealized holding gain (loss) arising
      during the period                             2,084         (2,935)
   Adjustment for other than temporary
      decline in value                              5,511              -
                                               ----------     ----------
                                                    7,595         (2,935)
                                               ----------     ----------

 Other comprehensive income                         8,835            959
                                               ----------     ----------

Total comprehensive loss                       E     (338)    E   (6,482)
                                               ==========     ==========



   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 6

                            MERCER INTERNATIONAL INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               For Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                              (Euros in thousands)


                                                  2003           2002
                                               ----------     ----------
Net income (loss)                              E      876     E  (20,597)
                                               ----------     ----------

Other comprehensive income (loss):
 Foreign currency translation adjustments             115            381
 Unrealized gain (loss) on securities               2,345         (1,646)
                                               ----------     ----------

 Other comprehensive income (loss)                  2,460         (1,265)
                                               ----------     ----------

Total comprehensive income (loss)              E    3,336     E  (21,862)
                                               ==========     ==========



   The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 7

                            MERCER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                              (Euros in thousands)


                                                  2003           2002
                                               ----------     ----------
Cash Flows from Operating Activities:
 Net loss                                      E   (9,173)    E   (7,441)
 Adjustments to reconcile net loss to cash
  flows from operating activities
   Unrealized loss on derivative financial
     instruments, construction in progress, net    21,939         22,011
   Depreciation and amortization                   18,135         20,231
   Impairment of securities                         5,511              -
   Minority interest                               (8,499)        (8,016)
   Loss from an equity investee                       912              -
   Stock compensation expense                         432              -

 Changes in current assets and liabilities
   Investments                                       (166)         4,004
   Inventories                                     (6,554)          (675)
   Receivables                                     (8,138)         5,556
   Cumulative unrealized gains on derivatives     (18,333)            67
   Accounts payable and accrued expenses           11,516        (12,363)
   Other                                             (651)           651
                                               ----------     ----------
    Net cash provided by operating activities       6,931         24,025

Cash Flows from Investing Activities:
 Purchase of properties, net of investment
   grants received                               (226,240)      (156,526)
 Sale of properties                                     -          3,513
 Purchase of long-term investments                      -         (3,000)
 Sale of long-term investments                        296            966
 Other                                                 48              -
                                               ----------     ----------
    Net cash used in investing activities        (225,896)      (155,047)

Cash Flows from Financing Activities:
 Cash restricted                                     (486)       (29,261)
 Increase in construction in progress costs
   payable                                         34,362         51,826
 Increase in notes payable and debt               186,859        107,053
 Decrease in notes payable and debt               (15,444)       (17,570)
 Equity and loans from minority shareholders            -         30,615
 Issuance of shares of beneficial interest            913              -
                                               ----------     ----------
    Net cash provided by financing activities     206,204        142,663

Effect of exchange rate changes on cash and
   cash equivalents                                    54           (446)
                                               ----------     ----------
Net (decrease) increase in cash and cash
   equivalents                                    (12,707)        11,195
Cash and cash equivalents, beginning of period     30,261         11,741
                                               ----------     ----------
Cash and cash equivalents, end of period       E   17,554     E   22,936
                                               ==========     ==========



   The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT - PAGE 8

                            MERCER INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

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

NOTE  2.     Stock-Based  Compensation

The Company has a stock-based employee compensation plan, which is described more fully in the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

On September 10, 2003, the Company granted stock options to acquire up to 100,000 shares of beneficial interest of the Company to David M. Gandossi, the Chief Financial Officer and Secretary of the Company, with a ten year term, exercisable at a price of $5.65 per share, pursuant to an employment agreement between the Company and Mr. Gandossi dated August 7, 2003. The stock options were in-the-money at the date of grant and, accordingly, the intrinsic value of the stock options was recognized as a stock-based compensation expense in accordance with APB Opinion No. 25 and included in the consolidated income statements.

The  following  tables  illustrate  the  effect  on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

FORM 10-Q
QUARTERLY REPORT - PAGE 9


                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                     2003                 2002
                                                  ----------           ----------
                                                    (Euros in thousands, except
                                                         per share amounts)
Net Loss
 As reported                                      E   (9,173)          E   (7,441)
 Deduct: Total stock-based employee compensation
    expense determined under fair value based
    methods for all awards, net of any related
    tax effects                                          (13)                  (6)
 Add: Reversal of stock-based compensation
    expense recognized under APB Opinion No. 25           14                    -
                                                  ----------           ----------
 Pro forma                                        E   (9,172)          E   (7,447)
                                                  ==========           ==========
Basic Loss Per Share
 As reported                                      E    (0.54)          E    (0.44)
                                                  ==========           ==========
 Pro forma                                        E    (0.54)          E    (0.44)
                                                  ==========           ==========
Diluted Loss Per Share
 As reported                                      E    (0.54)          E    (0.44)
                                                  ==========           ==========
 Pro forma                                        E    (0.54)          E    (0.44)
                                                  ==========           ==========




                                                  Three Months Ended September 30,
                                                  -------------------------------
                                                     2003                 2002
                                                  ----------           ----------
                                                    (Euros in thousands, except
                                                         per share amounts)
Net Income (Loss)
 As reported                                      E      876           E  (20,597)
 Deduct: Total stock-based employee compensation
    expense determined under fair value based
    methods for all awards, net of any related
    tax effects                                           (5)                  (2)
 Add: Reversal of stock-based compensation
    expense recognized under APB Opinion No. 25           14                    -
                                                  ----------           ----------
 Pro forma                                        E      885           E  (20,599)
                                                  ==========           ==========
Basic Income (Loss) Per Share
 As reported                                      E     0.05           E    (1.23)
                                                  ==========           ==========
 Pro forma                                        E     0.05           E    (1.23)
                                                  ==========           ==========
Diluted Income (Loss) Per Share
 As reported                                      E     0.05           E    (1.23)
                                                  ==========           ==========
 Pro forma                                        E     0.05           E    (1.23)
                                                  ==========           ==========


NOTE  3.     Earnings  Per  Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The following table sets out the weighted average number of shares for the purposes of calculating basic and diluted earnings per share for the nine months ended September 30, 2003 and 2002:


                     Nine Months Ended September 30,
                     -------------------------------
                        2003                 2002
                     ----------           ----------
Basic                16,887,262           16,794,899
Diluted              16,887,262           16,794,899



FORM 10-Q
QUARTERLY REPORT - PAGE 10

The following table sets out the weighted average number of shares for the purposes of calculating basic and diluted earnings per share for the three months ended September 30, 2003 and 2002:


                   Three Months Ended September 30,
                   --------------------------------
                       2003                 2002
                   -----------           ----------
Basic              16,911,584            16,794,899
Diluted            16,942,973            16,794,899


For the nine months ended September 30, 2003 and 2002 and the three months ended September 30, 2002, warrants and options were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE  4.     Stendal  Pulp  Mill  Project

In August 2002, the Company completed financing arrangements for the design, development, financing, construction and operation of a "greenfield" project to construct and operate a 552,000-tonne softwood kraft pulp mill to be located near Stendal, Germany (the "Stendal Project"). The Stendal Project is being implemented through Zellstoff Stendal GmbH ("Stendal"), an approximately 63.6% owned subsidiary of the Company. Two minority shareholders own approximately 29.4% and 7%, respectively, of the project company. Accordingly, the results of the subsidiary are consolidated into the results of the Company. Mercer currently capitalizes the majority of the expenses and all of the interest related to the Stendal Project as it is classified as construction in progress. The construction costs of the Stendal Project will commence to depreciate when the Stendal Project is completed and commences its commercial production. Minority interests on the balance sheet represent the share capital contribution from the minority shareholders, adjusted for their proportionate share of income and loss.

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

NOTE  6.     Transactions  with  Related  or  Certain  Other  Parties

A trustee and former Chief Financial Officer of the Company, became a Vice President of MFC Bancorp Ltd. ("MFC") in August 2003. As a result, MFC is considered to be a related party. Prior to June 1996, MFC was the Company's 92% owned subsidiary. In June 1996, the Company distributed shares of MFC to its shareholders by way of a special dividend-in-kind and spun off approximately 83% of the issued shares of MFC. Prior to the spin off, MFC provided and arranged for the majority of the Company's financial requirements. From time to time, the Company and MFC (and its affiliates) enter into certain arm's length transactions.

As  at  September  30,  2003:

i. The Company owes MFC and its affiliates E37.2 million (including principal, fees and accrued interest) with respect to a bridge loan arranged by a Swiss banking subsidiary of


FORM 10-Q
QUARTERLY REPORT - PAGE 11

     MFC (of which the Company's Chairman, Chief Executive Officer ("CEO") and trustee is currently a non-executive director) as part of the financing for the Stendal Project. Subsequent to September 30, 2003, the Company repaid this bridge loan in full with proceeds from its offering of convertible senior subordinated notes (see Note 10);

ii. The Company owes MFC E7.7 million bearing interest at 6%, due April 2004, unsecured;

iii. The Company has a current trade receivable of E1.3 million from a subsidiary of MFC in connection with certain pulp sales made under normal market terms;

iv. The Company indirectly holds approximately 575,683 common shares of MFC, representing approximately 4.4% of the outstanding common shares of MFC; and

v. The Company has a loan receivable from a director of MFC in the amount of E0.2 million.

In December 2002, the Company contributed its 80% interest in Landqart to a limited partnership for a 49% interest therein (see Note 5). The other limited partner of the limited partnership is MFC and the general partner is wholly owned by Cade Struktur Corporation ("CSC"), a Canadian public company in which the Company owns an approximate 26% interest and MFC owns 25% of the issued and outstanding shares. The Company's CEO previously served as a director and officer of CSC, although at the time of the Landqart reorganization, the Company's CEO was neither an officer nor a director of CSC. MFC assists with purchases and sales for Landqart. In addition, from time to time, MFC assists with supplier arrangements for Landqart.

NOTE  7.     New  Accounting  Standards

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


FORM 10-Q
QUARTERLY REPORT - PAGE 12

FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the results of operations and financial condition of the Company.

NOTE  8.     Business  Segment  Information

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

Summarized financial information concerning the segments is shown in the following table:


                                                   PULP      PAPER      TOTAL
                                                 --------  ---------  ---------
                                                     (Euros in thousands)
Nine Months Ended September 30, 2003
------------------------------------
Sales to external customers                      E 92,418  E  42,517  E 134,935
Intersegment net sales                              2,178          -      2,178
Income (loss) from operations                        (650)       622        (28)
Segment profit                                      9,155      1,254     10,409

Reconciliation of profit:
 Total profit for reportable segments                                 E  10,409
 Elimination of intersegment profits                                      4,086
 Loss on derivative financial instruments,
   construction in progress financing, net                              (21,939)
 Impairment of available-for-sale securities                             (5,511)
 Unallocated amounts, other corporate expenses                           (4,491)
                                                                      ---------

   Consolidated loss before income taxes and
      minority interest                                               E (17,446)
                                                                      =========
The total assets for the Stendal pulp mill under
construction were E455,253 thousand and E223,386
thousand as at September 30, 2003 and December 31,
2002, respectively.

Nine Months Ended September 30, 2002
------------------------------------
Sales to external customers                      E 98,962  E  75,327  E 174,289
Intersegment net sales                              3,919          -      3,919
Income from operations                              8,047      1,341      9,388
Segment profit                                     10,659        133     10,792

Reconciliation of profit:
 Total profit for reportable segments                                 E  10,792
 Elimination of intersegment profits                                      1,295
 Loss on derivative financial instruments,
   construction in progress financing                                   (22,011)
 Unallocated amounts, other corporate expenses                           (5,522)
                                                                      ---------
   Consolidated loss before income taxes and
      minority interest                                               E (15,446)
                                                                      =========



FORM 10-Q
QUARTERLY REPORT - PAGE 13


                                                   PULP      PAPER      TOTAL
                                                 --------  ---------  ---------
                                                     (Euros in thousands)
Three Months Ended September 30, 2003
-------------------------------------
Sales to external customers                      E 30,004  E  13,657   E 43,661
Intersegment net sales                                633          -        633
Loss from operations                               (1,821)      (681)    (2,502)
Segment loss                                       (1,397)    (1,550)    (2,947)

Reconciliation of loss:
 Total loss for reportable segments                                    E (2,947)
 Elimination of intersegment profits                                        934
 Gain on derivative financial instruments,
    construction in progress financing, net                               6,005
 Unallocated amounts, other corporate expenses                           (1,208)
                                                                       --------

   Consolidated income before income taxes and
      minority interest                                                E  2,784
                                                                       ========



Three Months Ended September 30, 2002
-------------------------------------
Sales to external customers                      E 30,878  E  23,876  E  54,754
Intersegment net sales                                994          -        994
Income from operations                              2,473         11      2,484
Segment loss                                       (2,380)    (3,243)    (5,623)

Reconciliation of loss:
 Total loss for reportable segments                                   E  (5,623)
 Elimination of intersegment profits                                        462
 Loss on derivative financial instruments,
    construction in progress financing                                  (22,011)
 Unallocated amounts, other corporate expenses                           (1,441)
                                                                      ---------

   Consolidated loss before income taxes and
      minority interest                                               E (28,613)
                                                                      =========


NOTE  9.     Settlement  Expense

On August 5, 2003, the Company, Greenlight Capital, L.L.C. and Greenlight Capital, Inc. (collectively, "Greenlight") entered into a settlement agreement pursuant to which, among other things: (i) Greenlight agreed to terminate a proxy solicitation which it had commenced; (ii) the Company issued options to acquire an aggregate of up to 375,000 shares of beneficial interest of the Company exercisable at a price of $4.53 per share expiring between September 22, 2003 and June 20, 2004, of which options to acquire 225,000 shares of beneficial interest were exercised on September 16, 2003; and (iii) the Company reimbursed Greenlight $250,000 for a portion of its costs and expenses of the solicitation. The Company used the Black-Scholes model to determine the fair value of these options. The Company recognized expenses aggregating approximately E0.6 million in connection with the settlement in the nine month and three month periods ended September 30, 2003.


FORM 10-Q
QUARTERLY REPORT - PAGE 14

NOTE  10.     Subsequent  Events

On October 10, 2003, the Company completed the sale of $82.5 million in aggregate principal amount of convertible senior subordinated notes due October 15, 2010. The notes bear interest at a rate of 8.5% per annum and are convertible into the Company's shares of beneficial interest at a conversion price of $7.75 per share. The notes were offered only to qualified institutional buyers in reliance on Rule 144A and to certain buyers outside of the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The net proceeds from the offering of approximately E76.1 million were used to repay in full the Company's indebtedness, including fees and accrued interest, under two bridge loan facilities aggregating approximately E65.9 million and the balance will be used for general corporate purposes, including working capital.

NOTE  11.     Accounts  Payable  And  Accrued  Expenses


                                              As at               As at
                                        September 30, 2003   December 31,2002
                                       --------------------  ----------------
                                                  (Euros in thousands)
Trade payables                             E   15,188            E  13,691
Derivative transactions                         1,524                2,303
Break up fee on bridge loans                    6,000                    -
Accounts payable and accrued expenses          22,259               16,872
                                           ----------            ---------
                                           E   44,971            E  32,866
                                           ==========            =========



NOTE  12.     Accounting  For  Derivatives

The Company enters into currency swaps, currency forward contracts, and interest rate derivative contracts relating to its Rosenthal pulp mill and interest rate swap agreements and currency forward contract relating to the Stendal pulp mill. Rosenthal has entered into currency swaps in connection with its long-term indebtedness relating to the conversion of the Rosenthal mill to the production of kraft pulp to convert the Euro-denominated debt obligations into U.S. dollars. Stendal has entered into interest rate swaps in connection with its long-term indebtedness relating to the Stendal Project to fix the interest rate thereunder. Rosenthal and Stendal also enter into currency forward contracts, forward rate agreements and interest rate cap agreements, as the case may be, to reduce or limit their exposure to interest rate and currency risks, or to augment their potential gains or to reduce their potential losses. The Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. Derivative instruments are measured at fair value at each reporting date. None of the Rosenthal and Stendal derivatives are designated hedges as defined in SFAS 133. Accordingly, any realized and unrealized gain or loss on the Company's derivatives are included in other income (loss) in the determination of the Company's net income (loss). Cumulative unrealized loss on derivatives is included in accounts payable and accrued expenses for Rosenthal and derivative financial instruments, construction in progress for Stendal, on the Company's consolidated balance sheet.

The Company is exposed to very modest credit-related risk relating to non-performance by counterparties to derivative contracts. However, the Company does not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.

NOTE  13.     RECLASSIFICATIONS

Certain prior period amounts in the interim period consolidated financial statements contained herein have been reclassified to conform to the current period's presentation.


FORM 10-Q
QUARTERLY REPORT - PAGE 15

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS

In this document: (i) unless the context otherwise requires, "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries;
(ii)  information is provided as of September 30, 2003, unless otherwise stated;
(iii) all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; (iv) "E" refers to Euros; and (v) a "tonne" is one metric ton or 2,204.6 pounds.

The following discussion and analysis of our results of operations and financial condition for the nine months and three months ended September 30, 2003 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

RESULTS  OF  OPERATIONS

We operate in the pulp and paper business and our operations are located primarily in Germany. Our manufacturing facilities are comprised of: (a) a northern bleached softwood kraft ("NBSK") pulp mill operated by our wholly-owned subsidiary, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), which produces softwood kraft pulp and has an annual production capacity of approximately 300,000 tonnes; (b) a "greenfield" project (the "Stendal project") to construct a new, state-of-the-art NBSK pulp mill, which is designed to have an annual production capacity of approximately 552,000 tonnes, near Stendal, Germany by our 63.6% owned subsidiary, Zellstoff Stendal GmbH ("Stendal"); and
(c) two paper mills located at Heidenau and Fahrbrucke, Germany (the "paper mills"), which produce specialty papers and printing and writing papers and have an aggregate annual production capacity of approximately 85,000 tonnes.

Total investment costs in respect of the Stendal project are estimated to be approximately E1.0 billion, the majority of which is being financed under a senior project finance facility (the "Stendal Loan Facility") in the amount of E828 million and arranged with Bayerische Hypo-und Vereinsbank AG. The construction of the Stendal mill commenced in August 2002 and is scheduled to be completed in the third quarter of 2004. Costs, including interest, in respect of the Stendal project are capitalized.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 16

Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp and paper prices. Historically kraft pulp and paper prices have been cyclical in nature. Kraft pulp prices, which had been at historically low levels between 1996 and 1999, rebounded in 2000 as a result of recoveries in Asian economies and a decline in capacity resulting from the shut-down of unprofitable or older mills requiring environmental upgrades. This contributed to tightening inventory levels and list prices increasing to an average of approximately $710 per tonne in the fourth quarter of 2000. However, the decline of North American and European economies in 2001 caused a sharp reduction in paper demand. As a result, producer inventories increased markedly and list price levels eroded to an average of approximately $460 per tonne in late 2001. List prices for kraft pulp averaged approximately $463 per tonne in 2002. Low producer inventories in early 2003 resulted in producers increasing list prices for kraft pulp in Europe to approximately $560 per tonne in April 2003. List prices fell during the seasonally weak summer months, and were approximately $510 per tonne in August 2003. Most producers, including ourselves, announced a $20 per tonne price increase for NBSK pulp for September 2003, which was largely implemented. Further price increases of $5 to $15 per tonne were implemented by most producers, including ourselves, in October 2003.

Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro exchange rate and in interest rates. Changes in such rates can impact both our operating results and certain derivatives Rosenthal and Stendal use to partially protect against the effect of such changes. Gains or losses on such derivatives are recorded in our earnings either as they are settled or as they are marked to market for each reporting period. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

While the majority of our sales are invoiced in Euros, pulp prices are generally based on a global industry benchmark price that is quoted in U.S. dollars. As a result, a weakening of the U.S. dollar against the Euro will generally reduce the amount of Euro revenues of our pulp operations. Most of our costs are incurred, and our debt obligations are predominantly denominated, in Euros and do not fluctuate with the U.S. dollar to Euro exchange rate. Thus, a weakening of the U.S. dollar against the Euro tends to reduce our sales revenue, gross profit and income from operations.

In order to partially protect against a weakening U.S. dollar, Rosenthal uses derivatives to swap its Euro denominated debt obligations to U.S. dollars (the "Rosenthal Currency Swaps"). Such derivatives effectively convert Rosenthal's loan obligations from Euros into U.S. dollars. Rosenthal's use of U.S. dollar currency derivatives has provided additional protection and augmented its earnings and cash flow during a weakening U.S. dollar environment. Primarily as a result of a weakening of the U.S. dollar versus the Euro, we recognized a net gain of E18.3 million and E3.7 million on the derivatives of Rosenthal, including certain interest rate derivatives, in the nine months and three months ended September 30, 2003, respectively.

Stendal, as required under its project financing, entered into variable-to-fixed rate swaps (the "Stendal Interest Rate Swap Agreements") to fix the interest rate for the full term of the Stendal Loan Facility. While such swaps effectively fix the interest cost on the Stendal Loan Facility and provide stability with respect to future interest payments, they have kept Stendal from benefiting from the general decline in interest rates in the later part of 2002 and the first half of 2003. These swaps are marked to market on a quarterly basis taking into account, among other things, all future payments and the yield curve. Declining interest rates in 2003 resulted in a non-cash holding loss of E22.5 million on such swaps in the nine months ended September 30, 2003. However, an increase in long-term European interest rates over the third quarter of 2003 resulted in a non-cash holding gain of


FORM 10-Q
QUARTERLY REPORT - PAGE 17

E5.4 million on such swaps in the three months ended September 30, 2003. Stendal also entered into a currency forward contract in connection with the Stendal Loan Facility in the third quarter of 2003. This derivative instrument is also marked to market on a quarterly basis. Primarily as a result of the weakening of the U.S. dollar versus the Euro, a non-cash holding gain of E0.6 million on such currency forward contract was recognized for both the nine and three month periods ended September 30, 2003.

In the quarter ended September 30, 2003, interest rate trends have partially reversed and the Euro to U.S. dollar exchange rate fluctuated. If the U.S. dollar strengthens against the Euro, unless we settle the Rosenthal Currency Swaps, they may show a mark to market loss in future periods, although (assuming stable pulp prices) we would expect our operations to benefit from higher pulp pricing as the global U.S. dollar benchmark is translated into Euros.
Furthermore, if higher interest rates continue, the Stendal variable-to-fixed rate swaps may have a mark to market non-cash holding gain in future periods, which may be offset in part by higher interest rates payable on Rosenthal's debt obligations. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Selected sales data for the nine months ended September 30, 2003 and 2002 is as follows:


                                         Nine Months Ended September 30,
                                         -------------------------------
                                            2003                 2002
                                         ----------           ----------
                                                   (unaudited)
                                               (Euros in thousands)
REVENUES BY PRODUCT CLASS
Pulp(1)                                  E   92,418           E   98,962
Papers
 Specialty papers(2)                         30,185               60,816
 Printing papers                             12,332               14,511
                                         ----------           ----------
   Total papers                              42,517               75,327
                                         ==========           ==========
Total(1)                                 E  134,935           E  174,289
                                         ==========           ==========

REVENUES BY GEOGRAPHIC AREA
Germany                                  E   60,596           E   70,178
European Union(3)                            56,555               56,967
Eastern Europe and Other                     17,784               47,144
                                         ----------           ----------
Total(1)                                 E  134,935           E  174,289
                                         ==========           ==========

SALES VOLUME BY PRODUCT CLASS                        (tonnes)
Pulp(1)                                     221,926              217,555
Papers
 Specialty papers(2)                         30,420               47,135
 Printing papers                             16,568               17,922
                                         ----------           ----------
   Total papers                              46,988               65,057
                                         ----------           ----------
Total(1)                                    268,914              282,612
                                         ==========           ==========


________
(1) Excluding intercompany sales volumes of 5,166 and 8,528 tonnes of pulp and intercompany net sales revenues of approximately E2.2 million and E3.9 million in the nine months ended September 30, 2003 and 2002, respectively.
(2) As of December 31, 2002, our interest in Landqart AG is no longer consolidated and is included in our financial results on an equity basis. Accordingly, sales from the Landqart specialty paper mill are not included in our results for the nine months ended September 30, 2003, but are included for the nine months ended September 30, 2002. The Landqart specialty paper mill sold approximately 13,597 tonnes for approximately E30.4 million in the nine months ended September 30, 2002.
(3)  Not  including  Germany.

In the nine months ended September 30, 2003, total revenues decreased to E144.1 million from E183.0 million in the nine months ended September 30, 2002, primarily as the current period does not include the revenues of the Landqart specialty paper mill. We reorganized our interest in


FORM 10-Q
QUARTERLY REPORT - PAGE 18

Landqart AG ("Landqart") in December 2002 and now account for it under the equity method. Primarily as a result thereof, pulp and paper revenues decreased to E134.9 million in the current period from E174.3 million in the comparative period in 2002.

Cost of pulp and paper sales in the nine months ended September 30, 2003 decreased to E131.8 million from E152.3 million in the nine months ended September 30, 2002, primarily as a result of the deconsolidation of Landqart.

Pulp sales in the current period were E92.4 million, compared to E99.0 million in the comparative period of 2002. U.S. dollar denominated list pulp price increases were more than offset by a 16.8% decline in the U.S. dollar against the Euro in the current period versus the comparative period last year. Average list prices for NBSK pulp in Europe, which were approximately E420 ($440) per tonne at the end of 2002, improved to approximately E441 ($480) per tonne in the first quarter of 2003 and approximately E484 ($550) per tonne in the second quarter of 2003, and were approximately E444 ($500) per tonne in the third quarter of 2003. Our pulp sales realizations were E416 per tonne on average in the current period, compared to E455 per tonne in the first nine months of 2002. Pulp sales by volume increased to 221,926 tonnes in the current period from 217,555 tonnes in the comparative period of 2002.

Cost of sales and general, administrative and other expenses for the pulp operations were E101.1 million for the nine months ended September 30, 2003, compared to E98.8 million for the nine months ended September 30, 2002. On average, fiber costs for pulp production increased marginally to E179 per tonne in the current period from E178 per tonne in the nine months ended September 30, 2002. Depreciation within the pulp segment was E16.6 million in the current period, compared to E16.2 million in the comparative period of 2002.

Our pulp operations generated an operating loss of E0.7 million in the nine months ended September 30, 2003, compared to operating income of E8.0 million in the nine months ended September 30, 2002.

Results for our paper segment during the current period reflect the aforementioned exclusion of the results from the Landqart specialty paper mill, which were included in the results for the nine months ended September 30, 2002. Paper sales in the current period decreased to E42.5 million from E75.3 million in the comparative period in 2002. Sales of specialty papers in the nine months ended September 30, 2003 decreased to E30.2 million from E60.8 million in the nine months ended September 30, 2002. Total paper sales volumes decreased to 46,988 tonnes in the nine months ended September 30, 2003 from 65,057 tonnes in the nine months ended September 30, 2002. On average, prices for specialty papers realized in the nine months ended September 30, 2003 decreased by approximately 23.1% as our product mix changed upon the deconsolidation of the Landqart mill, and for printing papers decreased by approximately 8.1%, compared to the nine months ended September 30, 2002.

Cost of sales and general, administrative and other expenses for the paper operations decreased to E42.8 million in the current period from E75.0 million in the comparative period of 2002 as a result of lower paper sales. Paper segment depreciation decreased to E1.5 million in the nine months ended September 30, 2003 from E4.0 million in the prior period.

Our paper operations generated operating income of E0.6 million in the nine months ended September 30, 2003, compared to E1.3 million in the nine months ended September 30, 2002.

Consolidated general and administrative expenses decreased to E13.0 million in the nine months ended September 30, 2003 from E20.4 million in the nine months ended September 30, 2002,


FORM 10-Q
QUARTERLY REPORT - PAGE 19
primarily as a result of the exclusion of the results of the Landqart mill and a decrease in professional fees in the current period.

For the nine months ended September 30, 2003, we reported a loss from operations of E3.1 million, compared to income from operations of E6.6 million in the comparative period of 2002. Interest expense (excluding capitalized interest of E12.5 million in respect of the Stendal project) in the current period decreased to E6.9 million from E10.8 million in the comparative period of 2002, primarily as a result of lower borrowing costs and lower indebtedness for our operating units. During the current period, we made principal repayments of E12.7 million in respect of the indebtedness of the Rosenthal NBSK pulp mill.

Pursuant to the Stendal Loan Facility, Stendal entered into the Stendal Interest Rate Swap Agreements for the full term of the facility to manage the risk exposure with respect to an aggregate maximum amount of approximately E612.6 million of the principal amount of the Stendal Loan Facility. Under these swaps, Stendal pays a fixed rate and receives a floating rate with respect to interest payments calculated on a notional amount. These swaps manage the exposure to variable cash flow risk from the variable interest payments under the Stendal Loan Facility. Stendal also entered into a currency forward contract in connection with the Stendal Loan Facility in the third quarter of 2003. These derivative instruments are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for such period. A holding loss of E22.5 million and a holding gain of E0.6 million before minority interests was recognized in respect of these swaps and currency forward, respectively, for the nine months ended September 30, 2003. A holding loss of E22.0 million before minority interests was recognized in respect of the swaps in the nine months ended September 30, 2002. We determine market valuations based primarily upon values provided by our counterparties.

In addition, Rosenthal has entered into the Rosenthal Currency Swaps to manage its exposure with respect to an aggregate amount of approximately E192.2 million of the principal long-term indebtedness of the Rosenthal mill (the "Rosenthal Loan Facility"). Rosenthal has also entered into currency forward contracts, forward interest rate and interest cap contracts in connection with certain indebtedness relating to the Rosenthal mill. These derivative instruments are also marked to market at the end of each reporting period, and all gains and losses are recognized in earnings for such period. In the nine months ended September 30, 2003, we recognized a net gain of E18.3 million from these derivative contracts, compared to E10.9 million in the prior period.

Minority interest in the nine months ended September 30, 2003 amounted to E8.5 million and represented the proportion of the loss of the Stendal project allocated to the two minority shareholders of Stendal. Minority interest in the nine months ended September 30, 2002 amounted to E8.0 million.

Our results for the nine months ended September 30, 2003 include an adjustment of E5.5 million for the non-cash aggregate pre-tax earnings impact of other-than-temporary impairment losses on certain of our available-for-sale securities. This adjustment was recorded in other income (expense) in our consolidated statement of operations. This adjustment did not affect our shareholders' equity since all of our available-for-sale securities are marked to market on a quarterly basis and unrealized gains or losses are reported through the statement of comprehensive income in our financial statements and recorded in other comprehensive income (loss) within shareholders' equity on our balance sheet. Such unrealized gains or losses, the cost base and the current marked to market value of our available-for-sale securities are further described in the notes to our annual financial statements. These are legacy investments and are unrelated to our pulp and paper operations.


FORM 10-Q
QUARTERLY REPORT - PAGE 20

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

For the nine months ended September 30, 2003, we reported a net loss of E9.2 million, or E0.54 per share on a basic and diluted basis, compared to a net loss of E7.4 million, or E0.44 per share on a basic and diluted basis, in the nine months ended September 30, 2002.

As the Stendal project is currently under construction and because of its overall size relative to our other facilities, management uses consolidated operating results excluding derivative items relating to the Stendal project to measure the performance and results of our operating units. Management believes this measure provides meaningful information for it and securityholders on the performance of our operating facilities for a reporting period. Upon commencement of commercial production, the Stendal project will be evaluated with our other operating units. For the nine months ended September 30, 2003, we reported a net loss of E9.2 million or E0.54 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of E22.5 million on the Stendal Interest Rate Swap Agreements to, and subtracting the gain on the currency forward relating to the Stendal Loan Facility of E0.6 million and minority interest of E8.5 million from, the reported net loss of E9.2 million, we would have reported net income of E4.3 million or E0.25 per share on a diluted basis. For the nine months ended September 30, 2002, we reported a net loss of E7.4 million or E0.44 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of E22.0 million on the Stendal Interest Rate Swap Agreements to, and subtracting minority interests of E8.0 million from, the reported net loss of E7.4 million, we would have reported net income of E6.6 million or E0.39 per share on a diluted basis. This measure has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles ("GAAP").

We generated operating earnings before interest, taxes, depreciation and amortization ("Operating EBITDA") of E15.1 million in the current period, compared to Operating EBITDA of E26.9 million in the comparative period of 2002. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization. Operating EBITDA is calculated by adding depreciation and amortization of E18.1 million and E20.2 million to the loss from operations of E3.1 million and income from operations of E6.6 million for each of the nine months ended September 30, 2003 and 2002, respectively. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense is not an actual cash cost, and varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance. Operating
EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of


FORM 10-Q
QUARTERLY REPORT - PAGE 21
financial performance under accounting principles generally accepted in the United States, and should not be considered as an alternative to net income
(loss) or income (loss) from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: (i) Operating EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Operating EBITDA does not reflect changes in, or cash requirements for, working capital needs; and (iii) Operating EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt. Because of these limitations, operating EBITDA should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA as calculated by other companies.

The following table provides a reconciliation of net loss to (loss) income from operations and Operating EBITDA for the periods indicated:


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                 2003                 2002
                                              ----------           ----------
                                                        (unaudited)
                                                   (Euros in thousands)
Net loss, per income statement                E   (9,173)          E   (7,441)
 Less:  Minority interest                         (8,499)              (8,016)
 Add:  Income taxes                                  226                   11
     Total other expense                          14,395               22,071
                                              ----------           ----------
(Loss) income from operations                     (3,051)               6,625
 Add:  Depreciation and amortization              18,135               20,231
                                              ----------           ----------
Operating EBITDA                              E   15,084           E   26,856
                                              ==========           ==========



FORM 10-Q
QUARTERLY REPORT - PAGE 22

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Selected sales data for the three months ended September 30, 2003 and 2002 is as follows:


                                         Three Months Ended September 30,
                                         --------------------------------
                                            2003                 2002
                                         ----------           ----------
                                                   (unaudited)
                                               (Euros in thousands)
REVENUES BY PRODUCT CLASS
Pulp(1)                                  E   30,004           E   30,878
Papers
 Specialty papers(2)                          8,610               19,830
 Printing papers                              5,047                4,046
                                         ----------           ----------
   Total papers                              13,657               23,876
                                         ==========           ==========
Total(1)                                 E   43,661           E   54,754
                                         ==========           ==========

REVENUES BY GEOGRAPHIC AREA
Germany                                  E   19,682           E   23,253
European Union(3)                            18,493               16,797
Eastern Europe and Other                      5,486               14,704
                                         ----------           ----------
Total(1)                                 E   43,661           E   54,754
                                         ==========           ==========

SALES VOLUME BY PRODUCT CLASS.                           (tonnes)
Pulp(1)                                      73,747               67,757
Papers
 Specialty papers(2)                          8,745               15,265
 Printing papers                              7,234                5,715
                                         ----------           ----------
   Total papers                              15,979               20,980
                                         ----------           ----------
Total(1)                                     89,726               88,737
                                         ==========           ==========

________
(1) Excluding intercompany sales volumes of 1,555 and 2,158 tonnes of pulp and intercompany net sales revenues of approximately E0.6 million and E1.0 million in the three months ended September 30, 2003 and 2002, respectively.
(2) As of December 31, 2002, our interest in Landqart AG is no longer consolidated and is included in our financial results on an equity basis. Accordingly, sales from the Landqart specialty paper mill are not included in our results for the three months ended September 30, 2003, but are included for the three months ended September 30, 2002. The Landqart specialty paper mill sold approximately 4,537 tonnes for approximately E9.8 million in the three months ended September 30, 2002.
(3)  Not  including  Germany.

In the three months ended September 30, 2003, total revenues decreased to E45.8 million from E56.9 million in the three months ended September 30, 2002, primarily as the current period does not include the revenues of the Landqart specialty paper mill. Primarily as a result thereof, pulp and paper revenues decreased to E43.7 million in the current period from E54.8 million in the comparative period in 2002.

Cost of pulp and paper sales in the three months ended September 30, 2003 decreased to E45.4 million from E47.7 million in the three months ended September 30, 2002, primarily as a result of the deconsolidation of Landqart.

Pulp sales in the current period were E30.0 million, compared to E31.0 million in the second quarter of 2003, E31.4 million in the first quarter of 2003 and E30.9 million in the comparative period of 2002. U.S. dollar denominated list pulp price increases were more than offset by a 12.6% decline in the U.S. dollar against the Euro for the current period versus the comparative period last year. Average list prices for NBSK pulp in Europe, which were approximately E486 ($480) per tonne at the end of the third quarter of 2002 and approximately E420 ($440) per tonne at the end of 2002, were approximately E444 ($500) per tonne in the current period. Our pulp sales realizations were


FORM 10-Q
QUARTERLY REPORT - PAGE 23

E407 per tonne on average in the current period, compared to E445 per tonne in the second quarter of 2003, E400 per tonne in the first quarter of 2003 and E456 per tonne in the third quarter of 2002. Pulp sales by volume were 73,747 tonnes in the current period, compared to 69,700 tonnes in the second quarter of 2003, 78,479 tonnes in the first quarter of 2003 and 67,757 tonnes in the comparative period of 2002.

Cost of sales and general, administrative and other expenses for the pulp operations were E33.6 million for the three months ended September 30, 2003, compared to E29.9 million in the three months ended September 30, 2002. On average, per tonne fiber costs for pulp production decreased by approximately 1.7% and 5.4% compared to the three months ended June 30, 2003 and March 31, 2003, respectively, and by approximately 1.1% compared to the three months ended September 30, 2002. Fiber costs amounted to approximately E174 per tonne in the current period, compared to E176 per tonne in the third quarter of 2002. Depreciation within the pulp segment was E5.7 million in the current period, compared to E5.4 million in the comparative period of 2002.

Our pulp operations generated an operating loss of E1.8 million in the three months ended September 30, 2003, compared to operating income of E2.6 million in the three months ended June 30, 2003, an operating loss of E1.4 million in the three months ended March 31, 2003 and operating income of E2.5 million in the three months ended September 30, 2002.

Results for our paper segment during the current period exclude the results from the Landqart specialty paper mill, which were included in the results for the three months ended September 30, 2002. Paper sales in the current period decreased to E13.7 million from E23.9 million in the comparative period in 2002. Sales of specialty papers in the three months ended September 30, 2003 decreased to E8.6 million from E19.8 million in the three months ended September 30, 2002. Total paper sales volumes decreased to 15,979 tonnes in the three months ended September 30, 2003 from 20,980 tonnes in the three months ended September 30, 2002. On average, prices for specialty papers realized in the three months ended September 30, 2003 decreased by approximately 24.2% as our product mix changed upon the deconsolidation of the Landqart mill, and for printing papers decreased by approximately 1.5%, compared to the three months ended September 30, 2002.

Cost of sales and general, administrative and other expenses for our paper operations decreased to E14.7 million in the current period from E24.3 million in the comparative period of 2002 as a result of lower paper sales. Paper segment depreciation decreased to E0.6 million in the three months ended September 30, 2003 from E1.3 million in the prior period.

Our paper operations generated an operating loss of E0.7 million in the three months ended September 30, 2003, compared with operating income of E11,000 in the comparative period of 2002.

Consolidated general and administrative expenses decreased to E4.2 million in the three months ended September 30, 2003 from E6.0 million in the three months ended September 30, 2002, primarily as a result of the exclusion of the results of the Landqart mill and a decrease in professional fees in the three months ended September 30, 2003.

For the three months ended September 30, 2003, we reported a loss from operations of E4.3 million, compared to income from operations of E2.0 million in the comparative period of 2002. Interest expense (excluding capitalized interest of E5.3 million in respect of the Stendal project) in the current period decreased to E2.2 million from E2.7 million in the comparative period of 2002, primarily as a result of lower borrowing costs and lower indebtedness for our operating units.


FORM 10-Q
QUARTERLY REPORT - PAGE 24

In the current quarter, a non-cash holding gain of E5.4 million before minority interests was recognized in respect of the Stendal Interest Rate Swap Agreements, compared to recognizing a holding loss of E22.0 million in the prior period in respect of these swaps. Stendal also entered into a currency forward contract in connection with the Stendal Loan Facility in the current quarter. A holding gain of E0.6 million before minority interests was recognized in respect of the currency forward contract in the current quarter. In addition, in the three months ended September 30, 2003, we recognized a net gain of E3.7 million from the Rosenthal Currency Swaps, and currency forward contracts, forward interest rate and interest cap contracts in connection with certain indebtedness relating to the Rosenthal mill, compared to recognizing a net loss of E4.0 million in the prior period in respect thereof.

Minority interest in the three months ended September 30, 2003 amounted to E(1.9) million and represented the proportion of the gain from the Stendal project allocated to the two minority shareholders of Stendal. Minority interest in the three months ended September 30, 2002 amounted to E8.0 million.

For the three months ended September 30, 2003, we reported net income of E0.9 million, or E0.05 per share on a basic and diluted basis, compared to a net loss of E20.6 million, or E1.23 per share on a basic and diluted basis, in the three months ended September 30, 2002.

As the Stendal project is currently under construction and because of its overall size relative to our other facilities, management uses consolidated operating results excluding derivative items relating to the Stendal project to measure the performance and results of our operating units. Management believes this measure provides meaningful information for it and securityholders on the performance of our operating facilities for a reporting period. Upon commencement of commercial production, the Stendal project will be evaluated with our other operating units. For the three months ended September 30, 2003, we reported net income of E0.9 million or E0.05 per share on a diluted basis. If we had excluded items relating to the Stendal project by subtracting the gain on the Stendal Interest Rate Swap Agreements of E5.4 million and currency forward relating to the Stendal Loan Facility of E0.6 million from, and adding minority interest of E1.9 million to, the reported net income of E0.9 million, we would have reported a net loss of E3.2 million or E0.19 per share on a diluted basis. For the three months ended September 30, 2002, we reported a net loss of E20.6 million or E1.23 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss on the Stendal Interest Rate Swap Agreements of E22.0 million to, and subtracting the minority interests of E8.0 million from, the reported net loss of E20.6 million, we would have reported a net loss of E6.6 million or E0.39 per share on a diluted basis. This measure has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results as reported under GAAP.

We generated Operating EBITDA of E2.0 million in the current quarter, compared to an Operating EBITDA of E7.7 million in the second quarter of 2003, Operating EBITDA of E5.5 million in the first quarter of 2003 and Operating EBITDA of E8.7 million in the comparative quarter of 2002. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See "Results of Operations - Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002" above for additional information.


FORM 10-Q
QUARTERLY REPORT - PAGE 25

The following table provides a reconciliation of net income (loss) to (loss) income from operations and Operating EBITDA for the periods indicated:


                                              Three Months Ended September 30,
                                              --------------------------------
                                                 2003                 2002
                                              ----------           ----------
                                                        (unaudited)
                                                   (Euros in thousands)
Net income (loss), per income statement       E      876           E  (20,597)
 Add (less):  Minority interest                    1,880               (8,016)
              Income taxes                            28                    -
              Other (income) or expense           (7,084)              30,578
                                              ----------           ----------
(Loss) income from operations                     (4,300)               1,965
 Add:  Depreciation and amortization               6,254                6,742
                                              ----------           ----------
Operating EBITDA                              E    1,954           E    8,707
                                              ==========           ==========


STENDAL  PROJECT  STATUS

We are implementing the Stendal project, which is a "greenfield" project to construct a new state-of-the-art NBSK pulp mill. The mill will have an annual production capacity of approximately 552,000 tonnes and will be located near the town of Stendal in Germany. As at September 30, 2003, progress on the Stendal project was substantially on schedule and there were no significant deviations from the project budget. At September 30, 2003, the project was approximately 83% completed and approximately 97% of the total engineering was finished. In addition, approximately 85% of the civil works was completed. Progress was made in a number of areas including the erection of the recovery boiler and power boiler, the assembly and installation of evaporation units, the erection of the main equipment for the recausticizing plant and the installation of the fiberline wash presses. In addition, a debarking drum was shipped to the site and lifted into position. Progress was also made in connection with the construction of the infrastructure of the mill site including power, gas and road connections. Power was connected to the mill site and a temporary rail connection to the mill site was available at the end of October 2003, and the gas connection to the site is expected to be completed around the end of December 2003.

At the end of September 2003, Stendal employed 69 people, most of whom are part of the management organization charged with supervising the implementation and completion of the Stendal project.

During the third quarter, many key positions were filled in respect of the Stendal project, including for the production and maintenance management and wood procurement and logistics operations, as well as the recovery, power and effluent plants. In addition, a number of operating personnel for the mill were hired and training of personnel in connection with the operation of the mill was commenced. A number of key positions are expected to be filled in the fourth quarter of 2003 and first quarter of 2004, including in the areas of purchasing, sales, and technology and customer support.


FORM 10-Q
QUARTERLY REPORT - PAGE 26

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is a summary of selected financial information for the periods indicated:


                                              As at               As at
                                        September 30, 2003   December 31,2002
                                       --------------------  ----------------
                                                      (unaudited)
                                                  (Euros in thousands)
FINANCIAL POSITION
Working capital                        E  (58,049)           E   6,328
Properties                                649,780              441,990
Total assets(1)                           828,758              599,750
Long-term debt(2)                         476,126              351,878
Shareholders' equity                      125,983              124,969

___________
(1) Includes approximately E404.3 million and E186.9 million related to properties construction in progress at the site of the Stendal mill as at September 30, 2003 and December 31, 2002, respectively.
(2) Includes approximately E287.4 million and E146.5 million related to construction in progress at the site of the Stendal mill as at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003, our cash and cash equivalents were E17.6 million, compared to E30.3 million at the end of 2002. We also had E8.4 million of cash restricted to pay construction in progress costs payable and E19.1 million of cash restricted in a debt service account, both relating to the Stendal project. In addition, we had E21.2 million of cash restricted in a debt service account relating to the Rosenthal mill. Short-term trading securities were E0.5 million at September 30, 2003, compared to E0.3 million at December 31, 2002. We had a working capital deficit of E58.0 million (including Stendal construction costs payable of E57.8 million and bridge financing and related expenses of E56.5 million) at September 30, 2003, compared to working capital of E6.3 million at December 31, 2002. The change in our working capital position is primarily attributable to an increase in Stendal construction costs payable for which we had not drawn down funds under the Stendal Loan Facility as at September 30, 2003 and the reclassification of one of our bridge loans in the principal amount of E30 million from long-term to current liabilities. The Stendal construction costs payable will be paid from the Stendal Loan Facility in the ordinary course. The bridge loans and related amounts were repaid on October 10, 2003. See "Certain Relationships" below.

On October 10, 2003, we completed the sale of $82.5 million in aggregate principal amount of convertible senior subordinated notes due October 15, 2010. The notes bear interest at a rate of 8.5% per annum and are convertible into our shares of beneficial interest at a conversion price of $7.75 per share. The net proceeds from the offering of approximately E76.1 million were used to repay in full our indebtedness, including fees and accrued interest, under two bridge loan facilities aggregating approximately E65.9 million and the balance will be used for general corporate purposes, including working capital.

We expect to continue to generate sufficient cash flow from operations to pay our interest and debt service expenses and meet the working and maintenance capital requirements for our current operations. We currently do not have any revolving credit facilities. From time to time, we have entered into project specific credit facilities to finance capital projects and expect to continue to do so, subject to availability. We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses incurred during start-up, through shareholder advances already made to Stendal and the Stendal Loan Facility, which includes a revolving line of credit for the mill, and, when operational, cash flow from operations.


FORM 10-Q
QUARTERLY REPORT - PAGE 27

OPERATING  ACTIVITIES

Operating activities in the nine months ended September 30, 2003 provided cash of E6.9 million, compared to E24.0 million in the nine months ended September 30, 2002. Net changes in trading securities used cash of E0.2 million in the nine months ended September 30, 2003, compared to providing cash of E4.0 million in the nine months ended September 30, 2002. An increase in receivables in the current period used cash of E8.1 million, compared to a decrease in the same providing cash of E5.6 million in the nine months ended September 30, 2002. An increase in cumulative unrealized gains on derivatives used cash of E18.3 million in the current period, compared to a decrease in the same providing cash of E0.1 million in the comparative period in 2002. An increase in inventories used cash of E6.6 million in the current period, compared to E0.7 million in the comparable period of 2002. An increase in accounts payable and accrued expenses provided cash of E11.5 million in the nine months ended September 30, 2003, compared to a decrease in the same using cash of E12.4 million in the nine months ended September 30, 2002.

INVESTING  ACTIVITIES

Investing activities in the nine months ended September 30, 2003 used cash of E225.9 million, primarily as a result of the acquisition of properties, net of investment grants received, of which E217.9 million was attributable to the Stendal project, compared to E155.0 million in the nine months ended September 30, 2002, of which E145.9 million was attributable to the Stendal project.

We have applied for investment grants from the federal and state governments of Germany and have claims of E62.6 million outstanding as of September 30, 2003. We expect to receive the full amount of our currently outstanding claims within 12 months. We have received investment grants totaling E66.2 million with respect to the Stendal project in the nine months ended September 30, 2003. In accordance with our accounting policies, we do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them.

Our paper mills have or will have to replace certain equipment that was damaged as a result of flooding in parts of Germany and other eastern European countries during the third quarter of 2002. The aggregate equipment costs are estimated to be approximately E3.3 million, of which approximately E1.6 million was incurred in the nine months ended September 30, 2003. We have applied for German government grants and for assistance under special credit programs instituted by the German government for flooding victims in connection with these and other related costs. As at September 30, 2003, we had received approximately E3.4 million of such grants, of which E1.8 million was recognized as income in the current period and the balance has either been deferred or deducted from the cost of property acquired. Although we have received approval for the full amount of the grants and assistance applied for, there can be no assurance that we will receive any unpaid amounts of such grants and assistance.

FINANCING  ACTIVITIES

Financing  activities  provided  cash of E206.2 million in the nine months ended
September 30, 2003. A net increase in indebtedness, primarily related to the Stendal project, provided cash of E186.9 million and an increase in restricted cash used cash of E0.5 million in the current period. We made principal repayments of E12.7 million in connection with the Rosenthal Loan Facility in the nine months ended September 30, 2003. The issuance of shares in connection with the exercise of options provided cash of E0.9 million in the current period. Financing activities provided cash of


FORM 10-Q
QUARTERLY REPORT - PAGE 28

E142.7 million in the nine months ended September 30, 2002, primarily as a result of a net increase in indebtedness relating to the Stendal project.

In 2003, our paper operations secured two term credit facilities aggregating approximately E2.5 million, which facilities along with certain government grants are being utilized to repair flooding damage suffered by the mills in 2002. One facility totaling approximately E1.0 million matures on June 30, 2009, bears interest at a rate of 2.65% per annum and is repayable in ten equal semi-annual installments. The other facility in the amount of approximately E1.5 million matures on June 30, 2013, bears interest at a rate of 2.65% per annum and is repayable in 15 equal semi-annual installments. Both facilities are guaranteed as to 80% thereof by a German governmental agency. An aggregate of approximately E1.8 million was utilized under these facilities as of September 30, 2003.

In addition, in 2003, our Fahrbrucke paper mill secured three credit facilities aggregating E5.5 million, which facilities along with certain government grants will be utilized to finance equipment and construction costs associated with expanding, adapting and improving the efficiency of the paper machine at the mill. This will also permit the mill to produce pre-impregnated decor paper. Two of the facilities aggregating E3.5 million mature on December 30, 2012 and bear interest at rates between 4.15% and 4.3% per annum and are repayable in 16 equal semi-annual installments. The other facility in the amount of E2.0 million matures on March 31, 2009 and bears interest at a rate equal to the three-month Euribor rate plus 1.75% per annum and is repayable in 16 equal quarterly installments. All three facilities are guaranteed as to 80% thereof by a German state government. As at September 30, 2003, we had utilized approximately E2.5 million of such facilities.

Other than the agreements entered into by Stendal relating to the Stendal project, we had no material commitments to acquire assets or operating businesses at September 30, 2003. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, borrowing against our assets, the sale of debt and/or equity securities and/or asset sales.

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

In the nine months ended September 30, 2003, we reported a net E1.2 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to E4.7 million at September 30, 2003 from E3.5 million at December 31, 2002.

Based upon the average exchange rate for the nine months ended September 30, 2003, the U.S. dollar decreased by approximately 16.8% in value against the Euro compared to the same period in 2002.


FORM 10-Q
QUARTERLY REPORT - PAGE 29

CERTAIN  RELATIONSHIPS

As part of the financing for the Stendal project, we obtained a E15 million bridge loan from Babcock & Brown Investment Management Partners LP ("Babcock & Brown"), and a E30 million bridge loan arranged by a Swiss banking subsidiary of MFC Bancorp Ltd. ("MFC"), with variable interest rates and specified fees, which were repaid on October 10, 2003. Babcock & Brown was our advisor in connection with the overall financing arrangements for the Stendal project. MFC was our approximately 92% owned subsidiary until June 1996, when we spun-off approximately 83% of the issued shares of MFC to our shareholders by way of a special dividend-in-kind as, among other things, there were no significant synergies between our pulp and paper business and MFC's financial services business. Prior to the spin-off, MFC provided and arranged for the majority of our financial requirements. In addition to the bridge loan, we have other indebtedness to MFC in the amount of approximately E7.7 million which matures in April 2004.

We currently hold, directly and indirectly, approximately 575,683 common shares of MFC, representing approximately 4.4% of the outstanding common shares of MFC. Prior to our spin-off of MFC in 1996, Jimmy S.H. Lee, our Chairman, Chief Executive Officer and a trustee was also Chairman and Chief Executive Officer of MFC. Mr. Lee is currently a non-executive director of the Swiss banking subsidiary of MFC and he and members of his family, directly and indirectly, own approximately 2% of MFC's outstanding shares, which shares were in part acquired pursuant to the 1996 spin-off. Ian Rigg, a trustee and our former Chief Financial Officer, became a Vice President of MFC in August 2003.

We have in the course of our business entered into transactions and other arrangements with MFC and its affiliates. From time to time, our Rosenthal pulp mill sells pulp to a commodities trading subsidiary of MFC, both for its own account and as an agent for sales to certain parts of Europe. All such transactions are conducted on market terms on an arm's length basis as provided for in the Rosenthal project loan agreements.

In December 2002, we contributed our 80% interest in Landqart to a limited partnership in exchange for a 49% interest therein. The other limited partner of the limited partnership is MFC and the general partner is wholly-owned by Cade Struktur Corporation ("CSC"). CSC is a Canadian public company in which we own an approximate 26% interest and MFC owns 25% of CSC's issued and outstanding shares. Mr. Lee, our Chief Executive Officer, previously served as an officer and director of CSC from July 2001 to December 2002. During such time, Mr. Lee received no remuneration of any sort from CSC and did not have any ownership interest therein. At the time of the Landqart reorganization, Mr. Lee was neither an officer nor a director of CSC. MFC assists with purchases and sales for Landqart. In addition, from time to time, MFC assists with supplier arrangements for Landqart. Such arrangements are negotiated between Landqart and MFC. Mr. Lee is a director of Landqart.

Through a minority owned affiliate, MFC has an indirect minority interest in AIG Altmark Industrie AG, which is a 7% shareholder of Stendal.


FORM 10-Q
QUARTERLY REPORT - PAGE 30

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

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION

The statements in this report that are not based on historical facts are called "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the year ended December 31, 2002 and current reports on Form 8-K furnished on May 12, 2003 and September 15, 2003. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 31

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

Rosenthal has entered into the Rosenthal Currency Swaps in connection with our long-term indebtedness relating to the conversion of the Rosenthal mill to the production of kraft pulp. These derivatives have been contracted by Rosenthal using a dedicated credit line within the Rosenthal Loan Facility and assigned for this purpose, and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. As kraft pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal has entered into the Rosenthal Currency Swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under the Rosenthal Currency Swaps, Rosenthal effectively pays the principal and interest in U.S. dollars and at U.S. dollar borrowing rates. In the nine months ended September 30, 2003, Rosenthal entered into an additional Rosenthal Currency Swap for the notional amount of E124.2 million maturing on September 30, 2008.

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


FORM 10-Q
QUARTERLY REPORT - PAGE 32

In the third quarter of 2003, Stendal also entered into a currency forward contract for the notional amount of $10.0 million maturing in August 2004 to reduce or limit its exposure to currency risks and to augment its potential gains or reduce its potential losses.

For more information concerning market risk and our derivative instruments, see our annual report on Form 10-K for the year ended December 31, 2002 on file with the SEC and current report on Form 8-K dated September 15, 2003 furnished to the SEC.

ITEM  4.     CONTROLS  AND  PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. In addition, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


FORM 10-Q
QUARTERLY REPORT - PAGE 33

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.     LEGAL  PROCEEDINGS

We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On October 10, 2003, we completed the sale of $82.5 million in aggregate principal amount of convertible senior subordinated notes due October 15, 2010. The notes bear interest at a rate of 8.5% per annum and are convertible into our shares of beneficial interest at a conversion price of $7.75 per share, which is equal to a conversion rate of approximately 129 shares per $1,000 principal amount of the notes, subject to adjustment for certain customary anti-dilution matters. The notes were offered only to qualified institutional buyers in reliance on Rule 144A and to certain buyers outside of the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The notes were sold to RBC Dain Rauscher Inc., as the initial purchaser. The aggregate initial purchaser's discounts of the offering were approximately $3.4 million.

In connection with the sale of the notes, we amended our shareholder rights plan to provide that the determination of the percentage of outstanding shares of beneficial interest beneficially owned by a person, entity or group of associated persons shall be based upon the number of shares of beneficial interest outstanding as at the date of determination as if the then outstanding notes had been fully converted and to amend the percentage at which a person, entity or group of associated persons becomes an "acquiring person" as defined in the rights plan from 25 percent to 15 percent. See our Form 8-K dated October 15, 2003 on file with the SEC.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS

We held our annual meeting of shareholders on August 22, 2003. At the meeting, two Class III trustees were elected to our board of trustees, the appointment of Deloitte & Touche LLP as our independent auditors was ratified and our 2003 Non-Qualified Stock Option Plan was adopted.

The votes cast by shareholders at the meeting as to the election of trustees were as follows:


                                                     Abstentions and
                       Votes For     Votes Withheld  Broker Non-Votes
                       ---------     --------------  ----------------
Kenneth A. Shields     9,525,666          30,907             -
Guy W. Adams . . .     9,330,042         226,531             -


Jimmy S.H. Lee, C.S. Moon, William McCartney, R. Ian Rigg and Graeme Witts continued their respective terms as trustees.

In connection with the ratification of the appointment of Deloitte & Touche LLP as our independent auditors, shareholders cast 9,501,773 votes in favour of and 4,500 votes against the ratification of such appointment, and there were 50,300 abstentions and broker non-votes.

In connection with the approval of the adoption of our 2003 Non-Qualified Stock Option Plan, shareholders cast 7,112,181 votes in favour of and 2,424,084 votes against the adoption of such plan, and there were 20,308 abstentions and broker non-votes.


FORM 10-Q
QUARTERLY REPORT - PAGE 34

We also held a special meeting of shareholders on October 3, 2003 at which shareholder approval was sought and obtained for the issuance of up to 10,750,000 of our shares of beneficial interest upon the conversion of convertible senior subordinated notes that we proposed to issue in a private offering, subject to adjustment for customary anti-dilution matters, as described in our proxy statement dated September 22, 2003. At the special meeting, 9,109,861 shares were voted in favour of and 90,665 shares were voted against the proposal, and there were 3,001 abstentions and broker non-votes.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

     4.1 Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference to the Company's Form 8-K dated October 15, 2003, previously filed with the SEC.

     4.2 Registration Rights Agreement dated as of October 10, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference to the Company's Form 8-K dated October 15, 2003, previously filed with the SEC.

     4.3 First Amendment dated as of October 5, 2003 to the Rights Agreement dated as of August 20, 1993 between Mercer International Inc. and Computershare Trust Company of Canada. Incorporated by reference to the Company's Form 8-K dated August 6, 2003, previously filed with the SEC.

     4.4 Second Amendment dated as of October 10, 2003 to the Rights Agreement dated as of August 20, 1993 between Mercer International Inc. and Computershare Trust Company of Canada. Incorporated by reference to the Company's Form 8-K dated October 15, 2003, previously filed with the SEC.

     10.1 Purchase Agreement dated as of October 6, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc.

     10.2 Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference to the Company's Form 8-K dated August 11, 2003, previously filed with the SEC.

     10.3 Settlement Agreement dated as of August 5, 2003 among Mercer International Inc., Greenlight Capital, L.L.C. and Greenlight Capital, Inc. Incorporated by reference to the Company's Form 8-K dated August 6, 2003, previously filed with the SEC.

     31.1 Section  302  Certification  of  Chief  Executive  Officer

     31.2 Section  302  Certification  of  Chief  Financial  Officer

     32.1*  Section  906  Certification  of  Chief  Executive  Officer

     32.2*  Section  906  Certification  of  Chief  Financial  Officer
     ________________
     *  In  accordance  with  Release  33-8212  of  the  Commission,  these
     Certifications:  (i)  are "furnished" to the

FORM 10-Q
QUARTERLY REPORT - PAGE 35

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

(b)  REPORTS  ON  FORM  8-K

     The Company filed the following reports on Form 8-K with respect to the indicated items during the third quarter of 2003:

     Form  8-K  dated  July  16,  2003
       Item  4.  Changes  in  Registrant's  Certifying  Accountant

     Form  8-K  dated  August  6,  2003
       Item  5.  Other  Events  and  Regulation  FD  Disclosure
       Item  7.  Exhibits

    Form  8-K/A  dated  August  6,  2003
       Item  4.  Changes  in  Registrant's  Certifying  Accountant
       Item  7.  Exhibits

    Form  8-K  dated  August  11,  2003
       Item  5.  Other  Events  and  Regulation  FD  Disclosure
       Item  7.  Exhibits

    Form  8-K  dated  August  14,  2003
       Item  12.  Results  of  Operations  and  Financial  Condition
       Item  7.  Exhibits

    Form  8-K  dated  September  12,  2003
       Item  5.  Other  Events  and  Regulation  FD  Disclosure
       Item  7.  Exhibits

    Form  8-K  dated  September  15,  2003
       Item  9.  Regulation  FD  Disclosure

    Form  10-K  dated  October  6,  2003
       Item  5.  Other  Events  and  Regulation  FD  Disclosure
       Item  7.  Exhibits

    Form  8-K  dated  October  10,  2003
       Item  5.  Other  Events  and  Regulation  FD  Disclosure
       Item  7.  Exhibits

    Form  8-K  dated  October  15,  2003
       Item  5.  Other  Events  and  Regulation  FD  Disclosure
       Item  7.  Exhibits


FORM  10-Q
QUARTERLY  REPORT  -  PAGE  36

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MERCER  INTERNATIONAL  INC.


                                   By:  /s/  David M. Gandossi
                                      --------------------------
                                      David M. Gandossi
                                      Secretary and Chief Financial Officer


Date:  November  13,  2003


FORM 10-Q
QUARTERLY REPORT - PAGE 37