Form 10-K/A
period 2002-12-31
MERCER INTERNATIONAL INC
filed 2003-12-23
CIK 75659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)
                                   -----------

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

       14900 INTERURBAN AVENUE SOUTH, SUITE 282, SEATTLE, WA 98168
                             ADDRESS OF OFFICE

       Registrant's telephone number including area code: (206) 674-4639

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

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ National Market on such date, was approximately $75,093,300.

    As of September 30, 2003, the Registrant had 17,099,899 common shares of beneficial interest, $1.00 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INTRODUCTORY NOTE:

    This Amendment No. 1 to the Annual Report on Form 10-K for Mercer International Inc. for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 1, 2003, is being filed solely for the purpose of correcting certain appendices to Exhibit 10.16. Exhibit
10.16 was inadvertently filed as Exhibit 10.15 in the original Form 10-K with certain information omitted from the appendices. This Amendment No. 1 is being filed to amend Exhibit 10.16.

    This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

        10.14           Loan Agreement dated August 26, 2002 among Babcock & Brown
                          Investment Management Partners LP, Babcock & Brown
                          Investment Management Partners LP et. al. and Mercer
                          International Inc. Incorporated by reference from
                          Form 8-K dated September 10, 2002.
        10.15           Loan Agreement dated August 26, 2002 among MFC Merchant
                          Bank S.A., MFC Merchant Bank S.A. et. al. and Mercer
                          International Inc. Incorporated by reference from
                          Form 8-K dated September 10, 2002.
        10.16           Contract for the Engineering, Design, Procurement,
                          Construction, Erection and Start-Up of a Kraft Pulp Mill
                          between Zellstoff Stendal GmbH and RWE Industrie-
                          Losungen GmbH dated August 26, 2002. Certain non-public
                          information has been omitted from the appendices to
                          Exhibit 10.16 pursuant to a request for confidential
                          treatment filed with the SEC. Such non-public
                          information has been filed with the SEC on a
                          confidential basis.
        10.17           Purchase and Sale Agreement dated December 30, 2002 between
                          Equitable Industries Limited Partnership and Mercer
                          International Inc. relating to the sale of Landqart AG.
        10.18           Employment Agreement effective July 1, 2002 between ZPR
                          Zellstoff-und Papierfabrik Rosenthal Holding GmbH and
                          Maarten Reidel.
        10.19           Form of Trustee's Indemnity Agreement between Mercer
                          International Inc. and its Trustees.
        10.20           English Translation of Agreement between Zellstoff-und
                          Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein a.d.
                          Saale and Bayerische Hypo-und Vereinsbank AG dated
                          May 27, 2002.
        21              List of Subsidiaries of Registrant.
        23              Independent Auditors Consent.
        31.1            Certification by Chief Executive Officer Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2            Certification by Chief Financial Officer Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

     -----------------------------

      *  Filed in Form 10-K for prior years.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MERCER INTERNATIONAL INC.

                                By:      /s/ Jimmy S.H. Lee
                                    ------------------------------
                                    Jimmy S.H. Lee
                                    Chairman

Dated: December 23, 2003