Form 10-K
period 2003-12-31
MERCER INTERNATIONAL INC
filed 2004-03-15
CIK 75659

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File No.: 0-9409

MERCER INTERNATIONAL INC.

Exact name of Registrant as specified in its charter

Washington State or other jurisdiction of incorporation or organization	91-6087550 IRS Employer Identification No.

14900 Interurban Avenue South, Suite 282, Seattle, Washington, 98168
Address of Office

Registrant's telephone number including area code: (206) 674-4639

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Shares of beneficial interest, $1.00 par value
Preferred Stock Purchase Rights
Title of Class

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the voting stock on the Nasdaq National Market on such date, was approximately $75,093,300.

        As of March 10, 2004, the Registrant had 17,174,566 common shares of beneficial interest, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information that will be contained in the definitive proxy statement for the Registrant's annual meeting to be held in 2004 is incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

        This annual report contains "forward-looking statements". They can be identified by words such as "estimates", "projects", "scheduled", "anticipates", "expects", "intends", "plans", "will", "should", "believes", or their negatives or other comparable words. These statements are subject to a number of risks and uncertainties including the risks and uncertainties outlined under "Cautionary Statement Regarding Forward-Looking Information" in "Management's Discussion and Analysis of Financial Condition and Results of Operations", many of which are beyond our control. We wish to caution the reader that these forward-looking statements are only estimates or predictions, such as statements regarding:

  •
  development of our business;

  •
  demand and prices for our products; and

  •
  future capital expenditures.

        We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this annual report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual events or results may differ materially due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

  •
  our level of indebtedness;

  •
  the cyclical nature of our business;

  •
  our ability to fully implement our business plan with relation to the development and expansion of our operations as planned, including our Stendal mill under construction;

  •
  our exposure to interest rate and currency exchange rate fluctuations;

  •
  our use of derivatives;

  •
  fluctuations in the price and supply of our raw materials;

  •
  our ability to respond to increasing competition;

  •
  environmental legislation;

  •
  our ability to negotiate acceptable agreements with our employees;

  •
  our dependence upon key personnel; and

  •
  other regulatory, legislative and judicial developments,

any of which could cause actual results to vary materially from anticipated results.

        We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed below under "Cautionary Statement Regarding Forward-Looking Information" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

EXCHANGE RATES

        As of January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro, as a significant majority of our business transactions are originally denominated in Euros. Accordingly, our financial statements for the years ended December 31, 2002 and 2003 included in this annual report are stated in Euros and our financial statements and other financial information for prior periods included in this annual report have been restated in Euros. We translate non-euro denominated assets and liabilities at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period.

        The following table sets out exchange rates, based on the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") for the conversion of U.S. dollars to Euros in effect at the end of the following periods, the average exchange rates during these periods (based on daily Noon Buying Rates) and the range of high and low exchange rates for these periods:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(€/U.S.$)
End of period	0.7938	0.9536	1.1227	1.0646	0.9937
High for period	0.9652	1.1638	1.1945	1.2087	0.9984
Low for period	0.7938	0.9536	1.0487	0.9697	0.8422
Average for period	0.8838	1.0660	1.1219	1.0901	0.9430

        On March 10, 2004, the Noon Buying Rate for the conversion of U.S. dollars to Euros was €0.8179 per U.S. dollar.

PART I

ITEM 1.    BUSINESS

        In this document, please note the following:

  •
  references to "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise;

  •
  a "tonne" is one metric ton or 2,204.6 pounds;

  •
  information is provided as of December 31, 2003, unless otherwise stated;

  •
  all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; and

  •
  "€" refers to Euros; "CDN" refers to Canadian dollars; and "DM" refers to Deutschmarks, the lawful currency of Germany prior to the formal introduction of the Euro in 2002.

The Company

General

        Mercer is a business trust organized under the laws of the State of Washington in 1968. Under Washington law, shareholders of a business trust have the same limited liability as shareholders of a corporation.

        We operate in the pulp and paper business. Our operations are located primarily in Germany and we currently employ approximately 1,022 people.

        We own and operate a modern, efficient ISO 9002 certified pulp mill (the "Rosenthal mill") that produces northern bleached softwood kraft ("NBSK") pulp. It has an annual production capacity of approximately 300,000 tonnes. Located near Blankenstein, the mill is currently the only producer of market kraft pulp in Germany. Our existing pulp operations are conducted through Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG and its affiliates ("Rosenthal"), which are our wholly-owned subsidiaries.

        Our 63.6% owned project subsidiary, Zellstoff Stendal GmbH ("Stendal"), is implementing a "greenfield" project (the "Stendal project") to construct a new state-of-the-art single-line NBSK kraft pulp mill (the "Stendal mill"). The Stendal mill is designed to have an annual production capacity of approximately 552,000 tonnes and is under construction near the town of Stendal, Germany, approximately 300 kilometers north of the Rosenthal mill.

        We also own and operate two paper mills located at Heidenau and Fährbrücke, Germany (the "paper mills") that produce specialty papers and printing and writing papers. The paper mills, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 tonnes. Our paper operations are conducted through Dresden Papier GmbH and its affiliates ("Dresden"), which are our wholly-owned subsidiaries.

History and Development of Business

        We originally invested in various real estate assets with the intention of becoming a real estate investment trust, but in 1985 changed our operational direction to acquiring controlling interests in operating companies. We acquired our current pulp and paper operations beginning in 1993.

        Over the last five years, we have expended an aggregate of approximately €337.0 million on capital investments at our pulp and paper mills, not including the Stendal project, to increase production capacities, improve efficiencies, reduce effluent discharges and emissions and modernize the mills. Such capital investments were financed in large part through government guaranteed term financing and government grants of approximately €94.2 million. For more information about these grants, see "Business — Government Financing".

        In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity from approximately 160,000 tonnes to approximately 300,000 tonnes and reduced emissions and energy costs. The aggregate cost of the project was approximately €361.0 million.

        We completed financing arrangements and commenced construction of the Stendal mill in August 2002. We estimate that the Stendal project will cost approximately €1.0 billion and the Stendal mill is scheduled to be producing saleable kraft pulp in the third quarter of 2004. For more information about the Stendal project, see "Business — Stendal Pulp Mill Project and Financing".

        Commencing in 1998, we implemented a strategy to focus on our core operations and rationalize assets that either were not part of our core operations or did not provide the desired level of return. As a result, between 1998 and 2000, we took a charge of €17.9 million relating to our paper operations and sold four paper mills that produced packaging, carton and printing papers located at Greiz, Raschau, Trebsen and Hainsberg, Germany.

        The sale of these paper mills was the result of a strategic decision to withdraw from commodity paper grades produced principally from waste paper where we had little market share and, we believed, limited potential for long-term profitability. We continue to operate and upgrade the Heidenau and Fährbrücke paper mills as they principally produce niche products.

        We reorganized our interest in Landqart AG ("Landqart"), which owns a specialty paper mill in Switzerland, at the end of 2002 by transferring a 20% interest to a Swiss bank and exchanging the other 80% interest for an indirect 39% minority interest through a limited partnership on a non-cash basis. See "Business — Our Products — Paper" and "Certain Relationships".

Organizational Chart

        The following chart sets out our directly and indirectly owned principal operating subsidiaries, all of which are organized under the laws of Germany, and their principal activities:

(1)
The Stendal mill is under construction.

(2)
Managed and operated by Dresden.

Corporate Strategy

        Our corporate strategy is to create shareholder value within the context of a long-term, inclusive stakeholder approach. We expect to pursue focused expansion of our asset and earnings base through acquisitions primarily in Europe and North America and through organic growth. We seek to acquire interests in companies and assets in the pulp and paper industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach. We pursue organic growth through focused capital expenditures designed to produce a high return by increasing production, reducing costs and improving quality.

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

        The market value of pulp depends in part on the raw materials, or fiber, used in the production process. There are two primary species of wood used as fiber: softwood and hardwood. Softwood species generally have long, flexible fibers which add strength to paper, while fibers from species of hardwood contain shorter fibers which lend bulk and opacity. NBSK pulp, which is kraft pulp manufactured using species of northern softwood, is a premium grade because of its relative strength. It generally obtains the highest price relative to other kraft pulps. Southern bleached softwood kraft pulp is kraft pulp manufactured using southern softwood species and does not possess the strength found in NBSK pulp. NBSK pulp is the Rosenthal mill's, and will be the Stendal mill's, sole product.

        Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper related products.

Pulp Markets

        Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. Generally, more than 100 million tonnes annually of bleached pulp is converted into printing and writing papers, tissues, cartonboards and other white grades of paper and paperboard around the world. Approximately 55% of this pulp is produced for internal purposes by integrated paper and paperboard manufacturers, and approximately 45% is produced for sale on the open market. Although demand is cyclical and has weakened during the recent global economic slowdown, demand for bleached market pulp has been growing over the long-term at an average rate of approximately 3% annually worldwide and approximately 2% annually in Europe. The growth rate for demand for NBSK pulp reflects similar trends.

        Approximately 14 million tonnes of market pulp is consumed in Europe annually, of which approximately 6.3 million tonnes is comprised of NBSK pulp. Within Europe, Germany is the largest pulp market and consumes approximately five million tonnes of market pulp annually relying largely on imports from North America and Scandinavia. Approximately 35% of the market pulp consumed in Germany is NBSK grade.

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

        The consumption/capacity ratio was approximately 93% in 2003, 92% in 2002 and 90% in 2001. We expect the long lead time and significant capital investment required to bring new pulp mills on stream to limit growth in industry capacity in the next few years.

Kraft Pulp Pricing

        Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft list pulp prices. Kraft list pulp prices are quoted in U.S. dollars. Historically, kraft list pulp prices have been cyclical in nature. The average annual list prices for NBSK pulp between 1990 and 2003 ranged from a low of approximately $444 per tonne in 1993 to a high of approximately $875 per tonne in 1995.

        The 1995 price peak was followed by a steep decline as inventory levels for North American and Scandinavian ("Norscan") producers grew to over 2.5 million tonnes by early 1996. Norscan producers currently produce a majority of the market NBSK pulp sold in North America and Europe and inventory levels held by Norscan producers are considered an industry benchmark in determining industry inventory levels. Between 1996 and 1999, list pulp prices remained relatively low due in part to the Asian financial crisis which began in late 1997.

        Prices started to recover in 1999 due to a combination of factors including a recovery in the Asian economy, the shutdown of unprofitable mills or older mills in need of environmental upgrades and a decline in capacity expansion. This contributed to tightening inventory levels among Norscan producers, which fell to approximately 1.1 million tonnes in June 2000, resulting in list prices increasing to an average of approximately $710 per tonne in the fourth quarter of 2000. However, the decline of the American and major European economies in 2001 caused a sharp reduction in paper demand. As a result, Norscan pulp inventories rose to a high of approximately two million tonnes in early 2001 and list price levels eroded to an average of approximately $460 per tonne in late 2001. Norscan inventory levels ranged between approximately 1.3 million and 1.9 million tonnes in 2002, and list prices averaged approximately $463 per tonne in 2002. Although Norscan inventory levels remained relatively high in 2003, the weakening of the U.S. dollar against the Euro and other major currencies and increased demand resulting from improving American and major European economies lead to higher list prices for kraft pulp. Norscan inventory levels were approximately 1.8 million tonnes in December 2003 and list prices for kraft pulp in Europe increased to approximately $560 per tonne in December 2003. A continued recovery in the global economy in early 2004 and the weak U.S. dollar resulted in producers increasing list prices for kraft pulp to approximately $590 per tonne in February 2004. A further price increase of $10 to $20 per tonne has been announced by various pulp producers for March 2004. There can be no assurance that any such increase will be implemented or, if implemented, that prices will not fall in ensuing months.

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

The Paper Industry

        The paper industry is global in nature with many international, national and regional producers competing over many different product lines. Prices and profitability in the paper industry are driven primarily by global supply and demand. Demand is strongly influenced by global and regional levels of economic activity. Supply is determined by industry capacity and operating rates. In general, the paper industry has experienced periods of supply and demand imbalance. When demand increases, prices rise, which leads producers to increase their capacity and operating rates. As supply increases in response, price competition increases, driving prices lower.

        We produce principally specialty papers and printing and writing papers. The specialty papers that we produce are comprised of coated and uncoated wallpaper base, non-woven wallpaper base, pre-impregnated décor paper and greaseproof paper.

        Wallpaper can be coated with an agent to enhance its appearance and printing capability. In addition, non-woven wallpaper contains a certain proportion of synthetic fibers so that it does not expand when wet, paste can be applied to the wall instead of the wallpaper and it can be easily torn from the wall, or drystripped. Demand for wallpaper is related to activity in the construction and refurbishing industries. Non-woven wallpapers are the fastest growing category of wallpaper and are generally sold at a premium to standard wallpaper. Demand for non-woven wallpaper in Europe in 2003 generally increased while demand for standard wallpaper generally decreased due to overcapacity in western Europe.

        Décor papers are used in laminate flooring, interior panels, furniture and other applications to provide a decorative surface. Décor papers can be pre-impregnated with an agent to provide extra strength. Demand for décor paper is related to activity in the construction and refurbishing industries. In periods when prices increase, consumers often substitute less expensive alternatives for more expensive wood-based material. Historically, markets for pre-impregnated décor paper have grown faster than the décor paper market. The main markets for décor paper are in Europe. Demand for décor papers in Europe, and Germany in particular, in 2003 generally remained at 2002 levels.

        Greaseproof paper is a consumer oriented product that can be used for, among other things, baking and the packaging of food products such as fast foods.

        Printing and writing papers which we produce consist of only uncoated woodfree papers. Woodfree papers generally contain less than 10% mechanical pulp. Uncoated woodfree papers can be finished to enhance their surface and are often used to print less costly products. In 2003, while markets in western Europe for printing and writing papers, including for uncoated woodfree papers, improved marginally over 2002, they remained at historically low levels.

Raw Materials

        The Rosenthal mill is situated in a region which offers an ample and stable supply of fiber. The fiber consumed by the Rosenthal mill consists of wood chips produced by local sawmills and pulpwood, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulpwood processed, or chipped, especially for this purpose. Pulpwood consists of lower quality logs not used in the production of lumber. The costs of wood chips and pulpwood in Germany are primarily affected by the supply and demand for lumber. In 2003, the Rosenthal mill consumed approximately 1.7 million cubic meters of fiber. Approximately 66%, or approximately 1.1 million cubic meters, of such consumption was in the form of sawmill wood chips. The balance of approximately 34%, or approximately 0.6 million cubic meters, was in the form of pulpwood.

Approximately 85% to 90% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine.

        The wood chips for the Rosenthal mill are sourced from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is the best economic outlet for the sale of wood chips in the area. We believe the Rosenthal mill's fiber costs have historically been among the lowest for European pulp producers. The Rosenthal mill's transportation division, which operates approximately 50 trucks, handled approximately 50% of our wood chip deliveries to the mill in 2003. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any fiber supply interruptions at the Rosenthal mill.

        Wood chips are normally sourced from sawmills under one year or quarterly supply contracts with fixed volumes, which provide for price adjustments. In 2003, we entered into a three-year agreement with one of our existing wood chip suppliers for the supply of approximately 500,000 cubic meters of wood chips annually until 2006. Pulpwood is partly sourced from the state forest agency in Thuringia on a contract basis and partly from private holders, on the same basis as wood chips. We organize the harvesting of pulpwood sourced from the state forest agency in Thuringia after discussions with the agency regarding the quantities of pulpwood that we require.

        The Rosenthal mill's fiber requirements were historically principally procured by SCA Holz, a large wood supply company. Our agreement with SCA Holz expired in April 2003 and was not renewed. We have organized our own internal wood procurement department to handle and source the fiber requirements for the Rosenthal mill. Five people are employed in the department. The department also assisted in sourcing fiber for the start-up of the Stendal mill. We expect to coordinate the fiber procurement for the Rosenthal and Stendal mills in the future. Handling our own fiber procurement slightly reduced our operating costs in 2003 due to the elimination of fees paid to the previous supplier.

        The Stendal mill will be situated in a region which offers an ample and stable supply of fiber. The fiber consumed by the Stendal mill will consist of wood chips and pulpwood. When fully operational, the Stendal mill is expected to consume approximately 2.8 to 3.0 million cubic meters of fiber annually. The core wood supply region for the Stendal mill will include most of the northern part of Germany within an approximately 240 kilometer radius of the mill. The wood supply potential in this core region is not yet fully utilized and we expect that it should be able to supply 80% of all of the fiber needed by the mill. We expect to obtain the balance primarily from southwestern and southern Germany. The fiber base in the planned wood supply area for the Stendal mill consists of approximately 80% pine and 20% spruce and fir. We expect approximately 25% of the fiber consumed by the Stendal mill to be in the form of sawmill wood chips and approximately 75% in the form of pulpwood. The Stendal mill will have sufficient chipping capacity to fully operate using solely pulpwood, if required. We expect to source wood chips from sawmills within an approximately 360 kilometer radius of the mill. We expect to source pulpwood partly from private forest holders and partly from state forest agencies in Thuringia, Sachsen-Anhalt and Brandenburg. In 2003, Stendal commenced putting into place definitive fiber supply arrangements similar to those of the Rosenthal mill. We have arranged for almost all of the fiber requirements for the Stendal mill for 2004.The Stendal mill is expected to be the largest consumer of wood chips in Germany and, together with the Rosenthal mill, provide the best economic outlet for the sale of wood chips in eastern Germany.

        Stendal has established its own wood procurement organization to handle the fiber requirements for the Stendal mill. Currently, there are approximately 43 people employed in this division. This division focuses on three principal activities, being wood procurement and sales, harvesting, and transportation. The procurement and sales main activity is to procure the required wood chip and pulplog assortments for the mill's annual production. In conjunction with this activity, it may also procure higher quality sawlogs, either through harvesting or through purchases that it can sell or trade with others for wood chips in order to optimize the fiber mix. We expect these activities to employ up to 17 people. The harvesting activities focus on acquiring up to approximately 800,000 cubic meters per annum of harvestable timber, of which approximately 75% is expected to be pulpwood and the balance likely to be higher quality logs that could be sold or traded to third parties for wood chips. We expect that approximately half of this volume may be harvested directly by us and the other half would be contracted out to third parties. When fully operational, we expect to engage up to 57 people in this division. Transportation activities would focus on managing, controlling and optimizing shipping and flows of pulpwood to the mill. When fully operational, we expect that the transportation activities may employ up to 39 people.

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

        The fiber used by the paper mills consists of pulp and waste paper (recycled paper), which are cyclical in both price and supply. The cost of this fiber is primarily affected by the supply and demand for paper and pulp. In 2003, approximately 84.6%, or approximately 64,036 tonnes, of the fiber consumed by our paper mills was in the form of market pulp and chemical additives. Market pulp and chemical additives are available at market prices from various suppliers throughout Europe. The balance of approximately 15.4%, or approximately 11,621 tonnes, of the fiber consumed by our paper mills was in the form of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp. We have not historically experienced any fiber supply interruptions at our paper mills.

Our Pulp Cash Production Costs

        The Rosenthal mill commenced operations in December of 1999. As production and sales ramped-up and increased, we achieved efficiencies within our mill operations, resulting in lower per unit costs. Cash production costs for the periods indicated below are as follows:

	Year Ended December 31,
Costs
	2003	2002	2001
	(per tonne)
Fiber	€ 178	€ 178	€ 184
Labor	51	54	57
Chemicals	46	38	48
Energy	4	9	18
Other	28	33	35

Total cash production costs(1)	€ 307	€ 312	€ 342

(1)
Pulp segment cost of sales less depreciation, shipping and handling costs.

Our Products

        We manufacture and sell softwood kraft pulp and two primary classes of paper products. Our products are produced from both virgin fiber, being wood chips, pulpwood and chemical woodfree pulp, and recycled fiber, being waste paper.

Pulp

        In early 2000, we completed the conversion of the Rosenthal mill to the production of kraft pulp. The kraft pulp produced at the Rosenthal mill is a long-fibered softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulpwood. A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Rosenthal mill has the capability of producing both "totally chlorine free" and "elemental chlorine free" pulp. Totally chlorine free pulp is bleached to a high brightness using oxygen, ozone and hydrogen peroxide as bleaching agents, whereas elemental chlorine free pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent.

        Kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Kraft pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price. Through a focused technical and marketing effort, we have changed the mix of the kraft pulp that we produce to substantially increase our relative amount of reinforcement fibers from approximately 16% at the beginning of 2000 to approximately 41% at the end of 2003.

        We produce pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice.

        The Rosenthal mill is located in the State of Thuringia and has an annual production capacity of approximately 300,000 tonnes. For more information about the facilities at the Rosenthal mill, see "Business — Rosenthal Conversion Project and Financing" and "Properties".

        The kraft pulp that is scheduled to be produced at the Stendal mill will be of a slightly different grade than the kraft pulp produced at the Rosenthal mill as the mix of softwood fiber used will be slightly different. This will result in a complementary product more suitable for different end uses. The Stendal mill is also designed to have the capability of producing both totally chlorine free and elemental chlorine free pulp. The Stendal mill, being constructed in the State of Sachsen-Anhalt, is scheduled to begin producing saleable kraft pulp in the third quarter of 2004, with an overall design capacity of approximately 552,000 tonnes per annum. For more information about the facilities at the Stendal mill, see "Business — Stendal Pulp Mill Project and Financing" and "Properties".

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

        The following table sets out the primary classes of paper products that we produce and the mills at which they are produced:

Paper Product Class	Mill	Product Description
Specialty Paper	Heidenau	Coated and uncoated wallpaper and non-woven wallpaper base
	Fährbrücke	Greaseproof paper and pre-impregnated décor paper
Printing Paper	Fährbrücke	Printing and writing paper

        We sell our wallpaper and non-woven wallpaper base primarily to specialty paper converters and printers. It is used primarily in new construction and in the renovation industry in residential housing and commercial buildings. We sell our pre-impregnated décor paper primarily to specialist converters serving furniture and interior accessories, such as doors and panels, producers. It is used primarily for furniture coverings. We sell our greaseproof paper to paper converters supplying the food industry. It is used primarily for wrapping and baking food. We sell our printing and writing papers primarily to traders, converter suppliers and paper wholesalers.

        We currently manufacture specialty and printing paper at two facilities located in Germany. For more information about the facilities at the paper mills, see "Properties".

        We reorganized our interest in the Landqart specialty paper mill at the end of 2002 by transferring a 20% interest to a Swiss bank and exchanging the other 80% interest for a 49% interest in a limited partnership on a non-cash basis. This resulted in our having a 39% indirect interest in Landqart. We reduced our Landqart stake to prioritize our available capital and resources on Stendal because of our obligation to repay or refinance the two bridge loans obtained in connection with the financing arrangements for Stendal, and poor capital market conditions. The reorganization has allowed the management of Landqart to focus on its operations and financial requirements without regard to our other operations. The Swiss bank had agreed to reduce and refinance a portion of Landqart's debt in consideration of the equity stake, and was in a better position to assist Landqart in securing the funds necessary to make the required capital investment in the Landqart mill. See "Certain Relationships".

Sales, Marketing and Distribution

        The distribution of our pulp and paper sales volume and revenues by product class, and revenues by geographic area is set out in the following table for the periods indicated:

	Year Ended December 31,
	2003	2002		2001
	(tonnes)
Sales Volume by Product Class
Pulp(1)	303,655	293,607		285,654
Papers
Specialty Papers	40,621	61,727	(2)	40,437	(2)
Printing Papers	21,397	23,195		26,815

Total Papers	62,018	84,922		67,252

Total(1)	365,673	378,529		352,906

	(in thousands)
Revenues by Product Class
Pulp(1)	€126,594	€130,173		€146,245
Paper
Specialty Papers	40,082	79,358	(2)	35,959	(2)
Printing Papers	15,780	18,352		22,797

Total Papers	55,862	97,710		58,756

Total(1)	€182,456	€227,883		€205,001

	(in thousands)
Revenues by Geographic Area
Germany	€80,306	€88,809		€94,486
Italy	46,609	46,027		50,016
European Union(3)	29,936	31,631		21,938
Eastern Europe and Other	25,605	61,416		38,561

Total(1)	€182,456	€227,883		€205,001

(1)
Excluding intercompany sales volumes of 5,527, 10,768 and 10,447 tonnes of pulp and intercompany net sales revenues of €2.3 million, €4.9 million and €5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(2)
In December 2001, we acquired Landqart for approximately $2.7 million. Sales from the Landqart mill are not included in our results for 2001, but are included for 2002. The Landqart mill sold approximately 18,222 tonnes for €39.7 million in 2002. At the end of 2002, we transferred 20% of our interest in Landqart and reorganized our remaining interest into an indirect 39%

  minority interest through a limited partnership without recognizing a gain or loss. As of December 31, 2002, our interest in the Landqart mill is no longer consolidated and is included in our financial results on an equity basis in 2003.

(3)
Not including Germany or Italy.

        The following charts illustrate the geographic distribution of our revenues for the periods indicated:

Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

(1)
Sales from the Landqart mill, which were made predominantly in the Swiss market, which is not part of the European Union, are not included for 2003 or 2001, but are included for 2002.

(2)
Not including Germany or Italy.

        A large proportion of our kraft pulp sales in western Europe were historically handled through a sales agency agreement with Oy Metsä Botnia Ab ("Metsä"), a member of the M-Real Group of Finland which operates a number of different paper mills. Sales and marketing in other countries were conducted by our own sales staff and through independent agents. We chose not to renew our sales agency agreement with Metsä when it expired in December 2002. In 2003, we successfully placed with other customers all of the volumes formerly sold to the M-Real Group. We are now conducting all sales and marketing of our kraft pulp internally through our sales staff and through independent agents. We believe that this allows us to better coordinate our pulp sales and results in reduced sales and marketing costs due to reduced third party fees in the distribution of our products. In addition, the Stendal mill is establishing a sales and marketing division that will be responsible for conducting all sales and marketing of the kraft pulp produced at the mill. We expect approximately eight people to be employed in this division. We intend to coordinate and integrate the sales and marketing activities at the Rosenthal mill and Stendal mill to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. When the Stendal mill is fully operational, we expect to sell substantially all of its kraft pulp production in continental Europe.

        The Rosenthal mill is the only market kraft pulp producer in Germany, which is one of the leading import markets for kraft pulp in western Europe. We therefore have a material competitive transportation cost advantage compared to North American and Scandinavian pulp producers. Due to the Rosenthal mill's central location, it delivers pulp to customers primarily by truck. Most trucks that deliver goods into eastern Germany generally do not also haul goods out of the region as eastern Germany is primarily an importer of goods. We are therefore able to obtain relatively low freight rates for the delivery of our products to many of our customers. Further, the Rosenthal mill's transportation division handled approximately 9% of the Rosenthal mill's pulp deliveries in 2003. Approximately 37% of our pulp sales in 2003 were to customers or destinations located within a 500 kilometer radius of the Rosenthal mill. As a result, we can generally supply our pulp customers faster than our competitors because of the short distances between the Rosenthal mill and our customers. For our customers in western Europe, we can, if requested, often supply them with pulp within one day of it being ordered. This permits us to be a "just in time" supplier to our customers. When operational, the Stendal mill should also have similar advantages over Norscan producers based upon its location.

        Our pulp sales are on customary industry terms. At December 31, 2003, we had no material payment delinquencies. In 2003 one customer, which operates a number of paper mills, accounted for approximately 11% of our pulp sales. In 2002 one customer accounted for approximately 12% and in 2001 two customers accounted for approximately 22% of our pulp sales. Our pulp sales are not dependent upon a single customer or upon a concentrated group of major customers.

        Our paper sales operations focus primarily on Europe and are responsible for the majority of our paper sales. Our paper sales conducted through agents were approximately 26% of total paper sales in 2003, compared to approximately 27% in 2002 and 30% in 2001. We sell the majority of our paper products to paper converters, printers and wallpaper manufacturers.

        Our paper sales are also on customary industry terms. At December 31, 2003, we had no material payment delinquencies. No single customer accounted for more than 10% of our paper sales in 2003, 2002 or 2001. Our paper sales are not dependent upon a single customer or upon a concentrated group of major customers.

Capital Expenditures

        In 2003, we continued with our capital investment programs designed to increase production capacity, improve efficiency and reduce effluent discharges and emissions at our manufacturing facilities. The improvements made at our mills over the past five years have reduced operating costs and increased the competitive position of our facilities.

        Our capital investments at the Rosenthal mill were approximately €4.3 million, €3.4 million and €7.4 million in 2003, 2002 and 2001, respectively. We estimate capital expenditures at the Rosenthal mill to be approximately €5.2 million for 2004 relating primarily to maintaining the quality and efficiency of the mill and the reconstruction of the wastewater reservoirs at the mill. In addition, in 2003, we completed a strategic capital project to reconstruct the landfill related to the Rosenthal mill so that it will be useable for an additional 15 years. The total cost of this reconstruction was approximately €7.6 million, which Rosenthal is fully funding through a bank loan. Of this amount, we incurred €2.6 million in 2003 and €5.0 million in 2002. We estimate this project to have an approximately three-year payback period and the project required no equity investment on our part. We installed a reboiler at the Rosenthal mill in 2003 at a cost of approximately €1.9 million which we expect will reduce energy costs at the mill.

        Construction of the Stendal mill commenced in August 2002. Total capital costs incurred in respect of the project in 2003 were approximately €399.4 million. For more information about the Stendal project, see "Business — Stendal Pulp Mill Project and Financing".

        Our capital investments at our paper operations were approximately €7.8 million, €5.4 million and €2.7 million in 2003, 2002 and 2001, respectively. As a result of flooding in parts of Germany and other eastern European countries during the third quarter of 2002, our paper mills had to replace certain damaged equipment at an aggregate cost of approximately €3.3 million. We have applied for reimbursement for these costs under German government grants and for assistance under special credit programs instituted by the German government for flooding victims. In 2004, we estimate capital investments to be approximately €4.0 million relating primarily to quality and productivity upgrades of the paper machines at the paper mills and the completion of a wastewater treatment plant at the Fährbrücke mill. Our capital investments at the Heidenau mill in 2003 included a new waste paper storage building, replacement of a gas turbine and the installation of a head box top wire on the paper machine at the mill at an aggregate cost of approximately €3.8 million. Our capital expenditures at the Fährbrücke mill in 2003 included the addition of a reel packing machine to the paper machine and the continued construction of a wastewater treatment plant at the mill at an aggregate cost of approximately €1.1 million. We also continued with the adjustment to the paper machine at the Fährbrücke mill to produce pre-impregnated décor paper and the adjustment to the paper machine at the Heidenau mill to produce non-woven wallpaper base in 2003 at a cost of approximately €0.9 million and €0.3 million, respectively. We continue to review strategic initiatives designed to upgrade the product mix at our paper mills and enhance returns.

        Over the last five years we have invested an aggregate of approximately €337.0 million in gross capital improvements at our facilities, not including the Stendal project. Our significant level of capital investment has largely been facilitated by government financing and assistance initiatives in Germany.

        Our capital investments to reduce effluent discharges have offset wastewater fees that we would otherwise be required to pay. We estimate the aggregate wastewater fees we saved over the last five fiscal years as a result of environmental capital expenditures to be approximately €18.7 million. For more information about our environmental capital expenditures, see "Business — Environmental".

Government Financing

Grants

        Our capital investment programs are partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Pursuant to the current terms of these grants, federal and state governments will provide funding for up to 35% of the cost of qualified investments. The terms of such government grants also require that at least one permanent job be created for each €500,000 of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Such government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such grants provided in respect of our Rosenthal mill and being provided in respect of the Stendal project, we have agreed to maintain stipulated job levels at each operation for the specified five-year period. For more information, see "Business — Human Resources". We believe that we are in compliance with all of the terms and conditions governing the government grants we have received.

        Such government grants are not reported in our income. These grants reduce the cost basis of the assets purchased when the grants are received.

        The following table sets out the capital expenditures and government grants recorded for the periods indicated:

	Year Ended December 31,
	Total		2003	2002	2001	2000	1999
	(in thousands)
Capital expenditures, gross(1)	€336,954	(2)	€14,647	€13,800	€10,097	€27,028	€271,382

Government grants(1)	€94,151		€3,323	€1,176	€2,450	€55,355	€31,847

(1)
Not including the Stendal project.

(2)
The total cost of the conversion of the Rosenthal mill to produce kraft pulp was approximately €361.0 million. We also received government grants totaling approximately €101.7 million in connection with such capital investments. For more information, see "Business — Rosenthal Conversion Project and Financing".

        In addition, the Stendal project qualifies for approximately €274.5 million of government grants, of which €82.7 million has been received as at December 31, 2003. For more information about the Stendal project, see "Business — Stendal Pulp Mill Project and Financing".

        The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,
	2003	2002
	(in thousands)
Properties, net (as shown on consolidated balance sheets)	€745,178	€441,990
Add back: government grants less amortization, deducted from properties	163,988	85,358

Properties, gross amount including government grants less amortization	€909,166	€527,348

Loan Guarantees

        Loan guarantees are available from German federal and state governments for up to an aggregate of 80% of the borrowed amount for qualifying capital investments made in certain parts of Germany. The federal and state governments are each severally committed to a portion of the guaranteed amount. These guarantees are provided by German federal and state governments to assist any qualifying businesses with financing capital investments. The guarantees permit qualifying businesses to obtain term loans for such capital investments on terms and at interest rates that are more favorable than available in the general market. In addition, subsidized interest rate loans are available from public financial institutions in Germany, which provide loans at below market interest rates for qualified investments.

        These loan guarantees have permitted us to obtain a significantly greater amount of financing for the project to convert the Rosenthal mill to the production of kraft pulp, as well as the construction of the Stendal mill, at substantially more favorable rates and upon substantially more favorable terms than would otherwise have been available.

Rosenthal Conversion Project and Financing

        In late 1999, we completed a major capital project to convert the Rosenthal mill to the production of kraft pulp and increase its annual production capacity to approximately 280,000 tonnes. Through subsequent minor capital investments and efficiency improvements, the annual production capacity at the Rosenthal mill has been increased to approximately 300,000 tonnes. The project has also substantially reduced effluent and sulphur dioxide emissions and has reduced energy costs, with natural gas consumption decreasing by approximately 45% during the period from the beginning of 2000 to the end of 2003 as a result of operating efficiencies.

        The aggregate cost of the project, including project financing, capitalized interest of approximately €14.1 million and related costs and an amount for contingencies, was approximately €361.0 million. The project was financed through a combination of a project loan supported by government guarantees, government grants and an equity investment made by us.

        In 1998, Rosenthal entered into a project loan agreement (the "Rosenthal Loan Facility") to finance the project. The Rosenthal Loan Facility is secured by liens on all of the assets of Rosenthal and the German federal government and the state government of Thuringia severally guaranteed an aggregate of 80% of the facility. For a brief summary of the Rosenthal Loan Facility, see "Business — Description of Certain Indebtedness — Rosenthal Project Financing".

        In addition to the government guarantee, the state government of Thuringia also provided government grants of €73.6 million (DM144.0 million) in respect of the project. The German federal government also provided, under existing programs, government grants totaling €27.1 million (DM53.0 million) in respect of the project. As of December 31, 2003, Rosenthal had received government grants totaling approximately €101.7 million for the Rosenthal mill conversion.

        The sulphite pulp production at the Rosenthal mill was shut-down in July 1999 to implement the conversion to kraft pulp. The mill was successfully started-up to produce kraft pulp in December 1999. The Rosenthal mill was producing at approximately 89% of its planned production capacity in the first year and was producing at full capacity by the end of 2000.

Stendal Pulp Mill Project and Financing

The Project

        Our 63.6% owned subsidiary, Stendal, is the project company formed to develop, construct and operate the Stendal mill. The other shareholders of Stendal are RWE Industrie — Lösungen GmbH ("RWE") as to a 29.4% interest, and AIG Altmark-Industrie AG ("AIG") as to a 7.0% interest. RWE is a subsidiary of the second largest utility company in Germany and is experienced in the construction of pulp mills. AIG is a German real estate company which owns 1,050 acres of a 1,250 acre industrial park on which the Stendal mill will be situated.

        The Stendal mill is a "greenfield" softwood kraft pulp mill that is being constructed at a cost we estimate will be approximately €1.0 billion near the town of Stendal, in the German State of Sachsen-Anhalt. The mill will be a modern, state-of-the-art single line mill with a planned annual production capacity of approximately 552,000 tonnes. The overall mill design is based on proven or existing processes and technologies. The process and mill operations will be highly automated to ensure stable operation and pulp quality. The mill process will be a modern but ordinary kraft pulping process that emphasizes environmentally sound operational principles. The Stendal mill will use a batch pulp cooking process. Batch cooking allows for different grades to be batch produced for different end uses.

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

        When completed, the Stendal mill will be the largest market kraft pulp facility in Germany, the only other being our Rosenthal mill. We anticipate that the addition of production from the Stendal mill will allow us to expand our customer base, as our two pulp mills will produce slightly different grades of softwood kraft pulp suitable for different end uses.

        When the Stendal mill is fully operational, we anticipate that we will have an aggregate annual production capacity of approximately 852,000 tonnes of NBSK pulp from our two mills.

        The summaries of certain material provisions of agreements entered into in connection with the Stendal project set forth herein are not complete and such summaries, including definitions of certain terms, are qualified in their entirety by reference to such agreements on file with the Securities and Exchange Commission ("SEC").

Control and Management

        We, Stendal and its other shareholders, RWE and AIG, entered into a shareholders' agreement dated August 26, 2002 to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. Pursuant to the shareholders' agreement, we are entitled to transfer up to 12.5% of our interest in Stendal without the prior consent of the other shareholders. The shareholders' agreement provides that Stendal's managing directors may be appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal's share capital. If a shareholder is in default under the shareholders' agreement or commits certain acts of insolvency or bankruptcy, it shall be considered to be a defaulting shareholder and must offer to sell its share capital and shareholder loans to the remaining shareholders on a pro rata basis, to a third party nominated by the other shareholders or permit them to be redeemed by Stendal. Other than in circumstances where a shareholder is considered to be a defaulting shareholder, the shareholders' agreement does not provide for any mandatory or forced purchases and sales of a shareholder's interest in Stendal.

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

EPC Contract

        The Stendal mill is being constructed under a €716.0 million fixed-price turn-key EPC contract between Stendal and RWE. RWE's obligations under the EPC contract are guaranteed by its parent company.

        The contract price for the completion of the project is fixed, taking into account all risks associated with the project and is subject only to certain changes that we cause or agree to, changes that arise due to changes in the law and specified events of force majeure. Payments under the EPC contract are to be made periodically against milestones as and when achieved by RWE.

        Under the EPC contract, RWE is responsible for all planning, design, engineering, procurement, construction and testing in connection with the build-out and start-up of the mill. We are responsible for obtaining legal title and possession of the site and providing the site and certain equipment, materials and services, as well as personnel, raw materials and other items in connection with the start-up of the mill. RWE is also primarily responsible for obtaining construction and operating permits. We will construct approximately €23.5 million of the site infrastructure and additional general site infrastructure connections will be constructed by the local government. The costs of such infrastructure construction are 90% subsidized and co-financed by us, among others. Our co-financing obligations amount to approximately €3.0 million and are funded out of the project loan facility.

        Construction of the mill is scheduled to be completed in mid- 2004. Start-up of the mill is scheduled to occur and production of saleable kraft pulp is expected to begin in the third quarter of 2004. Our acceptance of the mill and related works is to occur by December 2004. Between completion of construction and our acceptance of the mill scheduled for December 2004, the mill will undergo extensive testing and evaluation to determine whether mechanical completion has occurred and whether certain performance requirements have been met (the "Acceptance Test"). The Acceptance Test requires that the mill continuously produce pulp for a 72-hour period. If acceptance of the mill has not occurred prior to December 2004, RWE has agreed to pay liquidated damages equal to 0.4% of the contract price per week of delay, up to a maximum of 12% of the contract price. If certain performance requirements are not met within the terms of the agreement, subject to certain conditions, RWE has agreed to pay liquidated damages totaling up to a maximum of 10% of the contract price. The combined amounts that may become payable to us by RWE as a result of delays in completion and failure to meet performance requirements are capped at 17% of the contract price. Payment of such amounts will not relieve RWE of its obligations to complete the project, attain minimum performance requirements or cure deficiencies.

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

Project Financing

        In August 2002 (the "Closing Date"), we completed financing arrangements for the Stendal project. Total investment costs in connection with the project are approximately €1.0 billion, the majority of which is to be provided under a senior project finance facility (the "Stendal Loan Facility") arranged by Bayerische Hypo-und Vereinsbank AG ("HVB"), pursuant to a project finance loan agreement (the "Project Finance Loan Agreement") entered into between Stendal and HVB. We also contributed financing to Stendal of approximately €63.5 million from cash on hand and through bridge loans from a U.S. investment partnership and a bank. For a brief summary of the Stendal Loan Facility, see "Business — Description of Certain Indebtedness — Stendal Pulp Mill Project Financing".

        As the site of the Stendal project is located in eastern Germany, it qualifies for approximately €274.5 million of government grants, which are applied to reduce the cost basis of the assets acquired with such grants. As of December 31, 2003, we have claims for €82.1 million of such grants in connection with the Stendal project, of which we have received €8.1 million and we expect to receive the remainder in 2004. In accordance with our accounting policies, these grants are not recorded by us until they are received.

        Under European Union rules, the Commission of the European Communities (the "Commission") was formally notified in March 2002 by Germany of plans to provide support to the Stendal project through grants and guarantees. The Commission considered these plans and, on June 19, 2002, decided not to raise any objection against such support being provided by the German federal and state governments in respect of the Stendal project. In its decision, the Commission was not called upon to determine whether the governmental aid schemes, on which the support is based, were acceptable, but was limited to a determination as to whether a reduction of the pre-approved aid level for investment in the German State of Sachsen-Anhalt under the previously approved schemes was required under European Union law in the case of the Stendal project. In coming to its decision, the Commission generally has a wide margin of discretion in its assessment of facts and data. Under European Union law, member states, competitors or trade associations directly affected by a decision of the Commission may appeal such decision within a period of two months and twenty-four days after publication of the Commission decision. Generally to be successful, an appeal must show that the Commission failed to comply with procedural requirements or committed a manifest error in assessing facts and data in adopting its decision. On December 23, 2002, Kronoply and Kronotex, two related manufacturers of, among other things, OSB and MDF boards that do not compete with the Stendal project by selling pulp or paper, filed an appeal with the Court of First Instance of the European Communities (Luxembourg) against the Commission decision of June 19, 2002. Although no assurance can be provided, we believe that the complainants are unlikely to have standing under the applicable rules to proceed with the appeal and that their appeal is without merit.

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

        As at December 31, 2003, progress on the Stendal project was substantially on schedule and there were no significant deviations from the project budget. As at December 31, 2003, the project was approximately 92% completed. Approximately 99% of the total engineering and approximately 93% of the civil works were completed. Progress was made in a number of areas including the erection of the recovery boiler, which was also successfully hydro tested. In addition, most storage tanks have been completed and insulated, construction of the steam distribution system is in progress with the delivery of the steam turbine, and all of the main equipment for the evaporator and the recausticizing plant has been installed. Progress was also made in connection with the construction of the infrastructure of the mill site, including with respect to the gas system which we started using in February 2004. In addition, power was switched on at the site and construction of a road to the site was completed in December 2003. The public awareness and project acceptance by the local community has been very positive and the project has received good cooperation from all governmental authorities. At December 31, 2003, no major insurance claims had been filed in respect of the project and there had been no casualties or severe injuries on the site.

        Stendal currently employs approximately 291 people, approximately 59 of whom were part of the management organization charged with supervising the implementation and completion of the Stendal project. The members of the management team are experienced in large capital projects, including those related to pulp mills, and several are former senior members of Jaakko Pöyry Consulting. The management team at Stendal is charged with ensuring the project is effectively implemented in accordance with the EPC contract and planned schedules and budgets. They meet regularly with the main contractor and sub-contractors to, among other things, coordinate site activities, review progress, review and approve engineering and equipment specifications, and review any necessary work changes or permit amendments. Payments are made to contractors against defined milestones set forth in the EPC contract. Such milestone payments are due within 30 days of receipt of an approved invoice by Stendal. As at December 31, 2003, Stendal had approved invoices representing milestone payments equal to approximately 66% of the total value of the EPC contract.

        As at December 31, 2003, Stendal had applied for investment grants and had claims totaling €82.1 million with respect to the project, of which we have received €8.1 million and we expect to receive the remainder in 2004. In accordance with our accounting policies, these grants are not recorded by us until they are received.

        At the end of 2003, there were over 1,500 people working at the site. This number is expected to increase to over 2000 third party construction workers in the first half of 2004.

        Our organization build-up and staff recruitment for the Stendal mill are on schedule. We anticipate having approximately 460 employees at Stendal by the end of the second quarter of 2004, to be at the required level for the commissioning and start-up of the mill. We have developed a detailed manning and organizational plan which we started implementing in 2003. Hiring is coordinated through the Stendal management team and we also use a recruitment firm. We have hired a new transportation and logistics manager and central purchase manager for the Stendal mill. We have also started training the bulk of the mill's operating and maintenance staff. Such training consists of fundamental classroom training, on-job sessions at our Rosenthal mill and courses and training sessions provided by equipment and other suppliers to the project.

Start-Up

        Pursuant to the EPC contract, construction of the Stendal mill is scheduled to be completed around the end of June 2004. Such completion means that the construction and installation of all equipment and works are essentially finished and the final checks are occurring so that continuous production from the mill can commence. Upon such completion, the mill will be supervised by RWE, the EPC contractor, using Stendal's personnel to operate the mill. The mill must then pass the Acceptance Test prior to being accepted by Stendal. During the period that RWE is commissioning the mill and supervising its operations in connection with the Acceptance Test, the mill is expected to have a low capacity utilization. Upon passing the Acceptance Test, the mill will be operated by Stendal and we plan to ramp up production at the Stendal mill to approximately 76% of the rated capacity of the mill during the first year thereafter and in excess of 90% of rated capacity in the following year.

Project Risks

        The Stendal project is subject to customary risks and uncertainties inherent for large capital projects which could result in the construction of the Stendal mill not occurring on schedule or as budgeted. Delays or amendments to Stendal's operating permits or governmental grants could result in construction delays, operational deficiencies or funding shortfalls. Further, the Stendal mill could experience operating difficulties or delays during the start-up period when production is being ramped up. Also, the Stendal mill may not achieve our planned production, quality or cost projections. See "Cautionary Statement Regarding Forward-Looking Information" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Description of Certain Indebtedness

Rosenthal Project Financing

        The following summary of certain material provisions of the Rosenthal project loan agreement is not complete and these provisions, including definitions of certain terms, are qualified by reference to the Rosenthal project loan agreement and the applicable amendment agreements on file with the SEC.

        In 1998, Rosenthal entered into the Rosenthal Loan Facility, as amended, having a 15 year term with a German bank and other syndicated lenders in the aggregate amount of €259.7 million (DM508.0 million) to finance the conversion project. The Rosenthal Loan Facility is secured by liens on all of the assets of Rosenthal and the German federal government and the state government of Thuringia severally guaranteed an aggregate of 80% of the facility. We have agreed with the lenders under the Rosenthal Loan Facility that, so long as Rosenthal has liability thereunder, to retain control over at least 51% of the voting shares of Rosenthal.

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

        As part of the Rosenthal Loan Facility, there is a credit line which allows for derivative transactions, subject to certain controls, including certain maximum notional and at-risk amounts, to manage risk. Rosenthal has entered into derivatives with the lead bank under the Rosenthal Loan Facility to manage its risk exposure with respect to certain amounts outstanding thereunder.

        Repayment of the Rosenthal Loan Facility commenced on March 31, 2001. During 2003, we repaid €13.2 million of the principal amount of the Rosenthal Loan Facility and at year end €191.7 million was outstanding. Of this amount, an aggregate of €118.0 million was drawn by Rosenthal pursuant to special credit programs.

        Rosenthal also has a €7.6 million bank facility in connection with the reconstruction of the landfill at the Rosenthal mill. See "Business — Capital Expenditures" and "Business — Environmental".

Stendal Pulp Mill Project Financing

        The following summary of certain material provisions of the Stendal loan facility agreement is not complete and these provisions, including definitions of certain terms, are qualified by reference to the Stendal loan facility agreement on file with the SEC.

        In August 2002, we completed financing arrangements for the Stendal project. Total investment costs in connection with the project are estimated to be €1.0 billion, the majority of which is to be provided under the Stendal Loan Facility pursuant to the Project Finance Loan Agreement entered into between Stendal and HVB. We also contributed financing to Stendal of approximately €63.5 million from cash on hand and through the bridge loans from a U.S. investment partnership and a bank.

        The Stendal Loan Facility is in the aggregate amount of €828.0 million and is divided into tranches which cover, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of a debt service reserve account, approved cost overruns and a revolving loan facility to cover any time lag for receipt of grant funding and value-added tax refunds in the amount of €160 million, referred to as "Tranche E". The Stendal Loan Facility is available for disbursement from August 2002 until the earlier of the issuance by us of a final acceptance certificate for the project and December 2005, except that financing under the Stendal Loan Facility for approved cost overruns will be available for up to one month prior to the first repayment.

        Pursuant to the Project Finance Loan Agreement, interest on the credit facilities was to accrue at variable rates between Euribor plus 0.60% and Euribor plus 1.55% per year. The Project Finance Loan Agreement provides for facilities to allow us to manage our risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the Project Finance Loan Agreement, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings under the Stendal Loan Facility to fix most of the interest costs under the Stendal Loan Facility at a rate of 3.795% per year until April 2004 and at a rate of 5.28% commencing May 2004 until final payment in October 2017. For more information, see "Quantitative and Qualitative Disclosures about Market Risk". In March 2003, as part of its loan syndication, HVB exercised its right under the Stendal Loan Facility to increase its up-front arrangement fee by 20 basis points and the rate of interest under the facility by 30 basis points.

        Stendal has agreed to initially reduce the aggregate advances outstanding under the Stendal Loan Facility, other than in respect of Tranche E, to a maximum of €599.0 million, from a maximum original amount of €638.0 million (assuming no draws for approved cost overruns), on or before the first March 31 or September 30 following the fourth anniversary of the first advance under the Stendal Loan Facility for project construction and development costs. The tranches are generally repayable in installments and mature between the fifth and 15th anniversary of the first advance under the Stendal Loan Facility for project construction and development costs. Subject to various conditions, including a minimum debt service coverage test, Stendal may make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us.

        The tranches under the Stendal Loan Facility for project construction and development costs, financing costs, start-up costs and working capital are severally guaranteed by German federal and state governments in respect of an aggregate of 80% of the principal amount of these tranches, but the tranche under the Stendal Loan Facility for financing and start-up costs, working capital and certain of the project construction and development costs benefiting from these guarantees will be reduced semi-annually by 12.5% per year beginning on the first repayment date following the fourth anniversary of the first advance under the Stendal Loan Facility for each of these costs. Under the guarantees, the German federal and state governments that provide the guarantees are responsible for the performance of our payment obligations for the guaranteed amounts. Approximately €394.4 million was drawn under the Stendal Loan Facility as of December 31, 2003.

        On December 12, 2003, Stendal entered into agreements with Nord Deutsche Landesbank ("Nord LB") and the European Investment Bank ("EIB"). Pursuant to the agreements, EIB will provide a refinancing credit facility to Nord LB at preferred interest rates for up to €495.0 million. Such refinancing loan is made to Nord LB for the benefit of the Stendal project. Instead of actually refinancing the Stendal Loan Facility through Nord LB, and Stendal benefiting from lower interest rates over time, the agreements provide for the disbursement to Stendal of the net present value of the interest rate differential offered to Nord LB by EIB (less a portion retained by Nord LB).

        A first draw down refinancing of €250.0 million was completed in December 2003 which resulted in a net present value of the interest rate differential of approximately €2.1 million being disbursed to Stendal. A second draw down refinancing in the amount of up to €245.0 million is expected to be concluded within the first quarter of 2004. Upon second draw down, Stendal is expected to benefit from a net present value interest rate differential credit of approximately €2.0 million.

        The proceeds received from the interest rate differential arrangement with EIB will be transferred to the Stendal project's disbursement account. These EIB proceeds will be considered additional cash flow in the period between the Stendal mill's start-up and acceptance.

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

        In connection with the Stendal Loan Facility, we entered into a shareholders' undertaking agreement (the "Undertaking") dated August 26, 2002 with RWE, AIG and HVB in order to finance the shareholders' contribution to the Stendal project. Pursuant to the terms of the Undertaking, on the Closing Date the shareholders of Stendal, on a pro rata basis, subscribed for €15 million of share capital of Stendal and advanced to it €55 million in subordinated loans. In addition, on a pro rata basis, the shareholders of

Stendal agreed to advance to it €30 million of stand-by equity to, among other things, cover approved cost overruns, fund the equity reserve account and partially fund the debt service reserve account under the Stendal Loan Facility. On the Closing Date, we provided HVB with a cash deposit for our pro rata portion of such equity reserve account. Our total funding commitment under the Undertaking was €63.5 million, all of which was effected in August 2002. Pursuant to the Undertaking, we have agreed, for as long as Stendal has any liability under the Stendal Loan Facility to HVB, to retain control over at least 51% of the voting shares of Stendal.

        On the Closing Date, we entered into and completed funding under two bridge financing loan agreements and used the net proceeds from the two bridge loans (the "Bridge Loans") in the principal amounts of €15.0 million and €30.0 million to fund, in part, our contribution to the Stendal project and commitment pursuant to the Undertaking. The Bridge Loans were negotiated at the same time and the agreements in respect of the Bridge Loans were entered into upon substantially the same terms. The Bridge Loans accrued interest at rates equal to Euribor plus 6.5% per year until April 2003 and Euribor plus 9.0% per year thereafter until October 2003.

        In October 2003, we completed the sale of $82.5 million in aggregate principal amount of convertible senior subordinated notes due 2010. The notes bear interest at a rate of 8.5% per annum and are convertible into our shares of beneficial interest at a conversion price of $7.75 per share. The net proceeds from the offering of approximately $78.4 million were used to repay in full our indebtedness, including fees and accrued interest, under the Bridge Loans aggregating approximately $66.9 million and the balance was used for general corporate purposes, including working capital. For more information, see "Market for Registrant's Common Equity and Related Stockholder Matters".

Paper Mill Project Facilities

        In 2003, our paper operations secured two long-term credit facilities aggregating approximately €2.5 million, which facilities along with certain government grants are being utilized to repair flooding damage suffered by the mills in 2002. One facility totaling approximately €1.0 million matures on June 30, 2009, bears interest at a rate of 2.65% per annum and is repayable in ten equal semi-annual installments. The other facility in the amount of approximately €1.5 million matures on June 30, 2013, bears interest at a rate of 2.65% per annum and is repayable in 15 equal semi-annual installments. Both facilities are guaranteed as to 80% thereof by a German governmental agency.

        In addition, in 2003, our Fährbrücke paper mill secured three credit facilities aggregating €5.5 million, which facilities along with certain government grants will be utilized to finance equipment and construction costs associated with expanding and adapting the paper machine at the mill for the production of pre-impregnated décor paper. Two of the facilities aggregating €3.5 million mature on December 30, 2012 and bear interest at rates between 4.15% and 4.3% per annum and are repayable in 16 equal semi-annual installments. The other facility in the amount of €2.0 million matures on March 31, 2009 and bears interest at a rate equal to the three-month Euribor rate plus 1.75% per annum and is repayable in 16 equal quarterly installments. All three facilities are guaranteed as to 80% thereof by a German state government. As at December 31, 2003, we had utilized an aggregate of approximately €6.0 million of €8.0 million available under these five credit facilities relating to the paper operations.

Environmental

        Our operations are subject to a wide range of German federal, state and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, we have devoted significant financial and management resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects, excluding those incurred in connection with the conversion of the Rosenthal mill to the production of kraft pulp, were approximately €3.7 million in 2003 and are expected to be approximately €3.2 million in 2004.

        We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

        The Rosenthal mill has a relatively modern biological wastewater treatment and oxygen bleaching facility. We have significantly reduced our levels of Adsorbable Organic Halogen, or "AOX", discharge at the Rosenthal mill and we believe the Rosenthal mill's AOX discharges are substantially below those currently mandated by the German government. Effective January 1, 2001, the Rosenthal mill is required to maintain levels of Chemical Oxygen Demand, or "COD" discharge at the Rosenthal mill below 25 kilograms per tonne of pulp. The Rosenthal mill is currently in compliance with these levels of COD discharge. We will continue to modify our wastewater and bleaching facilities at the Rosenthal mill, which have been further enhanced as a result of the conversion of the mill to the production of kraft pulp, to meet or exceed prescribed regulations. In addition, in 2003 we completed a strategic capital project to reconstruct the landfill at the Rosenthal mill so that it will be useable for an additional 15 years. The aggregate cost of the project was approximately €7.6 million.

        Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. As a result, we estimate that the aggregate wastewater fees we saved in 2003 as a result of environmental capital expenditures made at our manufacturing plants were approximately €3.0 million. We expect that capital investment programs for our manufacturing plants will fully offset the wastewater fees that may be payable for 2004 and 2005 and will ensure that our operations continue in substantial compliance with prescribed standards.

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

        Although the Rosenthal mill's overall emission levels for nitric oxide and nitrogen oxide, collectively referred to as "NOx", are substantially below prescribed levels, NOx emissions from one gas burner have recently exceeded its permitted emission level. We made a claim on the warranty from the supplier of the gas burner who installed an ammonia scrubber to reduce NOx emissions. Due to a technical issue, emission levels from the gas burner were not reduced to permitted levels. Pursuant to our agreement with the gas burner supplier, the supplier is responsible for installing a new burner that reduces NOx emission levels to prescribed standards. We estimate the aggregate cost of the new burner to be approximately €750,000, approximately half of which is expected to be borne by the supplier and the balance by us. We have advised German environmental authorities of the technical issue relating to the burner and the proposal to replace the same. Although there can be no assurance, we do not expect any regulatory action in respect thereof as a result of the Rosenthal mill's plans to install a new burner and that its overall NOx emissions are well below permitted standards.

        We have until the end of 2005 to begin biologically treating the wastewater at the Fährbrücke mill. We are in the process of constructing a wastewater treatment plant at the Fährbrücke mill, the first stage of which was completed in 2002 and brought into operation at the beginning of 2003. The cost of the treatment plant is expected to be approximately €2.0 million, of which €0.2 million was incurred in 2003. The project is being funded by government grants as to 28%, a bank loan as to 45% and the remainder from our funds. We expect construction of the plant to be completed in early 2005.

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

Human Resources

        We currently employ approximately 1,022 people. Approximately 677 salaried and 125 hourly employees work in our pulp operations, including our transportation subsidiary, and approximately 84 salaried and 136 hourly employees work in our paper operations.

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

        Rosenthal and Dresden are bound by collective agreements negotiated with IG-BCE on behalf of pulp and paper workers in Germany. In February 2003, we entered into a new labor agreement with IG-BCE for our pulp workers which, among other things, had a one-year term and provided for a 2% wage increase effective March 1, 2003 and that the parties would negotiate in respect of a further wage increase for August 2003 depending upon general economic conditions. Our pulp workers agreed to defer negotiations in respect of a further wage increase as a result of current general economic conditions. The agreement has no fixed term, but could not be terminated by either party before February 28, 2004. A new agreement is expected to be negotiated in the first half of 2004.

        A labor agreement was reached with the workers at our paper mills in 1999 upon terms which provided for wage increases of 1.5% in July 2000 and January 2001. A further agreement was reached in May 2001 upon terms which provided for wage increases of 2.0% in each of July 2001 and January 2002. In December 2002, a new agreement was reached for 2003 which provided for a wage increase of 2.5%. In February 2004, a new agreement was reached which provides for a 1.5% wage increase on each of February 1, 2004, July 1, 2004, January 1, 2005 and July 1, 2005. This agreement cannot be terminated prior to August 31, 2005 and a new agreement is expected to be negotiated in the fourth quarter of 2005.

        We have a highly skilled and educated workforce. Over 90% of the employees at our pulp and paper operations have post-secondary education or are trained tradespersons. We consider the relationships with our employees to be good. We have implemented profit sharing plans, training programs and early retirement schemes for the benefit of our employees. Although no assurances can be provided, we have not had any significant work stoppages at any of our paper operations and we would therefore expect to enter into labor agreements with our paper workers without any significant work stoppages at our paper mills.

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

ITEM 2.    PROPERTIES

        We lease offices in Seattle, Washington, Vancouver, British Columbia and in Germany. We own the paper mills and the Rosenthal mill and the underlying property. The Stendal mill will be situated on property owned by Stendal, our 63.6% owned subsidiary.

        The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the State of Thuringia, approximately 300 kilometers south of the Stendal mill. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with an annual production capacity of approximately 300,000 tonnes of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

  •
  an approximately 723,000 square feet fiber storage area;

  •
  barking and chipping facilities for pulpwood;

  •
  a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

  •
  a pulp machine, which includes a dryer and a cutter;

  •
  an approximately 63,000 square foot finished goods storage area;

  •
  a chemical recovery system, which includes a recovery boiler, evaporation plant and recausticizing plant;

  •
  a fresh water plant;

  •
  a wastewater treatment plant; and

  •
  a power station with a turbine capable of producing 45 megawatts of electric power from steam produced by the recovery boiler and a power boiler.

        The Stendal mill will be situated on a 200 acre site near the town of Stendal in the State of Sachsen-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers from the city of Berlin. The mill will be adjacent to the Elbe river and have access to harbor facilities for water transportation. Construction of the Stendal mill commenced in 2002 and is scheduled to be completed by the third quarter of 2004. The mill will be a single line mill with a planned annual production capacity of approximately 552,000 tonnes of kraft pulp. The Stendal mill is designed to be self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated will be sold to the regional power grid. The facilities at the mill are designed to include:

  •
  an approximately 920,000 square feet fiber storage area;

  •
  barking and chipping facilities for pulpwood;

  •
  a fiber line, which includes eight Superbatch digester and bleaching facilities;

  •
  a pulp machine, which includes a dryer and a cutter;

  •
  an approximately 108,000 square foot finished goods storage area;

  •
  a recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

  •
  a fresh water plant;

  •
  a wastewater treatment plant; and

  •
  a power station with a turbine capable of producing approximately 100 megawatts of electric power from steam produced by the recovery boiler and a power boiler.

        The Heidenau mill is situated on a 26 acre site in the town of Heidenau in the State of Saxony at the Elbe river, approximately 120 kilometers east of the Fährbrücke mill and 12 kilometers south of the city of Dresden. The mill was constructed in 1956 and has been continually upgraded. The mill has an annual production capacity of approximately 45,000 tonnes of specialty papers. The facilities at the mill include:

  •
  an approximately 34,200 square feet fiber storage area;

  •
  an approximately 57,600 square foot paper machine building, which houses a Pama paper machine with a 339 centimeter trim width, processing speed of 300 meters per minute and including, among other things, a stock preparation unit, approach system, press section and dryer section;

  •
  a fresh water plant, which consists of 15 wells;

  •
  a wastewater treatment plant; and

  •
  a power plant, which includes a gas turbine capable of producing approximately 4,250 kilowatts of electric power, a waste heat boiler capable of producing 17 tonnes per hour of steam and an auxiliary boiler capable of producing five tonnes per hour of steam.

        The Fährbrücke mill is situated on a 27 acre site near the town of Langenweissbach in the State of Saxony, in the western part of the Erzebirge mountains at the Zwickauer Mulde river. The mill is approximately 100 kilometers east of the Rosenthal mill and approximately 120 kilometers west of the Heidenau mill. The mill was constructed between 1972 and 1973 and has been continually upgraded. The mill has an annual production capacity for approximately 40,000 tonnes of printing and writing papers and specialty papers. The mill uses virgin fiber in producing various grades of printing and writing papers and specialty papers. The facilities at the mill include:

  •
  an approximately 69,300 square feet fiber storage area;

  •
  an approximately 60,300 square foot paper machine building, which houses a Voith paper machine with a 276 centimeter trim width, processing speed of 540 meters per minute and including, among other things, a pulper unit, paper chemical preparation unit, refiner system, stock blending system, approach system, press section and dryer section;

  •
  a fresh water plant;

  •
  a power plant, which consists of, among other things, a waste heat boiler which can produce 22 tonnes per hour of steam, a heavy duty boiler which can produce 3.2 tonnes per hour of steam, and a gas turbine which can produce approximately 4,250 kilowatts of electric power; and

  •
  a wastewater treatment plant is currently being constructed, the first stage of which was completed at the end of 2002 and brought on line at the beginning of 2003.

        The following table sets out, by primary product class, our production capacity and actual production for the periods indicated:

			Production
			Year Ended December 31,
Product Class	Annual Production Capacity(1)
			2003		2002		2001
	(tonnes)
Pulp	300,000	(2)	310,244		304,854		290,046
Papers
Specialty Papers	55,000	(3)(4)	40,424		62,172	(3)	40,275
Printing Papers	30,000	(4)	21,488		23,195		26,852

Total Papers	70,000	(5)	61,912	(4)	85,367		67,127

Total	370,000	(2)	372,156		390,221		357,173

(1)
Capacity is the rated capacity of the plants for the year ended December 31, 2003, which is based upon production for 365 days a year. Actual production is generally based upon 353 days per year for the Rosenthal mill and 340 days per year for the paper mills.

(2)
Upon completion, the Stendal mill is designed to increase our annual aggregate production capacity by approximately 552,000 tonnes to approximately 852,000 tonnes for our pulp operations, for a total rated annual production capacity from our pulp and paper operations of approximately 937,000 tonnes.

(3)
As we reorganized our interest in Landqart at the end of 2002, we no longer have a direct interest in the Landqart mill. The Landqart mill had an annual production capacity of approximately 20,500 tonnes, which is not included in the calculation of our annual production capacity for specialty papers. Actual production of specialty papers at the Landqart mill is not included for 2001, but is included for 2002. The Landqart mill produced approximately 20,422 tonnes in the year ended December 31, 2002. As of December 31, 2002, our interest in the Landqart mill is no longer consolidated and is included in our financial results on an equity basis in 2003.

(4)
See footnote 5 below.

(5)
Based upon the current product mix at the paper mills, the aggregate annual production capacity of the paper mills is approximately 70,000 tonnes. The rated aggregate annual production capacity of the paper mills is approximately 85,000 tonnes.

        We own a substantial amount of real estate adjacent to the paper mills, which is in excess of our production requirements and may be divested. Substantially all of our pulp related assets, including our pulp facilities, are pledged to secure the Rosenthal Loan Facility and the Stendal Loan Facility.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held a special meeting of shareholders on October 2, 2003 at which we obtained approval for the issuance of up to 10,750,000 shares of beneficial interest upon the conversion of convertible senior subordinated notes that we sold in a private offering on October 10, 2003. For more information, see "Submission of Matters to a Vote of Securityholders" in our quarterly report on Form 10-Q for the third quarter of 2003 on file with the SEC.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)   Market Information.    Our shares of beneficial interest are quoted for trading on the Nasdaq National Market under the symbol "MERCS" and listed in U.S. dollars on the Toronto Stock Exchange under the symbol "MRI.U". The following table sets forth the high and low reported sale prices of our shares on the Nasdaq National Market for each quarter in the two year period ended December 31, 2003, and for the period ended March 10, 2004:

Fiscal Quarter Ended	High	Low
2002
March 31	$7.90	$6.05
June 30	8.50	6.40
September 30	7.75	5.16
December 31	5.78	4.75
2003
March 31	5.88	4.40
June 30	5.25	4.15
September 30	6.55	4.60
December 31	6.97	5.87
2004
Period ended March 10	9.39	6.31

        (b)   Shareholder Information.    As at March 10, 2004, there were approximately 507 holders of record of our shares and a total of 17,174,566 shares were outstanding.

        (c)   Dividend Information.    The declaration and payment of dividends is at the discretion of our board of trustees. Our board of trustees has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.

        (d)   Equity Compensation Plans.    The following table sets forth information as at December 31, 2003 regarding: (i) our stock option plan under which options to acquire an aggregate of 3,600,000 of our shares may be granted to our officers and employees, and to our trustees who are not our officers or employees up to a maximum of 130,000 shares; and (ii) a non-qualified stock option plan to acquire up to 375,000 of our shares:

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Shares Available for Future Issuance Under Plan
Stock Option Plan	2,045,500	$7.12	230,500
Non-Qualified Stock Option Plan(1)	150,000	$4.53	Nil

(1)
On August 22, 2003, we issued an aggregate of 375,000 options to purchase our shares of beneficial interest at a price of $4.53 per share to Guy W. Adams, GWA Investments, LLC, of which Mr. Adams is the managing member, and Saul E. Diamond under our 2003 non-qualified stock option plan in accordance with the terms of the settlement agreement with Greenlight Capital. Options to acquire up to: (i) 225,000 shares exercisable on or before September 22, 2003 were granted to GWA; (ii) 100,000 shares exercisable on or before June 20, 2004 were granted to Mr. Adams; and (iii) 50,000 shares exercisable on or before June 20, 2004 were granted to Mr. Diamond. GWA exercised its options and acquired 225,000 shares on September 16, 2003.

        (e)   Private Placements.    In October 2002, we sold 200,000 of our shares to an accredited investor for gross proceeds of $900,000 by way of private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act") provided under Section 4(2) of the act.

        In October 2003, we completed the sale of $82.5 million in aggregate principal amount of convertible senior subordinated notes due October 15, 2010. The notes bear interest at a rate of 8.5% per annum and are convertible into our shares of beneficial interest at a conversion price of $7.75 per share, which is equal to a conversion rate of approximately 129 shares per $1,000 principal amount of the notes, subject to adjustment for certain customary anti-dilution matters. The notes were offered only to qualified institutional buyers in reliance on Rule 144A and to certain buyers outside of the United States in reliance on Regulation S under the Securities Act. The notes were sold to RBC Dain Rauscher Inc., as the initial purchaser. The aggregate initial purchaser's discounts of the offering were approximately $3.4 million.

        In connection with the offering of the notes, we filed a shelf registration statement on Form S-3 (File No. 33-111118) with the SEC in December 2003 to register for resale the notes and shares of beneficial interest into which the notes are convertible on behalf of the purchasers of the notes. The shelf registration statement was declared effective by the SEC on January 29, 2004. We will not receive any proceeds from the sale of the notes or shares of beneficial interest into which the notes are convertible under the shelf registration statement.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial and operating data as at and for the periods indicated. Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro. Accordingly, the following selected financial data for periods prior to the year ended December 31, 2002 has been restated in Euros and reclassified to conform with the current year's presentation. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        Selected historical financial data as at and for the period ended December 31, 1999 is set out below. Management believes that the financial data relating to 1999 does not provide a meaningful comparison of financial and operating data to the other periods shown below. In 1999, the Rosenthal mill was shut down from July to December while we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp from sulphite pulp and increased its annual production capacity from approximately 160,000 tonnes to approximately 300,000 tonnes. Between 1998 and 2000, we owned and operated an additional four paper mills that produced packaging, carton and printing papers which have been divested pursuant to our strategy to focus on our core operations.

	Year Ended December 31,
	2003		2002(1)		2001(1)	2000	1999(2)
	(Euro in thousands, other than per share and per tonne amounts)
Statement of Operations Data
Revenues	€194,556		€239,132		€216,447	€258,883	€121,639
Cost of sales	€179,690		€213,463		€184,679	€193,704	€110,120
Gross profit	€14,866		€25,669		€31,768	€65,179	€11,519
Income (loss) from operations	€(4,541)		€(1,145)		€13,332	€49,665	€(9,527)
Net income (loss)	€(3,593)		€(6,322)		€(2,823)	€32,013	€(35,773)	(3)
Net income (loss) per share,
Basic	€(0.21)		€(0.38)		€(0.17)	€1.91	€(2.18)	(3)
Diluted	€(0.21)		€(0.38)		€(0.17)	€1.87	€(2.18)	(3)
Weighted average shares outstanding (in thousands),
Basic	16,941		16,775		16,875	16,779	16,390
Diluted	16,941		16,775		16,875	17,144	16,390
Balance Sheet Data
Current assets	€128,401	(4)	€96,217		€93,212	€98,881	€68,674
Current liabilities	€177,348		€89,889		€77,668	€70,493	€115,413
Working capital	€(48,947)		€6,328		€15,544	€28,388	€(46,739)
Total assets	€935,905	(5)	€599,750	(5)	€429,593	€429,724	€452,932
Long-term liabilities	€625,702	(6)	€384,892	(6)	€220,312	€225,734	€235,154
Shareholders' equity	€132,855		€124,969		€131,613	€133,497	€102,365

Other Data
Pulp Operations(7):
Pulp sales	€126,594	€130,173	€146,245	€159,713	€37,622
Sales volume (tonnes)	303,655	293,607	285,654	239,552	94,523
Productivity (tonnes produced per day)	898	887	876	736	469
Cash production costs (per tonne sold)(8)	€307	€312	€342	€353	€412
Income (loss) from operations	€127	€1,838	€18,610	€49,594	€(4,152)
Depreciation	€21,881	€21,567	€21,422	€20,481	€4,607
Average price realized (per tonne)	€417	€443	€512	€667	€398
Dividends:
Cash dividends	—	—	—	—	€789
Cash dividends per share	—	—	—	—	€0.05
Cash dividends ($)	—	—	—	—	$834
Cash dividends per share ($)	—	—	—	—	$0.05

(1)
We acquired the specialty paper mill in Landqart effective December 2001 and we reorganized our interest in Landqart at the end of 2002. Results from the Landqart mill are not included in our results for 2001, but are included for 2002. The Landqart mill sold approximately 18,613 tonnes for approximately €43.2 million in 2001 and approximately 18,222 tonnes for approximately €39.7 million in 2002. As of December 31, 2002, our interest in the Landqart mill is no longer consolidated and is included in our financial results on an equity basis in 2003.

(2)
The Rosenthal mill was shut down from July to December 1999 in connection with its conversion from sulphite to kraft pulp production.

(3)
Net loss before a special charge was €15.0 million, or €0.91 per share.

(4)
We have applied for investment grants from the federal and state governments of Germany and had claims of €82.1 million outstanding at December 31, 2003, which we expect to receive in 2004. However, in accordance with our accounting policies, we do not record these grants until they are received.

(5)
Includes approximately €503.2 million and €186.6 million related to properties construction in progress at the site of the Stendal mill for 2003 and 2002, respectively.

(6)
Includes approximately €367.4 million and €176.6 million related to construction in progress at the site of the Stendal mill for 2003 and 2002, respectively.

(7)
Excluding intercompany sales.

(8)
Cash production costs per tonne sold are determined by subtracting depreciation and shipping and handling costs from cost of sales for the pulp segment divided by sales volume.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations as of and for the three years ended December 31, 2003 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro. Accordingly, our financial statements for the years ended December 31, 2002 and 2003 included in this annual report are stated in Euros and our financial statements for periods prior to the year ended December 31, 2002 included in this annual report have been restated in Euros and reclassified to conform to the current presentation. The following management discussion and analysis of our financial condition and results of operations is based upon the restated financial statements for all periods.

Results of Operations

        We operate in the pulp and paper business and our operations are located primarily in Germany. Our manufacturing facilities are comprised of: (a) the Rosenthal mill which produces softwood kraft pulp and has an annual production capacity of approximately 300,000 tonnes; (b) the Stendal project, a "greenfield" project to construct a new, state-of-the-art softwood kraft pulp mill, which is designed to have an annual production capacity of approximately 552,000 tonnes, being implemented by Stendal, our 63.6% owned project subsidiary; and (c) two paper mills which produce specialty papers and printing and writing papers and, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 tonnes.

        Total investment costs in respect of the Stendal project are estimated to be approximately €1.0 billion, the majority of which is being financed under the Stendal Loan Facility in the amount of €828 million and arranged with HVB. The construction of the Stendal mill commenced in August 2002 and is scheduled to be completed in the third quarter of 2004. Costs, including interest, in respect of the Stendal project are capitalized.

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

        Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp and paper prices. Historically kraft pulp and paper prices have been cyclical in nature. Kraft pulp prices, which had been at historically low levels between 1996 and 1999, rebounded in 2000 as a result of recoveries in Asian economies and a decline in capacity resulting from the shut-down of unprofitable or older mills requiring environmental upgrades. This contributed to tightening inventory levels and list prices increasing to an average of approximately $710 per tonne in the fourth quarter of 2000. However, the decline of North American and European economies in 2001 caused a sharp reduction in paper demand. As a result, producer inventories increased markedly and list price levels eroded to an average of approximately $460 per tonne in late 2001. List prices for kraft pulp averaged approximately

$463 per tonne in 2002. The weakening of the U.S. dollar against the Euro and other major currencies and an increase in demand resulting from improving American and major European economies in 2003 resulted in producers increasing list prices for kraft pulp in Europe to approximately $560 per tonne in December 2003 despite relatively high inventory levels. Most producers, including ourselves, announced a price increase for NBSK pulp for February 2004 to approximately $590 per tonne, which was largely implemented. Further price increases of $10 to $20 per tonne have been announced by various pulp producers for March 2004. However, there can be no assurance that any such increase will be implemented or, if implemented, that prices will not fall in ensuing months.

        Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro exchange rate and in interest rates. Changes in currency rates affect our performance because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though our sales are invoiced in Euros. Therefore, a weakening of the U.S. dollar against the Euro will generally reduce the amount of Euro revenues of our pulp operations. Most of our costs, including our debt obligations, are incurred in Euros. These do not fluctuate with the U.S. dollar to Euro exchange rate. Thus, a weakening of the U.S. dollar against the Euro tends to reduce our sales revenue, gross profit and income from operations.

        Changes in interest rates can impact our performance because the indebtedness we incurred under the credit facilities for establishing the Rosenthal and Stendal pulp mills provide for floating rates of interest.

        Changes in currency exchange and interest rates can impact both our operating results and certain foreign currency and interest rate derivatives Rosenthal and Stendal use to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See "Quantitative and Qualitative Disclosures about Market Risk".

        In order to partially protect against a weakening U.S. dollar, Rosenthal uses derivatives to swap its Euro denominated debt obligations to U.S. dollars (the "Currency Swaps") under the Rosenthal Loan Facility. Such derivatives effectively converted Rosenthal's loan obligations from Euros into U.S. dollars. Rosenthal's use of U.S. dollar currency derivatives ("Currency Forwards") had provided additional protection and augmented earnings and cash flow during a weakening U.S. dollar environment. We settled these Currency Swaps and Currency Forwards in December 2003. Primarily as a result of the substantial weakening of the U.S. dollar versus the Euro in 2003, we recognized a net gain of approximately €28.5 million on these Rosenthal foreign currency derivatives and certain interest rate derivatives of Rosenthal in the year ended December 31, 2003.

        Stendal, as required under its project financing, entered into variable-to-fixed rate swaps (the "Stendal Interest Rate Swap Agreements") to fix the interest rate for the full term of the Stendal Loan Facility. While such swaps effectively fix the interest cost on the Stendal Loan Facility and provide stability with respect to future interest payments, they have kept Stendal from benefiting from the general decline in interest rates in the later part of 2002 and in 2003. These swaps are marked to market on a quarterly basis taking into account, among other things, all future payments and the yield curve. Declining interest rates resulted in a non-cash holding loss of approximately €13.0 million on these swaps in 2003, compared to a non-cash holding loss of approximately €30.1 million in 2002. Stendal also entered into a currency forward contract in connection with the Stendal Loan Facility in the third quarter of 2003. This derivative instrument is also marked to market on a quarterly basis. Primarily as a result of the weakening of the U.S. dollar versus the Euro, a non-cash holding gain of €0.7 million on such currency forward contract was recognized for the year ended December 31, 2003.

        Since mid-2003, general trends with respect to interest rates have partially reversed and long-term European interest rates have risen somewhat, while the U.S. dollar has continued to weaken versus the Euro and other major currencies. The weak U.S. dollar has effectively reduced pulp selling prices in

Europe. However, the weak U.S. dollar and increased pulp demand resulting from improving American and major European economies has led to higher list prices for kraft pulp in Europe. We would expect the U.S. dollar to remain relatively weak against the Euro in the near term, although generally we would expect our operations to benefit from higher pulp pricing. If higher interest rates continue, the Stendal variable-to-fixed rate swaps may have a mark to market non-cash holding gain in future periods, which may be offset in part by higher interest rates payable on Rosenthal's debt obligations. If the Euro continued to materially strengthen against the U.S. dollar, it could, among other things, result in lower European interest rates. If European interest rates were to so decline, the Stendal variable-to-fixed rate interest swaps would result in further non-cash holding losses in future periods when they were marked to market. See "Quantitative and Qualitative Disclosures about Market Risk".

        Selected sales data for each of our last three years is as follows:

	Year Ended December 31,
	2003	2002		2001
	(tonnes)
Sales Volume by Product Class
Pulp(1)	303,655	293,607		285,654
Papers
Specialty papers	40,621	61,727	(2)	40,437	(2)
Printing papers	21,397	23,195		26,815

Total papers	62,018	84,922		67,252

Total(1)	365,673	378,529		352,906

	(in thousands)
Revenues by Product Class
Pulp(1)	€126,594	€130,173		€146,245
Papers
Specialty papers	40,082	79,358	(2)	35,959	(2)
Printing papers	15,780	18,352		22,797

Total papers	55,862	97,710		58,756

Total(1)	€182,456	€227,883		€205,001

(1)
Excluding intercompany sales volumes of 5,527, 10,768 and 10,447 tonnes of pulp and intercompany net sales revenues of approximately €2.3 million, €4.9 million and €5.8 million in 2003, 2002 and 2001, respectively.

(2)
We acquired Landqart, which operates a specialty paper mill, in December 2001 for approximately $2.7 million. As of December 31, 2002, our interest in Landqart is no longer consolidated and is included in our financial results on an equity basis in 2003. Accordingly, sales from the Landqart specialty paper mill are not included in our results for 2001, but are included for 2002. The Landqart mill sold approximately 18,222 tonnes for approximately €39.7 million in 2002.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        In the year ended December 31, 2003, total revenues decreased to €194.6 million from €239.1 million in the year ended December 31, 2002, primarily as the current period does not include the revenues of the Landqart specialty paper mill, which we reorganized in December 2002 and now account for under the equity method. Primarily as a result thereof, pulp and paper revenues decreased to €182.5 million in the current period from €227.9 million in 2002.

        Cost of pulp and paper sales in the year ended December 31, 2003 decreased to €179.7 million from €213.5 million in the year ended December 31, 2002, primarily as a result of the deconsolidation of Landqart.

        Pulp sales in the current period were €126.6 million, compared to €130.2 million in 2002. U.S. dollar denominated list pulp price increases were mostly offset by a 17% decline in the U.S. dollar against the Euro in 2003. Average list prices for NBSK pulp in Europe were approximately €420 ($440) per tonne at the end of 2002, approximately €441 ($480) per tonne in the first quarter of 2003, approximately €484 ($550) per tonne in the second quarter of 2003, approximately €444 ($500) per tonne in the third quarter of 2003 and approximately €444 ($560) per tonne in the fourth quarter of 2003. Prices further improved to approximately €464 ($590) per tonne in early 2004. Our pulp sales realizations were €417 per tonne on average in the current period, compared to €443 per tonne in 2002. Pulp sales by volume increased to 303,655 tonnes in the current period from 293,607 tonnes in 2002.

        Cost of sales and general and administrative expenses for the pulp operations were €136.6 million for the year ended December 31, 2003, compared to €138.9 million for the year ended December 31, 2002. On average, fiber costs for pulp production in the current period generally remained at the same level as in the year ended December 31, 2002. Depreciation within the pulp segment was €21.9 million in the current period, compared to €21.6 million in 2002.

        Our pulp operations generated operating income of €0.1 million in the year ended December 31, 2003, compared to operating income of €1.8 million in 2002.

        Results for our paper segment during the current period reflect the aforementioned exclusion of the results from the Landqart specialty paper mill, which were included in the results for the prior year. Paper sales in the current period decreased to €55.9 million from €97.7 million in 2002. Sales of specialty papers in the year ended December 31, 2003 decreased to €40.1 million from €79.4 million in the year ended December 31, 2002. Total paper sales volumes decreased to 62,018 tonnes in the year ended December 31, 2003 from 84,922 tonnes in the year ended December 31, 2002. On average, prices for specialty papers realized in the year ended December 31, 2003 decreased by approximately 23.3% as our product mix changed upon the deconsolidation of the Landqart mill, and for printing papers decreased by approximately 6.8%, compared to the year ended December 31, 2002.

        Cost of sales and general and administrative expenses for the paper operations decreased to €57.9 million in the current period from €101.0 million in 2002 as a result of lower paper sales. Paper segment depreciation decreased to €2.0 million in the year ended December 31, 2003 from €4.0 million in the prior period.

        Our paper operations generated operating income of €0.1 million in the year ended December 31, 2003, compared to an operating loss of €4.5 million in the year ended December 31, 2002.

        Consolidated general and administrative expenses decreased to €19.3 million in the year ended December 31, 2003 from €25.0 million in the year ended December 31, 2002, primarily as a result of the exclusion of the results of the Landqart mill and a decrease in professional fees in the current period.

        For the year ended December 31, 2003, we reported a loss from operations of €4.5 million, compared to €1.1 million in 2002. Interest expense (excluding capitalized interest of €17.4 million in respect of the Stendal project) in the current period decreased to €11.5 million from €13.8 million in 2002, primarily as a result of lower borrowing costs and lower indebtedness for our operating units. During the current period, we made principal repayments of €13.2 million in respect of the indebtedness of the Rosenthal pulp mill.

        Pursuant to the Stendal Loan Facility, Stendal entered into the Stendal Interest Rate Swap Agreements for the full term of the facility to manage the risk exposure with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the Stendal Loan Facility. Under these swaps, Stendal pays a fixed rate and receives a floating rate with respect to interest payments calculated on a notional amount. These swaps manage the exposure to variable cash flow risk from the variable interest payments under the Stendal Loan Facility. Stendal also entered into a currency forward contract in connection with the Stendal Loan Facility in the third quarter of 2003. These derivatives are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for such period. In 2003, we recorded a non-cash holding loss of approximately €13.0 million when these swaps were marked to market at the end of the period, compared to a non-cash holding loss of approximately €30.1 million in 2002. A non-cash holding gain of €0.7 million before minority interests was recognized in respect of the currency forward in the year ended December 31, 2003. We determine market valuations based primarily upon values provided by our counterparties.

        In addition, Rosenthal had entered into Currency Swaps to manage its exposure with respect to an aggregate amount of approximately €198.4 million of the principal long-term indebtedness of the Rosenthal mill under the Rosenthal Loan Facility. Rosenthal had also entered into Currency Forwards and forward interest rate and interest cap contracts ("Interest Rate Contracts") in connection with certain indebtedness relating to the Rosenthal mill. The Currency Swaps and the Currency Forwards were settled in December 2003. These derivatives are also marked to market at the end of each reporting period, and all gains and losses are recognized in earnings for such period. Primarily as a result of the weakening of the U.S. dollar versus the Euro, in the current year we recognized a net gain of €28.5 million upon the settlement of the Currency Swaps and Currency Forwards and the mark to market valuation of the Interest Rate Contracts. In 2002, we recognized a net gain of €23.4 million from these derivative contracts.

        Minority interest in the year ended December 31, 2003 amounted to €5.6 million and represented the proportion of the loss of the Stendal project allocated to the two minority shareholders of Stendal. Minority interest in the year ended December 31, 2002 amounted to €11.0 million.

        Our results for the year ended December 31, 2003 include an adjustment of €5.6 million for the non-cash aggregate pre-tax earnings impact of other-than-temporary impairment losses on certain of our available-for-sale securities. This adjustment was recorded in other income (expense) in our consolidated statement of operations. This adjustment did not affect our shareholders' equity since all of our available-for-sale securities are marked to market on a quarterly basis and unrealized gains or losses are reported through the statement of comprehensive income in our financial statements and recorded in other comprehensive income (loss) within shareholders' equity on our balance sheet. Such unrealized gains or losses, the cost base and the current marked to market value of our available-for-sale securities are further described in the notes to our annual financial statements. These were legacy investments and unrelated to our pulp and paper operations and were largely sold in December 2003.

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

        During 2003, we recorded a reserve for potential tax obligations of €3.0 million and an asset write-down of €2.3 million related to the valuation of certain assets in which we have a non-controlling interest as a result of the Landqart reorganization in 2002. No similar reserves or write-downs were recorded in 2002. Our results for 2003 also include a one-time pre-tax charge of approximately €1.0 million for settlement expenses relating to a proxy solicitation and settlement agreement with respect to our 2003 annual meeting.

        For the year ended December 31, 2003, we reported a net loss of €3.6 million, or €0.21 per share on a basic and diluted basis, compared to a net loss of €6.3 million, or €0.38 per share on a basic and diluted basis, in the year ended December 31, 2002.

        As the Stendal project is currently under construction and because of its overall size relative to our other facilities, management uses consolidated operating results excluding derivative items relating to the Stendal project to measure the performance and results of our operating units. Management believes this measure provides meaningful information for it and securityholders on the performance of our operating facilities for a reporting period. Upon commencement of commercial production, the Stendal project will be evaluated with our other operating units. For the year ended December 31, 2003, we reported a net loss of €3.6 million or €0.21 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of €13.0 million on the Stendal Interest Rate Swap Agreements to, and subtracting the gain on the currency forward relating to the Stendal Loan Facility of €0.7 million and minority interest of €5.6 million from, the reported net loss of €3.6 million, we would have reported net income of €3.1 million or €0.18 per share on a diluted basis. For the year ended December 31, 2002, we reported a net loss of €6.3 million or €0.38 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of €30.1 million on the Stendal Interest Rate Swap Agreements to, and subtracting minority interests of €11.0 million from, the reported net loss of €6.3 million, we would have reported net income of €12.8 million or €0.76 per share on a diluted basis. This measure has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States ("GAAP").

        We generated "Operating EBITDA" of €19.6 million in the current period, compared to Operating EBITDA of €24.5 million in 2002. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization. Operating EBITDA is calculated by adding depreciation and amortization of €24.1 million and €25.6 million to the loss from operations of €4.5 million and €1.1 million for the years ended December 31, 2003 and 2002, respectively.

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

        Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity.

        Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: (i) Operating EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Operating EBITDA does not reflect changes in, or cash requirements for, working capital needs; and (iii) Operating EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt. Because of these limitations, operating EBITDA should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA as calculated by other companies.

        The following table provides a reconciliation of net income (loss) to (loss) income from operations and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2003	2002
	(in thousands)
Net loss	€(3,593)	€(6,322)
Minority interest	(5,647)	(10,965)
Income taxes	3,172	(264)
Interest expense	11,523	13,753
Investment income	(1,653)	(436)
Derivative financial instruments	(16,168)	6,679
Impairment of investments	7,825	—
Other non-operating income	—	(3,590)

Loss from operations	(4,541)	(1,145)
Add: Depreciation and amortization	24,105	25,614

Operating EBITDA	€19,564	€24,469

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        In 2002, total revenues increased by approximately 10.5% to €239.1 million from €216.4 million in 2001, primarily as a result of increased sales of specialty papers resulting from the acquisition of the Landqart mill in December 2001. In 2002, pulp and paper revenues increased by approximately 11.2% to €227.9 million from €205.0 million in 2001, on a 66.3% increase in paper sales partially offset by an 11.0% decrease in pulp sales.

        Costs of sales in 2002 increased to €213.5 million from €184.7 million in 2001, primarily as a result of higher revenues.

        Pulp sales in 2002 decreased to €130.2 million from €146.2 million in 2001, as global economic weakness and high producer inventory levels lead to lower prices. List prices for kraft pulp in Europe decreased from approximately €528 ($470) per tonne at the end of 2001 to approximately €420 ($440) per tonne at the end of the fourth quarter of 2002, before improving in early 2003 due primarily to supply disruptions. Our pulp sales realizations in 2002 decreased to €443 per tonne from €512 per tonne in 2001 as a result of such lower sales prices and the weaker dollar versus the Euro during 2002 compared to the prior period. Pulp sales by volume increased to 293,607 tonnes in 2002 from 285,654 tonnes in 2001, when we had 19 days of unscheduled technical downtime at the Rosenthal mill.

        Cost of sales and general and administrative expenses for our pulp operations decreased to €138.9 million in 2002 from €140.4 million in 2001 despite higher production and sales volumes. On average, our per tonne fiber costs for pulp production decreased by approximately 5.8% in 2002 compared to 2001 primarily because of lower fiber costs. Additionally, efficiency improvements at the Rosenthal mill also reduced energy and chemical costs relative to 2001. Depreciation was €21.6 million in 2002 compared to €21.4 million in 2001. In 2002, our average per tonne production costs (excluding depreciation) were reduced by approximately 9% compared to 2001.

        Our pulp operations generated €1.8 million of income from operations in 2002, compared to €18.6 million in 2001.

        Paper sales in 2002 increased to €97.7 million from €58.8 million in 2001. Sales of specialty papers in 2002 increased to €79.4 million from €36.0 million in 2001 as a result of the inclusion of the results of the Landqart mill, which contributed sales volumes of 18,222 tonnes in 2002. Excluding Landqart, our sales volumes for these grades increased to 43,505 tonnes in 2002 from 40,437 tonnes in 2001. This increase in specialty paper sales is largely the result of our strategy to focus on niche products. In response to market conditions, we adjusted our product mix to more specialty products at our Heidenau mill where volumes of printing papers decreased to 23,195 tonnes in 2002 from 26,815 in the prior period. On average, prices for specialty papers realized in 2002 increased by approximately 44.6% and for printing papers decreased by approximately 6.9%, compared to 2001.

        Cost of sales and general and administrative expenses for our paper operations increased to €101.0 million in 2002 from €61.7 million in 2001 as a result of the inclusion of Landqart. This increase was partially offset by lower raw material prices, particularly for virgin pulp and waste paper as compared to 2001. Furthermore, the flooding experienced at our Heidenau and Fährbrücke paper mills in August 2002 resulted in a period of reduced production and increased costs. Depreciation increased to €4.0 million in 2002 from €1.5 million in the prior year, as a result of the inclusion of Landqart.

        A loss from operations of €4.5 million was recorded by our paper operations in 2002 relative to a €2.5 million loss from operations in 2001.

        General and administrative expenses increased to €25.0 million in 2002 from €18.4 million in 2001, primarily as a result of the inclusion of the results of the Landqart mill and a foreign exchange transaction loss of €3.0 million in 2002. In 2001, we recorded a foreign exchange transaction gain of €3.4 million.

        We had a loss from operations of €1.1 million in 2002, compared to income from operations of €13.3 million in 2001. Interest expense (excluding capitalized interest of €3.1 million in respect of the Stendal project) in 2002 decreased to €13.8 million from €16.2 million in 2001, primarily as a result of repayments made on outstanding indebtedness.

        We recognized a holding loss of €30.1 million before minority interests in respect of the Stendal Interest Rate Swap Agreements for the year ended December 31, 2002. See "Quantitative and Qualitative Disclosures about Market Risk".

        During 2002, we settled two Currency Swaps which were entered into earlier in the year to realize gains. We then subsequently re-entered into two Currency Swaps and one of them was settled and a gain was realized in December 2002. In addition, we have entered into Currency Forwards and Interest Rate Contracts in connection with certain indebtedness relating to the Rosenthal mill. These derivatives are also marked to market at the end of each reporting period and all gains and losses are recognized in earnings for a reporting period. In 2002, we realized a total gain of €23.4 million from these derivative contracts. See "Quantitative and Qualitative Disclosures about Market Risk".

        Income tax impacts were negligible in both 2002 and 2001 given the pre-tax losses sustained in both years. Minority interest in 2002 amounted to €11.0 million and represented the minority shareholders' interest in the losses of Stendal. There was no minority interest in 2001.

        For 2002, we reported a net loss of €6.3 million, or €0.38 per share on a basic and diluted basis, compared to a net loss of €2.8 million, or €0.17 per share on a basic and diluted basis, in 2001.

        For 2002, excluding items related to the Stendal project, net income would have been €12.8 million, or €0.76 per share on a diluted basis, which was determined by adding the loss on derivative financial instruments of €30.1 million to, and subtracting minority interest of €11.0 million from, the reported net loss of €6.3 million. As the Stendal project is currently under construction and because of its overall size relative to our other facilities, management uses our consolidated operating results excluding items relating to the Stendal project to measure the performance and results of our operating units. Management believes this measure provides meaningful information on the performance of our operating facilities for a reporting period.

Liquidity and Capital Resources

        The following table is a summary of selected financial information for the periods indicated:

	As at December 31,
	2003		2002
	(in thousands)
Financial Position
Cash and cash equivalents	€51,993		€30,261
Working capital	(48,947)	(1)	6,328
Properties, net	745,178		441,990
Total assets	935,905	(2)	599,750	(2)
Long-term liabilities	625,702	(3)	384,892	(3)
Shareholders' equity	132,855		124,969

(1)
We have applied for investment grants from the federal and state governments of Germany and had claims of €82.1 million outstanding at December 31, 2003, which we expect to receive in 2004. However, in accordance with our accounting policies, we do not record these grants until they are received.

(2)
Includes approximately €503.2 million and €186.6 million as at December 31, 2003 and 2002, respectively, related to properties construction in progress at the site of the Stendal mill.

(3)
Includes approximately €324.2 million and €146.5 million as at December 31, 2003 and 2002, respectively, related to construction in progress at the site of the Stendal mill.

        At December 31, 2003, our cash and cash equivalents were €52.0 million, compared to €30.3 million at the end of 2002. We also had €15.2 million of cash restricted to pay construction in progress costs payable and €19.1 million of cash restricted in a debt service account, both related to the Stendal project. In addition, we had €25.1 million of cash restricted in a debt service account relating to the Rosenthal mill. At December 31, 2003, we had a working capital deficit of €48.9 million, primarily because we pre-finance certain governmental grants which we expect to receive under a dedicated tranche of the Stendal Loan Facility but, under our accounting policies, do not record these grants until they are received, as well as Stendal construction in progress costs payable for which we had not drawn down under such facility. At the end of 2003, we had applied for investment grants totaling approximately €82.1 million from the federal and state governments of Germany which we expect to receive in 2004. Approximately €74.0 million of these grants, when received, will be applied to repay the amounts drawn under the dedicated tranche of the Stendal Loan Facility. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. At the end of 2003, we had Stendal construction in progress costs payable of €42.8 million which will be paid pursuant to the Stendal Loan Facility in the ordinary course.

        In October 2003, we completed the sale of $82.5 million in aggregate principal amount of convertible senior subordinated notes due October 2010. The notes bear interest at a rate of 8.5% per annum and are convertible into our shares of beneficial interest at a conversion price of $7.75 per share. The net proceeds from the offering of approximately $78.4 million were used to repay in full our indebtedness, including fees and accrued interest, under two bridge loan facilities aggregating approximately $66.9 million and the balance was used for general corporate purposes, including working capital.

        We expect to continue to generate sufficient cash flow from operations to pay our interest and debt service expenses and meet the working and maintenance capital requirements for our current operations. We currently do not have any revolving credit facilities. From time to time, we have entered into project specific credit facilities to finance capital projects and expect to continue to do so, subject to availability. We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses during start-up, through shareholder advances already made to Stendal, the Stendal Loan Facility, which includes a revolving line of credit for the mill, the receipt of government grants and, when operational, cash flow from operations. See "Business — Stendal Pulp Mill Project and Financing" and "Business — Description of Certain Indebtedness — Stendal Pulp Mill Project Financing".

Operating Activities

        Operating activities in 2003 provided cash of €31.4 million, compared to €40.4 million in 2002. Net changes in trading securities provided cash of €0.3 million in 2003, compared to €4.4 million in 2002. An increase in receivables due primarily to higher sales in December 2003 used cash of €4.7 million in the current period, compared to a decrease in receivables providing cash of €18.2 million in 2002. An increase in inventories due primarily to the build up of fiber in connection with the start-up of the Stendal mill used cash of €7.5 million in 2003, compared to a decrease in inventories providing cash of €1.7 million in 2002. A decrease in cumulative unrealized gains on derivatives provided cash of €3.8 million in 2003, compared to an increase in the same using cash of €3.3 million in 2002. An increase in accounts payable and accrued expenses provided cash of €1.1 million in 2003, compared to a decrease in the same using cash of €12.7 million in 2002.

Investing Activities

        Investing activities in 2003 used cash of €318.5 million, primarily as a result of the acquisition of properties, net of investment grants, of which €316.7 million was attributable to the Stendal project, compared to €195.7 million in 2002, of which €186.6 million was attributable to the Stendal project. Sales of available-for-sale securities provided cash of €6.4 million in 2003.

        We have applied for investment grants from the federal and state governments of Germany and have claims of €82.1 million outstanding as of December 31, 2003. We expect to receive the full amount of our currently outstanding claims in 2004. We received investment grants totaling €82.7 million with respect to the Stendal project as at December 31, 2003. In accordance with our accounting policies, we do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them. See "Business — Government Financing".

        Our paper mills had to replace certain equipment that was damaged as a result of flooding in parts of Germany and other eastern European countries during the third quarter of 2002. The aggregate equipment costs are estimated to be approximately €3.3 million, of which approximately €3.0 million was incurred in 2003. We have applied for German government grants and for assistance under special credit programs instituted by the German government for flooding victims in connection with these costs and for certain repairs required at the paper mills as a result of the flooding. As at December 31, 2003, we had received approximately €3.5 million of grants, of which €1.9 million was recognized as income in the current period and the balance has either been deferred or deducted from the cost of property acquired. Although we have received approval for the full amount of these grants and assistance applied for, there can be no assurance that we will receive any unpaid amounts of such grants and assistance.

        We are in the process of constructing a wastewater treatment plant at the Fährbrücke mill and have completed reconstructing the landfill at the Rosenthal mill. See "Business — Environmental" and "Business — Capital Expenditures".

        In August 2002, we completed financing arrangements for the Stendal project. Total investment costs in connection with the project are approximately €1.0 billion, the majority of which is to be provided under the Stendal Loan Facility. We also contributed approximately €63.5 million to Stendal. For more information about the Stendal project, see "Business — Stendal Pulp Mill Project and Financing" and "Business — Capital Expenditures".

Financing Activities

        Financing activities provided cash of €307.1 million in the year ended December 31, 2003. A net increase in indebtedness, primarily related to the Stendal project, provided cash of €299.0 million. An increase in restricted cash used cash of €11.1 million in the current period. We made principal repayments of €13.2 million in connection with the Rosenthal Loan Facility in the year ended December 31, 2003. The issuance of shares in connection with the exercise of options provided cash of €0.9 million in the current period. Financing activities provided cash of €174.7 million in 2002, primarily as a result of a net increase in indebtedness relating to the Stendal project.

        In 2003, our paper operations secured two term credit facilities aggregating approximately €2.5 million, which facilities along with certain government grants are being utilized to repair flooding damage suffered by the mills in 2002. For information about these credit facilities, see "Business — Description of Certain Indebtedness — Paper Mill Project Facilities".

        In addition, in 2003, our Fährbrücke paper mill secured three credit facilities aggregating €5.5 million, which facilities along with certain government grants will be utilized to finance equipment and construction costs associated with expanding, adapting and improving the efficiency of the paper machine at the mill. This will also permit the mill to produce pre-impregnated décor paper. For information about these credit facilities, see "Business — Description of Certain Indebtedness — Paper Mill Project Facilities". As at December 31, 2003, we had utilized an aggregate of approximately €6.0 million of €8.0 million available under these five credit facilities relating to the paper operations.

        Our pulp and paper operations were reorganized in 2002 which resulted in a reduction of tax losses being carried forward from December 31, 2001 and these tax losses were fully utilized. For more information, see Note 10 of our consolidated financial statements included in this annual report.

        Other than the agreements entered into by Stendal relating to the Stendal project, we had no material commitments to acquire assets or operating businesses at December 31, 2003. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, borrowing against our assets, the sale of debt and/or equity securities and/or asset sales.

Contractual Obligations and Commitments

        The following table sets out our contractual obligations and commitments as at December 31, 2003 in connection with our long-term liabilities:

	Payments Due By Period
Contractual Obligations
	2004	2005-2006	2007-2008	Beyond 2008	Total
	(in thousands)
Long-term debt(1)	€15,801	€34,116	€38,836	€182,949	€271,702
Construction in progress, Stendal(2)	—	18,248	48,877	267,467	334,592
Capital lease obligations(3)	1,932	1,854	453	—	4,239
Operating lease obligations(4)	2,097	3,149	3,280	80	8,606
Purchase obligations(5)	37,764	44,382	4,117	—	86,263
Other long-term liabilities(6)	27	—	125	57	209

Total	€57,621	€101,749	€95,688	€450,553	€705,611

(1)
This reflects principal only relating primarily to indebtedness under the Rosenthal Loan Facility and credit facilities relating to the paper mills, but does not reflect indebtedness relating to the Stendal project. See "Business — Description of Certain Indebtedness", footnote 2 below and Note 9 to our annual financial statements included herein for a description of such indebtedness. Does not include amounts associated with derivatives entered into in connection with indebtedness relating to the Rosenthal mill. See "Quantitative and Qualitative Disclosure about Market Risk" for information about our derivatives.

(2)
This reflects principal only in connection with indebtedness relating to the Stendal project, including under the Stendal Loan Facility and convertible notes. See "Business — Description of Certain Indebtedness" and Note 9 to our annual financial statements included herein for a description of such indebtedness. Does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See "Quantitative and Qualitative Disclosure about Market Risk" for information about our derivatives.

(3)
Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.

(4)
Operating lease obligations relate to transportation vehicles and other production and office equipment.

(5)
Purchase obligations relate primarily to take-or-pay contracts made in the ordinary course of business, of which purchases of raw materials and supplies totaled approximately €85.0 million.

(6)
Other long-term liabilities relate primarily to pension liability. Does not include obligations under employment agreements.

Capital Resources

        For a description of our credit facilities, see "Business — Description of Certain Indebtedness".

Sensitivity Analysis

        The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to changes in industry capacity and in the economy, both of which can have a significant influence on our selling prices and earnings. Approximately €126.6 million, or approximately 69.4%, of our revenues in 2003 were from pulp sales. The following table illustrates the effect on our net operating results in 2003 and 2002 of a $20 change in our average selling price per tonne for NBSK pulp in 2003 and 2002, based upon our pulp sales during each year and translated into Euros at the average exchange rate for the U.S. dollar to the Euro for the year:

	Year Ended December 31,
	2003	2002
	(in thousands, except per share amounts)
NBSK Pulp — $20 per tonne change
Change in net loss	€5,367	€6,260
Change in net loss per share	0.32	0.37

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

        In the year ended December 31, 2003, we reported a net €2.5 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to €6.0 million at December 31, 2003 from €3.5 million at December 31, 2002.

        Based upon the exchange rate at December 31, 2003, the U.S. dollar decreased by approximately 17% in value against the Euro since December 31, 2002. See "Quantitative and Qualitative Disclosures about Market Risk".

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, asset impairments, income taxes, and contingencies. Actual results could differ from these estimates.

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

        We reported a non-cash holding loss of €13.0 million before minority interests in respect of the Stendal Interest Rate Swap Agreements, a non-cash holding gain of €0.7 million before minority interests in respect of the Stendal currency forward contract and a gain of €28.5 million in respect of the Rosenthal Interest Rate Contracts and settlement of the Currency Swaps and Currency Forwards in our loss for the year ended December 31, 2003.

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

        Deferred Taxes.    We currently have deferred tax assets which are comprised primarily of tax loss carryforwards and deductible temporary differences, both of which will reduce taxable income in the future. We assess the realization of these deferred tax assets on a periodic basis to determine whether a valuation allowance is required. We determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized, based on currently available information, including, but not limited to, the following:

  •
  the history of the tax loss carryforwards and their expiry dates;

  •
  our projected earnings; and

  •
  tax planning opportunities.

        If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. As at December 31, 2003, we had €84.5 million in deferred tax assets and €74.5 million in valuation allowances, resulting in a net deferred tax asset of €10.0 million.

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

        Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay in a three-year period. The requirement and timing of capital expenditures and the amount of wastewater fee charges are subject to negotiation with government agencies. As a result, we believe that our capital investment programs for our manufacturing plants will fully offset the wastewater fees that would have been payable for the past three years, subject to environmental audits. We estimate the aggregate wastewater fees for the past three years to be approximately €9.6 million.

        Other than wastewater fees, we accrue for environmental remediation liabilities on a site-by-site basis when it is probable that a loss can be reasonably estimated, or as a result of an environmental action or claim, environmental studies that we conduct or regulatory assessment. As at December 31, 2003, we recorded a liability for environmental conservation expenditures of €1.8 million, based on environmental studies that we conducted. We believe that the liability amount recorded is sufficient, subject to future changes in German environmental regulations.

Cautionary Statement Regarding Forward-Looking Information

        Statements in this annual report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on present information we have related to our existing business circumstances and involve a number of risks and uncertainties, any of which could cause actual results to differ materially from these forward-looking statements. We caution you that we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. Factors that could cause actual results to differ materially include, but are not limited to:

        Indebtedness.    We have incurred a significant amount of debt. Our high debt levels may have important consequences for us, including, but not limited to the following:

  •
  our ability to obtain additional financing to fund future operations or meet our working capital needs or any such financing may not be available on terms favorable to us;

  •
  a certain amount of our operating cash flow is dedicated to the payment of principal and interest on our indebtedness, thereby diminishing funds that would otherwise be available for our operations and for other purposes;

  •
  a substantial decrease in net operating cash flows or increase in our expenses could make it more difficult for us to meet our debt service requirements, which could force us to modify our operations; and

  •
  our leveraged capital structure may place us at a competitive disadvantage by hindering our ability to adjust rapidly to changing market conditions or by making us vulnerable to a downturn in our business or the economy in general.

        Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations may depend in significant part on the success of the Stendal pulp mill and the extent to which we can implement successfully our business and growth strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.

        Cyclical Nature of Business.    The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and are sensitive to cyclical changes in industry capacity and in the global economy, all of which can have a significant influence on selling prices and our earnings. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. During the past three calendar years, list pulp prices have fallen significantly. Although pulp prices have improved overall in 2003 and 2004, we cannot predict the impact of continued economic weakness in most world markets or the impact of war, terrorist activity or other events on our markets.

        Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulplogs for pulp production, and waste paper and pulp for paper production. Fiber costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical in nature. Production costs also depend on the total volume of production. Lower operating rates and production efficiencies during periods of cyclically low demand result in higher average production costs and lower margins.

        Stendal Pulp Mill Project Uncertainties.    We are the majority shareholder of a project company that is constructing a softwood kraft pulp mill near the town of Stendal, Germany. We estimate the overall cost of this project at about €1.0 billion, and the performance of this project will have a material impact on our financial condition and operating performance. The construction of the Stendal mill is subject to various risks and uncertainties customary to larger "greenfield" projects of this nature which may result in the Stendal project not proceeding or being completed as scheduled or budgeted. Such delays and cost overruns may result from the lack of availability and cost of materials and labor, construction delays, equipment failures or damage, weather conditions, industrial accidents, governmental regulations, changes to government assistance, delays in obtaining or amending our permits, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship or defective equipment or installation. Further, the Stendal mill could experience operating difficulties or delays during the start-up period when production is being ramped up and the Stendal mill may not achieve our planned production, quality or cost projections.

        The Stendal project will also be subject to extensive and complex regulations and environmental compliance which may result in unanticipated delays, in substantial costs to Stendal and/or its shareholders, including us, or in the Stendal project being changed or not being completed at all. Any change in the foregoing could have a material adverse impact on our business, financial condition, results of operations and cash flow. The implementation of the Stendal project commenced in 2002 and is currently scheduled to be completed by the third quarter of 2004. However, there can be no assurance that the Stendal project will be completed as currently planned or that, if completed, the mill will perform as currently planned. For more information about the Stendal project, see "Business — Stendal Pulp Mill Project and Financing".

        Currency Exchange Rate and Interest Rate Fluctuations.    Approximately 69% of our sales in 2003 were in products quoted and listed in U.S. dollars while most of our operating costs and expenses are incurred in Euros. Our results of operations and financial condition are reported in Euros. A significant increase in the value of the Euro relative to the U.S. dollar would reduce the amount of revenues in Euros realized by us from sales denominated or priced in U.S. dollars. This would reduce our operating margin and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operation and cash flow.

        Stendal has entered into variable-to-fixed interest rate swaps to fix interest payments under the Stendal project financing facility, which has kept Stendal from benefiting from the general decline in interest rates in the latter part of 2002 and first half of 2003. In addition, Rosenthal has entered into interest rate contracts to limit the interest rate in connection with certain of its indebtedness. However, an increase in interest rates to such limit would require Rosenthal to make higher interest payments, which could adversely affect our results of operations and financial condition.

        Derivatives.    A significant amount of our sales revenue is based on pulp sales priced in U.S. dollars while our reporting currency is Euros and our costs are predominantly in Euros. We therefore use foreign currency derivative instruments primarily to manage against depreciation of the U.S. dollar against the Euro.

        We also use derivative instruments to limit our exposure to interest rate fluctuations. Concurrently with entering into the Stendal financing, Stendal entered into variable-to-fixed rate interest swaps for the full term of the facility to manage its interest rate risk exposure with respect to a maximum aggregate amount of approximately $612.6 million of the principal amount of such facility. Stendal has also entered into a currency forward contract in connection with the Stendal financing. Rosenthal also entered into currency swap, currency forward, interest rate and interest cap derivative instruments in connection with its outstanding floating rate indebtedness. Our derivative instruments are marked to market and can materially impact our operating results. For example, our operating results for fiscal 2003 and 2002 included net gains of €28.5 million and €23.4 million, respectively, on the Rosenthal derivatives and unrealized losses of €13.0 million and €30.1 million, respectively, on the Stendal interest rate swaps.

        If any of the variety of instruments and strategies we utilize are not effective, we may incur losses which may have a materially adverse effect on our business, financial condition, results of operations and cash flow. The purpose of our derivative activity may also be considered speculative in nature; our management does not use these instruments with respect to any pre-set percentage of revenues or other formula, but to reduce our potential losses or augment potential gains depending on our management's perception of future economic events and developments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk".

        Raw Materials.    Wood chips and pulplogs comprise the fiber used by the Rosenthal mill and which will be used by the Stendal mill. The fiber used by our paper mills consists of waste paper and pulp. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulplogs is primarily affected by the supply and demand for lumber. The cost of fiber for our paper mills is primarily affected by the supply and demand for paper and pulp. Demand for these raw materials is determined by the volume of pulp and paper products produced globally and regionally. The markets for pulp and paper products, including our products, are highly variable and are characterized by periods of excess product supply due to many factors, including periods of insufficient demand due to weak general economic activity or other causes. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if we are unable to pass along price increases to our customers.

        We do not own any timberlands, have any governmental timber concessions or have any long-term fiber contracts. Although raw materials are available from a number of suppliers, and we have not historically experienced supply interruptions or substantial price increases, our requirements will increase when the Stendal mill commences production and we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quality of fiber we receive could be reduced as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation, acts of god and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow.

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

        Labor Agreements.    The majority of our employees in Germany are represented by the IG-BCE, a national union that represents pulp and paper workers in Germany. The collective agreement relating to employees at our paper mills expired at the end of 2003. We expect to negotiate a new collective agreement with employees at our paper mills in the first half of 2004. Our pulp workers have agreed to defer negotiations in respect of an additional wage increase as a result of current general economic conditions. Although we have not experienced any significant work stoppages in the past, there can be no assurance that we will be able to negotiate an acceptable collective agreement with our employees at the paper mills or in potential wage negotiations with our pulp workers. This could result in a strike or work stoppage by the affected workers. The renewal of the collective agreements could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

        Key Personnel.    Our future success depends, to a large extent, on the efforts and abilities of our executive and senior mill operating officers. Such officers are industry professionals many of whom have operated through multiple business cycles. Our officers play an integral role in, among other things:

  •
  sales and marketing;

  •
  reducing operating costs;

  •
  identifying capital projects which provide a high rate of return; and

  •
  prioritizing expenditures and maintaining employee relations.

        The loss of our officers or any one of them could make us less competitive in these areas which could materially adversely affect our business, financial condition, results of operations and cash flows. We do not maintain any key person life insurance on any of our executive or senior mill operating officers.

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

        Other Risks.    Our future results could be adversely affected by a variety of other factors beyond our control, including, but not limited to:

  •
  general economic and business conditions, including changes in interest rates;

  •
  prices and other economic conditions;

  •
  natural phenomena;

  •
  actions by government authorities, including changes in government regulation;

  •
  uncertainties associated with legal proceedings;

  •
  technological development;

  •
  future decisions by management in response to changing conditions;

  •
  our ability to execute prospective business plans; and

  •
  misjudgments in the course of preparing forward-looking statements.

Inflation

        We do not believe that inflation has had a material impact on revenues or income during 2003.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks from changes in interest rates, foreign currency exchange rates, particularly the exchange rate between the U.S. dollar and the Euro, and equity prices which may affect our results of operations and financial condition and, consequently, our fair value. We manage these risks through internal risk management policies as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management's perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

        Many of our strategies, including the use of derivatives, and the types of derivatives selected by us, are based on historical trading patterns and correlations and our management's expectations of future events. However, these strategies may not be fully effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize are not effective, we may incur losses.

Derivatives

        Derivatives are contracts between two parties where payments between the parties are dependent upon movements in the price of an underlying asset, index or financial rate. Examples of derivatives include swaps, options and forward rate agreements. The notional amount of the derivatives is the contract amount used as a reference point to calculate the payments to be exchanged between the two parties and the notional amount itself is not generally exchanged by the parties.

        The principal derivatives we use are foreign exchange derivatives and interest rate derivatives.

        Foreign exchange derivatives include currency swaps which involve the exchange of fixed payments in one currency for the receipt of fixed payments in another currency. Such cross-currency swaps involve the exchange of both interest and principal amounts in two different currencies. They also include foreign exchange forwards which are contractual obligations in which two counterparties agree to exchange one currency for another at a specified price for settlement at a pre-determined future date. Forward contracts are effectively tailor-made agreements that are transacted between counterparties in the over-the-counter market.

        Interest rate derivatives include interest rate forwards (forward rate agreements) which are contractual obligations to buy or sell an interest-rate-sensitive financial instrument on a future date at a specified price. Forward contracts are effectively tailor-made agreements that are transacted between different counterparties in the over-the-counter market. They also include interest rate swaps which are over-the-counter contracts in which two counterparties exchange interest payments based upon rates applied to a notional amount.

        We use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars. We use interest rate derivatives to fix the rate of interest on indebtedness under the Rosenthal Loan Facility and the Stendal Loan Facility.

        All of the derivatives we enter into are pursuant to the Rosenthal Loan Facility and the Stendal Loan Facility, each of which provide facilities for foreign exchange derivatives, interest rate derivatives and commodities derivatives, subject to prescribed controls, including maximum notional and at-risk amounts. These credit facilities are secured by substantially all of the assets of the Rosenthal and Stendal pulp mills, respectively, and have the benefit of certain German governmental guarantees. These credit facilities do not have any separate margin requirements when derivatives are entered into pursuant to the terms and conditions thereof and are subsequently marked to market.

        All of the derivatives of Rosenthal and Stendal are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period.

        Rosenthal entered into the Currency Swaps in connection with our long-term indebtedness relating to the conversion of the Rosenthal mill to the production of kraft pulp. These derivatives had been contracted by Rosenthal using a dedicated credit line within the Rosenthal Loan Facility. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal had entered into the Currency Swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under these Currency Swaps, Rosenthal effectively pays the principal and interest in U.S. dollars and at U.S. dollar borrowing rates.

        In December 2000, Rosenthal entered into U.S. dollar/Euro Currency Swaps to manage its risk exposure with respect to in aggregate approximately €223.3 million of the principal amount under the Rosenthal Loan Facility. These swaps were subsequently settled and realized in July 2002. A currency gain was recognized when loan repayments were made under the currency swap contracts during the current period. As a consequence of the settlement of these Currency Swaps, commencing from April 1, 2002, interest was paid at the six-month Euribor plus bank margin rate and 4.5% fixed rate including bank margin, as applicable, in accordance with the terms of the original underlying loans.

        Subsequently in July 2002, Rosenthal re-entered the Currency Swaps for the principal amounts of €74.5 million and €130.4 million. In December 2002, the swap relating to the principal amount of €130.4 million under the Rosenthal Loan Facility was settled. In 2003, Rosenthal re-entered the Currency Swap for the notional amount of €124.2 million, maturing on September 30, 2008. In December 2003, both Currency Swaps were settled as a result of the substantial weakening of the U.S. dollar against the Euro in 2003.

        In addition, Rosenthal entered into the Interest Rate Contracts in the fourth quarter of 2002 and in 2003 to either fix or limit the interest rates in connection with certain of its indebtedness. Rosenthal also has entered into various Currency Forwards to reduce or limit its exposure to currency risks and to augment its potential gains or to reduce its potential losses. These Currency Forwards were also settled in 2003 as a result of the substantial weakening of the U.S. dollar against the Euro in 2003.

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

        The following table sets forth the maturity date, the notional amount and the recognized gain or loss, for derivatives that were transacted during 2002 and 2003:

Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss) Year Ended December 31, 2002	Notional Amount	Recognized Gain (Loss) Year Ended December 31, 2003
		(in millions)	(in thousands)	(in millions)	(in thousands)
Rosenthal
Currency Forward	Settled	$20.0	€319
Currency Forward	Settled	$20.0	591
Currency Forward	Settled	$20.0	724
Currency Forward	Settled	$10.0	582
Currency Forward	Settled	$1.0	(79)
Currency Swaps	Settled	€223.3	13,890
Repayment of Loan under Currency Swap	Settled	$5.2	245
Currency Swap	Settled	€130.4	6,974
Forward Rate Agreements(1)	Settled			$149.0	€(89)
Forward Rate Agreements(2)	Settled			$124.8	(7)
Currency Swap(3)	Settled	€74.5	2,486	€74.5	10,002
Currency Swap(4)	Settled			€124.2	14,057
Currency Forward	Settled			$20.0	768
Currency Forward	Settled			$30.0	3,751
Forward Rate Agreement	Settled			$126.9	(127)
Forward Rate Agreement(5)	Settled			$200.9	(343)

			25,732		28,012

		At December 31, 2002		At December 31, 2003
Interest Rate Cap Agreements(6)	September 2007	$205.9	(1,612)	$192.6	455
Forward Rate Agreements(1)	September 2003	$149.0	(509)
Forward Rate Agreement(2)	June 2003	$124.8	(182)

			(2,303)		455

			€23,429		€28,467

Stendal
Stendal Interest Rate Swap Agreements(7)	October 2017	€1,108.4	€(30,108)	€1,419.3	€(13,042)
Stendal Currency Forward	Settled		—	$10.0	743

			€(30,108)		€(12,299)

(1)
Rosenthal entered into two forward interest rate contracts with notional amounts of $74.5 million and $74.5 million both maturing on September 30, 2003. These derivatives were settled in 2003.

(2)
The forward rate agreement was settled in 2003.

(3)
The interest component of the swaps was required under the terms of the Rosenthal Loan Facility, and became effective for the period starting September 30, 2002. For the outstanding principal amounts of €74.5 million under the Rosenthal

  Loan Facility, all repayment installments from September 30, 2002 until September 30, 2013, were swapped into U.S. dollar amounts at a rate of Euro 1.0050. The interest rate was swapped into the six-month U.S. dollar/Libor plus bank margin rate with a cap of 6.8% until September 28, 2007.

(4)
The interest component of the swaps was required under the terms of the Rosenthal Loan Facility, and became effective for the period starting January 23, 2003. For the outstanding principal amounts of €124.2 million under the Rosenthal Loan Facility, all repayment installments from January 23, 2003 until September 30, 2008, were swapped into U.S. dollar amounts at a rate of Euro 1.075. The interest rate was swapped into the three-month U.S. dollar/Libor plus bank margin rate with a cap of 6.8% until September 28, 2007.

(5)
Rosenthal entered into two forward interest rate contracts with notional amounts of $74.0 million and $126.9 million both maturing on March 30, 2004.

(6)
Rosenthal entered into two interest rate cap contracts with notional amounts of $118.6 million (2002: $131.0 million) and $74.0 million (2002: $74.9 million), both maturing on September 28, 2007 with a strike rate of 6.8%.

(7)
In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Agreements, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matures in May 2004. The second contract is to commence in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract is to commence in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2002 and 2003, the notional amounts of these three contracts was (i) €30.9 million and €341.9 million, (ii) €464.9 million and €464.9 million, and (iii) €612.6 million and €612.6 million, respectively.

        We are exposed to very modest credit-related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.

        As of December 31, 2003, we have not entered into any material financial derivatives outside of our project companies, Rosenthal and Stendal, under their existing lines of credit. As at December 31, 2003, no derivative contract had been executed with respect to pulp prices.

Interest Rate Risk

        Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2003 and 2002, respectively, and expected cash flows from these instruments:

As at December 31, 2003

			Expected Future Cash Flow*
	Carrying Value
		Fair Value	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Cash restricted	€59,367	€59,367	€16,063	€876	€876	€876	€22,054	€26,561
Debt obligations(1)	210,664	210,664	24,239	23,333	28,636	23,673	23,088	173,330
Capital lease obligations(2)	4,046	4,046	1,932	1,510	344	214	239	—

*
Including dividends and interest where applicable.

(1)
Debt obligations consist of our debt, including the gross amount of loans payable to minority shareholders of Stendal.

(2)
Capital lease obligations relate to transportation vehicles and production equipment.

As at December 31, 2002

			Expected Future Cash Flow*
	Carrying Value
		Fair Value	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Cash restricted	€48,254	€48,254	€10,762	€1,296	€1,296	€1,296	€1,296	€48,858
Debt obligations(1)	224,257	224,257	23,403	29,755	20,152	36,983	38,658	144,167
Capital lease obligations(2)	2,087	2,087	877	793	371	124	83	2,248

*
Including dividends and interest where applicable.

(1)
Debt obligations consist of our debt, including the gross amount of loans payable to minority shareholders of Stendal.

(2)
Capital lease obligations relate to transportation vehicles and production equipment.

Foreign Currency Exchange Rate Risk

        Our reporting currency is the Euro. However, we hold financial instruments denominated in U.S. dollars, Swiss francs and, to a lesser extent, in Canadian dollars, which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the Euro will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the Euro will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the Euro will increase the fair value of such financial instrument assets and a depreciation of these currencies against the Euro will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. As a result of the change in our reporting currency from the U.S. dollar to the Euro, we re-calculated our financial instrument assets and liabilities that are sensitive to foreign currency exchange rate risk to measure their risk against the Euro, and cash restricted is no longer sensitive to foreign currency exchange rate risk. The following tables provide information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2003 and 2002, respectively, and expected cash flows from these instruments:

As at December 31, 2003

			Expected Future Cash Flow*
	Carrying Value
		Fair Value	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Investments(1)	€1,649	€1,649	€1,063	€—	€—	€—	€—	€586
Debt obligations(2)	66,449	66,449	6,527	5,568	5,568	5,568	5,568	75,471

*
Including dividends and interest where applicable.

(1)
Investments consist of equity securities, which are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars.

(2)
Debt obligations consist of our debt, denominated in U.S. dollars.

As at December 31, 2002

			Expected Future Cash Flow*
	Carrying Value
		Fair Value	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Investments(1)	€5,842	€5,842	€305	€—	€—	€—	€—	€5,537
Debt obligations(2)	11,686	11,686	3,197	9,355	—	—	—	—

*
Including dividends and interest where applicable.

(1)
Investments consist of equity securities, which are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars.

(2)
Debt obligations consist of our debt, denominated in U.S. dollars.

Equity Price Risk

        Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value of equity based financial instrument assets, thereby increasing our fair value. A decrease in trading prices will decrease the fair value of equity based financial instrument assets, thereby decreasing our fair value. The following tables provide information about our exposure to fluctuations in trading prices for the carrying amount of equity based financial instruments sensitive to such fluctuations as at December 31, 2003 and 2002, respectively, and expected cash flows from these instruments:

As at December 31, 2003

			Expected Future Cash Flow*
	Carrying Value
		Fair Value	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Investments(1)	€1,650	€1,650	€1,063	€—	€—	€—	€—	€587

*
Including dividends where applicable.

(1)
Investments consist of equity securities.

As at December 31, 2002

			Expected Future Cash Flow*
	Carrying Value
		Fair Value	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Investments(1)	€5,899	€5,899	€305	€—	€—	€—	€—	€5,594

*
Including dividends where applicable.

(1)
Investments consist of equity securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report, are included in this annual report commencing on page 69.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We appointed Deloitte & Touche LLP as our new independent auditors in place of Peterson Sullivan PLLC effective July 14, 2003. We also appointed Deloitte & Touche as the auditors for our significant subsidiaries. The appointment of Deloitte & Touche was approved by the audit committee of our board of trustees and the board of trustees. We received shareholder ratification of the appointment of Deloitte & Touche at our annual meeting held on August 22, 2003. The dismissal of Peterson Sullivan as our independent auditors was not the result of any disagreement between us and Peterson Sullivan on any matter. Peterson Sullivan has provided an unqualified audit opinion in connection with our annual financial statements for the periods ended December 31, 2002. For more information, see our Form 8-K/A dated August 6, 2003 filed with the SEC on August 7, 2003, and proxy statement dated as of and filed with the SEC on August 11, 2003.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As a Massachusetts trust, we are managed by "trustees", who have comparable duties and responsibilities as directors of corporations. Trustees are elected by shareholders at annual meetings for three-year terms. Each issued and outstanding share of beneficial interest is entitled to one vote at such meetings. Our trustees and executive officers are as follows:

        Jimmy S.H. Lee, age 46, has been a trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively.

        C.S. Moon, age 56, has been a trustee since June 1994. Mr. Moon is an independent consultant. He was formerly the Executive Director of Shin Ho Group of Korea, an international paper manufacturer headquartered in Korea until 1998. Mr. Moon joined Shin Ho Group in 1990 and previously served in managerial positions with Moo Kim Paper Manufacturing Co., Ltd. and Sam Yung Pulp Co., Ltd.

        Kenneth A. Shields, age 55, has been a trustee since August 2003. Mr. Shields was a founder of the institutional firm of Goepel Shields & Partners Inc., where he held the position of President and Chief Executive Officer. In April of 1998, the firm merged with McDermid St. Lawrence Securities Ltd. to become the investment firm of Goepel McDermid Inc. which was subsequently acquired, in January of 2001, by Florida-based Raymond James Financial, Inc. Mr. Shields currently serves as a member of the board of directors of Raymond James Financial, Inc. and serves as the President, Chief Executive Officer and a member of the board of directors of the Canadian subsidiary, Raymond James Ltd. Mr. Shields is also a director of TimberWest Forest Corp., a member of the Accounting Standards Oversight Council, and a Director of the Council for Business and the Arts in Canada. Additionally, Mr. Shields has served as past Chairman of the Investment Dealers Association of Canada and Pacifica Papers Inc., and is a former director of each of Slocan Forest Products Ltd. and the Investment Dealers Association of Canada.

        Guy W. Adams, age 52, has been a trustee since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC ("GWA") and GWA Capital Partners, LLC, where he has served since 2002. GWA Advisors, LLC is a private equity investment firm and a holding company for Mr. Adams' private equity investments. GWA is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization.

        William D. McCartney, age 48, has been a trustee since January 2003. Mr. McCartney has been President and a director of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is a member of the Institute of Chartered Accountants in Canada.

        Graeme A. Witts, age 64, has been a trustee since December 2002. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales.

        David M. Gandossi, age 46, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) since 2002. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc.

From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.

        Wolfram Ridder, age 41, was appointed a managing director of Stendal in September 2002. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.

        The terms of Mr. Moon and Mr. Witts as trustees expire at the annual meeting of shareholders to be held in 2004. The terms of Mr. Lee and Mr. McCartney as trustees expire at the annual meeting of shareholders to be held in 2005. The terms of Mr. Shields and Mr. Adams as trustees expire at the annual meeting of shareholders to be held in 2006.

        Our board has developed corporate governance guidelines in respect of: (i) the duties and responsibilities of the board, its committees and the officers of the Company; and (ii) practices with respect to the holding of regular quarterly and strategic meetings of the board including separate meetings of non-management trustees. The board is also developing additional disclosure controls and procedures in connection with periodic reports and certifications we are required to file with the SEC pursuant to the Sarbanes-Oxley Act of 2002. Our board has established three standing committees, the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

Audit Committee

        The audit committee functions pursuant to a charter adopted by the trustees. A copy of the current charter is included in Appendix "A" to our definitive proxy statement dated and filed with the SEC on August 11, 2003. The function of the audit committee is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the audit committee are Mr. Moon, Mr. McCartney and Mr. Witts each of whom is independent under the standards of the Nasdaq National Market. Mr. Moon replaced Mr. Arnulphy on the audit committee as of August 22, 2003. The audit committee met 5 times during 2003. Both Mr. McCartney and Mr. Witts are chartered accountants and Mr. McCartney is a "financial expert" within the meaning of such term under the Sarbanes-Oxley Act of 2002.

Compensation Committee Interlocks and Insider Participation

        Mr. Moon and Michel Arnulphy, a former trustee, served as members of the compensation committee of our board of trustees until August 2003. Neither Mr. Moon nor Mr. Arnulphy was one of our officers or employees during this period, or has formerly been one of our officers. Effective August 2003, the compensation committee was reorganized to be comprised of Mr. McCartney, Mr. Shields and Mr. Adams, none of whom is one of our officers or employees, or has formerly been one of our officers.

Governance and Nominating Committee

        Our board has established a Governance and Nominating Committee comprised of Mr. McCartney, Mr. Shields and Mr. Witts. The purpose of the committee is to: (i) manage the corporate governance system of the board; (ii) assist the board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Trustee, monitor the quality of the relationship between the board and management; (v) review management succession plans; (vi) recommend to the board nominees for appointment to the board; (vii) lead the board's annual review of the Chief Executive Officer's performance; and (viii) set the board's forward meeting agenda.

Lead Trustee

        Our board appointed Mr. Shields as its Lead Trustee in September 2003. The role of the Lead Trustee is to provide leadership to the non-management trustees on the board and to ensure that the board can operate independently of management and that trustees have an independent leadership contact. The duties of the Lead Trustee include, among other things: (i) ensuring that the board has adequate resources to support its decision-making process and ensuring that the board is appropriately approving strategy and supervising management's progress against that strategy; (ii) ensuring that the independent trustees have adequate opportunity to meet to discuss issues without management being present; (iii) chairing meetings of trustees in the absence of the Chairman and Chief Executive Officer; (iv) ensuring that delegated committee functions are carried out and reported to the board; and (v) communicating to management, as appropriate, the results of private discussions among outside trustees and acting as a liaison between the board and the Chief Executive Officer.

Code of Business Conduct and Ethics

        Our board has adopted a Code of Business Conduct and Ethics that applies to our trustees and executive officers. A copy of the code is attached as Appendix "B" to our proxy statement dated and filed on August 11, 2003 with the SEC, and a copy may be obtained without charge upon request to Investor Relations, Mercer International Inc., 14900 Interurban Avenue South, Suite 282, Seattle WA, U.S.A. 98168 (Telephone: (206) 674-4639).

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires that our officers and trustees and persons who own more than 10% of our shares file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports that they file. Based solely upon a review of the copies of these reports received by us, and upon written representations by our trustees and officers regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all of our trustees and officers filed all required reports under Section 16(a) in a timely manner for the year ended December 31, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2004, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2004, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        MFC Bancorp Ltd. ("MFC") was our approximately 92% owned subsidiary until June 1996, when we spun-off approximately 83% of the issued shares of MFC to our shareholders by way of a special dividend-in-kind. Prior to the spin-off, MFC provided and arranged for the majority of our financial requirements.

        As part of the financing for the Stendal project, we obtained a €15 million bridge loan from Babcock & Brown Investment Management Partners LP ("Babcock & Brown") and a €30 million bridge loan arranged by a Swiss banking affiliate of MFC with variable interest rates and specified fees.

Babcock & Brown was our advisor in connection with the overall financing arrangements for the Stendal project. In October 2003, we fully repaid the bridge loans from Babcock & Brown and MFC, which with fees and accrued interest aggregated $66.9 million.

        In addition to the bridge loan, we had other indebtedness to MFC in the amount of approximately €8.6 million at December 31, 2002, of which approximately €6.4 million was repaid in December 2003 from the proceeds of the sale of MFC shares and the balance was fully repaid in early 2004. We previously held, directly and indirectly, approximately 575,683 common shares of MFC, being approximately 4% of its outstanding shares. We sold 538,683 MFC shares to an affiliate of MFC in December 2003 at a price of $15.84 per share (being the 20-day weighted average trading price of the shares on the Nasdaq National Market at the time of the agreement to sell the shares) for total proceeds of $8.5 million. The proceeds were used to repay indebtedness to MFC. We continue to own approximately 37,000 MFC shares. Jimmy S.H. Lee, our Chairman, Chief Executive Officer and a trustee is currently a non-executive director of the Swiss banking affiliate of MFC and he and members of his family, directly and indirectly, own approximately 2% of MFC's outstanding shares, which shares were in part acquired pursuant to the 1996 spin-off. Ian Rigg, a former trustee and our former Chief Financial Officer, became a Vice President of MFC in August 2003. Mr. Rigg resigned as our chief financial officer in August 2003 and as a trustee in December 2003.

        We have in the course of our business entered into transactions and other arrangements with MFC and its affiliates. From time to time, our Rosenthal pulp mill sells pulp to a commodities trading subsidiary of MFC, both for its own account and as an agent for sales to certain parts of eastern Europe. All such transactions are conducted on market terms on an arm's length basis as provided for in the Rosenthal project loan agreements. As at December 31, 2003, we had trade receivables for pulp sales of approximately €1.4 million from MFC affiliates, which we expect to collect in the ordinary course.

        In December 2002, we contributed our 80% interest in Landqart to a limited partnership in exchange for a 49% interest therein. The other limited partner of the limited partnership is MFC and the general partner is wholly-owned by Cade Struktur Corporation ("CSC"). CSC is a Canadian public company in which we own an approximate 26% interest and MFC owns 25% of its issued and outstanding shares. Mr. Lee, our Chief Executive Officer, previously served as an officer and director of CSC from July 2001 to December 2002. During such time, Mr. Lee received no remuneration of any sort from CSC and did not have any ownership interest therein. At the time of the Landqart reorganization, Mr. Lee was neither an officer nor a director of CSC. MFC currently arranges receivables financing for Landqart. In addition, from time to time, MFC assists Landqart in obtaining supplier credit for its capital requirements by arranging for credit enhancement of Landqart's obligations. Such arrangements are negotiated between Landqart and MFC. Mr. Lee is a director of Landqart.

        In 2003, MFC acquired and increased its stake to acquire an indirect majority interest in AIG, which is a 7% shareholder of Stendal. As at December 31, 2003, we had an approximately €1.5 million investment in shares and loans of a venture company, which is an affiliate of both us and MFC. This is a legacy investment which we intend to divest in 2004.

        Our board has developed corporate governance guidelines which, among other things, provides that our audit committee or other special committee of trustees review and approve transactions with related and affiliated parties, including those with MFC.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2004, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(3) List of Exhibits
3.1	(a)*	Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990 together with an Amendment to Declaration of Trust dated December 12, 1991.
	(b)*	Amendments to Declaration of Trust dated July 8, 1993; August 17, 1993; and September 9, 1993.
3.2*		Trustees' Regulations dated September 24, 1973.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		Registration Rights Agreement dated as of October 10, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference from Form 8-K dated October 15, 2003.
4.3		Shareholder Rights Plan. Incorporated by reference from Form 8-K dated December 24, 2003.
10.1		Acquisition Agreement among Treuhandanstalt, Dresden Papier AG, Dresden Papier Holding GmbH, Mercer International Inc., and Shin Ho Paper Mfg. Co., Ltd. Incorporated by reference from Form 8-K dated September 20, 1993.
10.2		Acquisition Agreement among Treuhandanstalt, Zellstoff-und Papierfabrik Rosenthal GmbH, Raboisen Einhundertsechsundfunfzigste Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer International Inc. and 448380 B.C. Ltd. dated July 3, 1994. Incorporated by reference from Form 8-K dated July 3, 1994.
10.3		Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10.4*		2002 Employee Incentive Bonus Plan.
10.5*		Form of Separation Agreement between Mercer International Inc. and Arbatax International Inc.
10.6		English Translation of a Loan Agreement in the amount of DM508,000,000 between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein on the one hand and Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft, Munich and Bayerische Vereinsbank Aktiengesellschaft, Munich on the other hand dated July 6, 1998. Incorporated by reference from Form 8-K dated July 16, 1998.
10.7*		English Translation of Agreement on the obligations of the shareholders between Mercer International Inc., Spezialpapierfabrik Blankenstein GmbH and Zellstoff-und Papierfabrik Rosenthal Verwaltungs GmbH and Bayerische Hypo-und Vereinsbank Aktiengesellschaft dated February 11, 1999.
10.8*		Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee dated November 20, 2000.
10.9		English Translation of Amendment Agreement No. 4 dated December 13, 2000 between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG and Bayerische Hypo-und Vereinsbank Aktiengesellschaft to the Loan Agreement dated July 6, 1998. Incorporated by reference from Form 8-K dated January 23, 2001.
10.10*		Purchase Agreement between Sihl and Mercer International Inc. dated December 14, 2001 relating to the acquisition of Landqart AG.
10.11		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.

10.12	Shareholders' Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.13*	Shareholders' Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie- Lösungen GmbH and FAHR Beteiligungen AG.
10.14	Loan Agreement dated August 26, 2002 among Babcock & Brown Investment Management Partners LP, Babcock & Brown Investment Management Partners LP et. al. and Mercer International Inc. Incorporated by reference from Form 8-K dated September 10, 2002.
10.15	Loan Agreement dated August 26, 2002 among MFC Merchant Bank S.A., MFC Merchant Bank S.A. et. al. and Mercer International Inc. Incorporated by reference from Form 8-K dated September 10, 2002.
10.16*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10.17*	Purchase and Sale Agreement dated December 30, 2002 between Equitable Industries Limited Partnership and Mercer International Inc. relating to the sale of Landqart AG.
10.18*	Form of Trustee's Indemnity Agreement between Mercer International Inc. and its Trustees.
10.19*	English Translation of Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein a.d. Saale and Bayerische Hypo-und Vereinsbank AG dated May 27, 2002.
10.20	Purchase Agreement dated as of October 6, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference from Form 10-Q for the period ended September 30, 2003.
10.21	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.22	Settlement Agreement dated as of August 5, 2003 among Mercer International Inc., Greenlight Capital, L.L.C. and Greenlight Capital, Inc. Incorporated by reference from Form 8-K dated August 6, 2003.
10.23	English translation of Refinancing Agreement dated December 12, 2003 between European Investment Bank and Zellstoff Stendal GmbH.
16	Letter regarding change in certifying accountant. Incorporated by reference from Form 8-K/A dated August 6, 2003.
21	List of Subsidiaries of Registrant.
23.1	Independent Auditors' Consent of Deloitte & Touche LLP.
23.2	Independent Auditors' Consent of Peterson Sullivan PLLC.
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certificate of Chief Financial Officer.
32.1**	Section 906 Certificate of Chief Executive Officer.

32.2**	Section 906 Certificate of Chief Financial Officer.

              *    Filed in Form 10-K for prior years.

            **    In accordance with Release 33-8212 of the Commission, these Certifications: (i) are "furnished" to the Commission and are not "filed" for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company's registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

(b)	Reports on Form 8-K
The Registrant filed the following reports on Form 8-K with respect to the indicated items during the fourth quarter of the fiscal year:
Form 8-K dated October 6, 2003 Item 5. Other Events and Regulation FD Disclosure Item 7. Exhibits
Form 8-K dated October 10, 2003 Item 5. Other Events and Regulation FD Disclosure Item 7. Exhibits
Form 8-K dated October 15, 2003 Item 5. Other Events and Regulation FD Disclosure Item 7. Exhibits
Form 8-K dated November 14, 2003 Item 7. Exhibits Item 12. Results of Operations and Financial Condition
Form 8-K dated December 16, 2003 Item 9. Regulation FD Disclosure Item 7. Exhibits
Form 8-K dated December 23, 2003 Item 5. Other Events and Regulation FD Disclosure Item 7. Exhibits

INDEPENDENT AUDITORS' REPORT

         To the Board of Trustees and Shareholders of
Mercer International Inc.

        We have audited the accompanying consolidated balance sheet of Mercer International Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ DELOITTE & TOUCHE LLP

Vancouver, British Columbia
February 26, 2004

INDEPENDENT AUDITORS' REPORT

         To the Shareholders
Mercer International Inc.

        We have audited the accompanying consolidated balance sheet of Mercer International Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercer International Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ PETERSON SULLIVAN P.L.L.C.

January 31, 2003
Seattle, Washington

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(In Thousands of Euros)

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	€51,993	€30,261
Cash restricted (Note 1)	15,187	9,459
Investments (Note 2)	6	307
Receivables (Note 3)	32,285	28,132
Cumulative derivative gains	743	3,792
Inventories (Note 4)	23,909	16,375
Prepaid expenses	4,278	7,891

Total current assets	128,401	96,217
Long-Term Assets
Cash restricted (Note 1)	44,180	38,795
Property, plant and equipment (Note 5)	745,178	441,990
Investments (Note 2)	1,644	5,592
Equity method investments (Note 2)	2,309	7,019
Deferred note issuance costs	4,213	—
Deferred income tax (Note 10)	9,980	10,137

	807,504	503,533

Total assets	€935,905	€599,750

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses (Note 6)	€37,414	€32,866
Construction in progress costs payable	42,756	24,885
Note payable (Note 7)	1,377	832
Note payable, construction in progress (Note 7)	—	15,000
Debt, construction in progress (Note 8)	80,000	—
Debt, current portion (Note 9)	15,801	16,306

Total current liabilities	177,348	89,889
Long-Term Liabilities
Debt, construction in progress (Note 9)	324,238	146,485
Debt, less current portion (Note 9)	255,901	205,393
Derivative financial instruments, construction in progress (Note 15)	43,151	30,108
Capital leases and other	2,412	2,906

	625,702	384,892

Total liabilities	803,050	474,781
Minority Interest	—	—
Commitments and Contingencies (Note 17)
SHAREHOLDERS' EQUITY
Preferred shares, no par value; 50,000,000 authorized and issuable in series
Series A, 500,000 authorized, none issued and outstanding	—	—
Series B, 3,500,000 authorized, none issued and outstanding	—	—
Shares of beneficial interest, U.S.$1 par value; unlimited authorized; 17,099,899 issued and outstanding at December 31, 2003 and 16,874,899 at December 31, 2002	78,139	76,995
Additional paid-in capital, stock options	223	—
Retained earnings	49,196	52,789
Accumulated other comprehensive income (loss)	5,297	(4,815)

Total shareholders' equity	132,855	124,969

Total liabilities and shareholders' equity	€935,905	€599,750

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands of Euros, Except Per Share Data)

	2003	2002	2001
Revenues
Sales of pulp and paper	€182,456	€227,883	€205,001
Transportation	3,607	4,953	5,491
Other	8,493	6,296	5,955

	194,556	239,132	216,447
Cost of sales
Pulp and paper	176,655	208,454	180,603
Transportation	3,035	5,009	4,076

Gross profit	14,866	25,669	31,768
General and administrative	19,323	24,979	18,436
Settlement expenses	1,041	—	—
Flooding grants, less losses and expenses	(957)	1,835	—

(Loss) income from operations	(4,541)	(1,145)	13,332
Other income (expense)
Interest expense	(11,523)	(13,753)	(16,170)
Investment income	1,653	436	2,872
Derivative financial instruments
Unrealized loss, construction in progress financing	(13,042)	(30,108)	—
Realized gain, construction in progress financing	743	—	—
Net gains (losses), other	28,467	23,429	(2,504)
Impairment of equity method investments	(2,255)	—	—
Impairment of available-for-sale securities	(5,570)	—	—
Other	—	3,590	(270)

Total other expense	(1,527)	(16,406)	(16,072)

Loss before income taxes and minority interest	(6,068)	(17,551)	(2,740)
Income tax (provision) benefit (Note 10)	(3,172)	264	(83)

Loss before minority interest	(9,240)	(17,287)	(2,823)
Minority interest	5,647	10,965	—

Net loss	€(3,593)	€(6,322)	€(2,823)

Loss per share (Note 13)
Basic	€(0.21)	€(0.38)	€(0.17)

Diluted	€(0.21)	€(0.38)	€(0.17)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands of Euros)

	2003	2002	2001
Net loss	€(3,593)	€(6,322)	€(2,823)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,501	2,186	(942)
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	(201)	(3,615)	1,881
Reclassification adjustment for losses included in net loss	2,293	834	—
Reclassification adjustment for other than temporary decline in value	5,519	—	—

	7,611	(2,781)	1,881

Other comprehensive income (loss)	10,112	(595)	939

Comprehensive income (loss)	€6,519	€(6,917)	€(1,884)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands of Euros)

	Shares of Beneficial Interest					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Amount Paid in Excess of Par Value	Additional paid-in capital, stock options	Retained Earnings	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Securities	Total	Shareholders' Equity
Balance at December 31, 2000	16,794,899	€12,781	€63,941	€—	€61,934	€2,247	€(7,406)	€(5,159)	€133,497
Net loss	—	—	—	—	(2,823)	—	—	—	(2,823)
Other comprehensive income (loss)	—	—	—	—	—	(942)	1,881	939	939

Balance at December 31, 2001	16,794,899	12,781	63,941	—	59,111	1,305	(5,525)	(4,220)	131,613
Shares issued for cash	200,000	191	695	—	—	—	—	—	886
Repurchase of shares	(120,000)	(121)	(492)	—	—	—	—	—	(613)
Net loss	—	—	—	—	(6,322)	—	—	—	(6,322)
Other comprehensive income (loss)	—	—	—	—	—	2,186	(2,781)	(595)	(595)

Balance at December 31, 2002	16,874,899	12,851	64,144	—	52,789	3,491	(8,306)	(4,815)	124,969
Shares issued on exercise of stock options	225,000	202	942	(231)	—	—	—	—	913
Granting of stock options	—	—	—	454	—	—	—	—	454
Net loss	—	—	—	—	(3,593)	—	—	—	(3,593)
Other comprehensive income	—	—	—	—	—	2,501	7,611	10,112	10,112

Balance at December 31, 2003	17,099,899	€13,053	€65,086	€223	€49,196	€5,992	€(695)	€5,297	€132,855

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands of Euros)

	2003	2002	2001
Cash Flows from Operating Activities
Net loss	€(3,593)	€(6,322)	€(2,823)
Adjustments to reconcile net loss to cash flows from operating activities
Loss on derivative financial instruments, construction in progress, net	12,299	30,108	—
Depreciation and amortization	24,105	25,614	22,966
Impairment of investments	7,825	—	—
Minority interest	(5,647)	(10,965)	—
Loss from equity investee	1,676	—	—
Stock compensation expense	454	—	—
Changes in current assets and liabilities
Investments	298	4,356	514
Inventories	(7,534)	1,717	2,611
Receivables	(4,699)	18,238	8,233
Cumulative unrealized gains on derivatives	3,792	(3,329)	(463)
Accounts payable and accrued expenses	1,082	(12,661)	(292)
Other	1,382	(6,310)	(382)

Net cash from operating activities	31,440	40,446	30,364
Cash Flows used in Investing Activities
Purchase of property, plant and equipment, net of investment grants	(325,257)	(199,171)	(6,962)
Sale of properties	48	4,394	—
Purchases of available-for-sale securities	—	(612)	(636)
Sale of available-for-sale securities	6,408	948	—
Purchase of a subsidiary, net of cash acquired	—	—	(2,055)
Disposal of a subsidiary	—	(1,156)	—
Other	342	(56)	—

Net cash used in investing activities	(318,459)	(195,653)	(9,653)
Cash Flows from (used in) Financing Activities
Cash restricted	(11,113)	(14,866)	(6,615)
Increase in construction in progress costs payable	19,347	24,885	—
Decrease in operating pulp mill renovation costs payable	—	—	(1,008)
Proceeds from borrowings of notes payable and debt	367,588	183,017	6,503
Repayment of notes payable and debt	(68,581)	(23,725)	(28,962)
Repayment of capital lease obligations	(1,011)	(1,097)	(1,266)
Issuance of shares of beneficial interest	913	273	—
Equity and loans from minority shareholders	—	6,259	—

Net cash from (used in) financing activities	307,143	174,746	(31,348)
Effect of exchange rate changes on cash and cash equivalents	1,608	(1,019)	2,689

Net increase (decrease) in cash and cash equivalents	21,732	18,520	(7,948)
Cash and Cash Equivalents, beginning of year	30,261	11,741	19,689

Cash and Cash Equivalents, end of year	€51,993	€30,261	€11,741

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Summary of Significant Accounting Policies

        Mercer International Inc. ("the Company") is a business trust organized under the laws of the State of Washington, U.S. Under Washington law, shareholders of a business trust have the same limited liability as shareholders of a corporation. The Company produces and markets pulp and paper products. The amounts in the notes are rounded to the nearest thousand of Euros except for the share and per share amounts.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries or investees in which the Company exercises control. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company maintains cash balances in foreign financial institutions in excess of insured limits.

        At December 31, 2003, €15,187 in cash was restricted by a lender to pay construction in progress costs payable. In addition, the Company had €44,180 of long-term restricted cash representing debt service reserve accounts required by long-term debt agreements.

Investments

        Trading securities, consisting of marketable securities, are classified as current investments and are reported at fair values with realized gains or losses and unrealized holding gains or losses included in the results of operations.

        The Company has certain equity investments in publicly traded companies in which it has less than 20% of the voting interest and in which it does not exercise significant influence. These securities are classified as available-for-sale securities and reported at fair values; based upon quoted market prices, with the unrealized gains or losses included as a separate component of shareholders' equity, until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, the loss is recognized in the determination of net income. Available-for-sale securities have been classified as long-term investments.

        The Company has certain equity investments in non-publicly traded companies in which it has less than 20% of the voting interest and in which it does not exercise significant influence. The Company monitors these securities for impairment and makes appropriate reductions in carrying values when necessary. These investments have been classified as long-term investments.

        The cost of securities sold is based on the specific identification method to determine realized gains or losses.

        Investments in entities where the Company owns between 20% and 50% of the voting interest, and in which the Company exercises significant influence are accounted for using the equity method. Under this method, the investment is initially recorded at cost then reduced by dividends and increased or decreased by the Company's proportionate share of the investee's net earnings or loss. The amount of earnings or losses from equity investees is included in other investment income.

Inventories

        Inventories of pulp, paper and logs are valued at the lower of average cost and net realizable value. Other materials and supplies are valued at the lower of average cost and replacement cost.

Property, plant and equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over 10 to 50 years and production equipment over 8 to 20 years. Repairs and maintenance are charged to expense as incurred. Expenditures for new facilities and those expenditures that substantially increase the useful lives of existing property, plant and equipment are capitalized, as well as interest costs associated with major capital projects until ready for their intended use. Construction in progress includes costs related to building the Stendal pulp mill in Germany and capitalized interest (Note 5).

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset.

        The Company provides for asset retirement obligations when there are legislated or contractual bases for those obligations and fair value can be reasonably estimated. Due to the long-term nature of the underlying assets and discount rates, such amounts cannot currently be reliably estimated. Obligations, if any, are capitalized and amortized over the remaining useful life of the related operations.

Government Grants

        The Company records investment grants from federal and state governments when they are received. Grants related to assets are government grants whose primary condition is that the company qualifying for them should purchase, construct or otherwise acquire long-term assets. Secondary conditions may also be attached restricting the type or location of the assets and/or other conditions must be met. Grants related to assets, when received, are deducted from the asset costs. Grants related to income are government grants which are either unconditional or related to the Company's normal business operations, and are reported as income when received.

Deferred Note Issuance Costs

        Note issuance costs are deferred and amortized as expenses over the term of the related debt instrument.

Foreign Operations and Currency Translation

        The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in Euros, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "General and administrative expenses" in the statement of operations, which amounted to €(1,664), €(3,026) and €3,361 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Effective January 1, 2002, the Company changed its reporting currency from the U.S. dollar to the Euro (except for currency amounts as contractually required). The reason for this change was because a significant majority of the Company's assets and operations are located in Germany where the currency is the Euro. The Company's functional currency and reporting currency are now the same. Prior years' financial statements had been reported in U.S. dollars, but have been restated into Euros using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Therefore, the financial statements for prior years depict the same trends as the previous financial statements presented in U.S. dollars.

Revenue and Related Cost Recognition

        The Company recognizes revenue from product sales, transportation and other when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectibility is reasonably assured. Sales are reported net of discounts and allowances. Amounts charged to customers for shipping and handling are recognized as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.

Environmental Conservation

        Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.

Stock-Based Employee Compensation

        The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. In 2002, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In 2003, the Company granted stock options to its Chief Financial Officer to acquire up to 100,000 shares of beneficial interest of the Company. At the date of the granting, the market value of the options was greater than the exercise price. Accordingly, the intrinsic value of the stock options was recognized as a stock-based compensation expense in accordance with APB 25 and included in the consolidated statements of operations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	2003	2002	2001
Net Loss
As reported	€(3,593)	€(6,322)	€(2,823)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of any related tax effects	(29)	(9)	(3,213)
Add: Reversal of stock-based compensation expense recognized under APB Opinion No. 25	14	—	—

Pro forma	€(3,608)	€(6,331)	€(6,036)

	2003	2002	2001
Basic Loss Per Share
As reported	€(0.21)	€(0.38)	€(0.17)
Pro forma	€(0.21)	€(0.38)	€(0.36)
Diluted Loss Per Share
As reported	€(0.21)	€(0.38)	€(0.17)
Pro forma	€(0.21)	€(0.38)	€(0.36)

        The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

	2003	2002	2001
Risk-free interest rate	2.0%	8.03%	—
Expected life of the options	3 years	3 years	—
Expected volatility	32.4%	34.7%	—
Expected dividend yield	0.0%	0.0%	—

        No stock options were granted in fiscal 2001 (Note 12).

Taxes on Income

        Income taxes are reported under SFAS No. 109, "Accounting for Income Taxes", and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Derivative Financial Instruments

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective January 1, 2001. All derivative financial instruments are marked-to-market and any resulting unrealized gains and losses on such derivative contracts are recorded in cumulative derivative gains, accounts payable and accrued expenses and derivative financial instruments, construction in progress, on the Company's consolidated balance sheets.

        The Company enters into derivative financial instruments, including foreign currency forward contracts and swaps and interest rate swaps, caps and forward rate agreements, to limit exposures to changes in foreign currency exchange rates and interest rates. These derivative instruments are not designated as hedging instruments under SFAS No. 133 and, accordingly, any change in their fair value is recognized in other income (expense) in the consolidated statements of operations.

Loss Per Share

        Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) plus potentially dilutive common shares. Dilutive common shares consist of stock options, warrants and convertible notes.

Reclassifications

        Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, asset impairments, derivative financial instruments, environmental conservation, income taxes, and contingencies. Actual results could differ from these estimates.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded an entity capitalizes the cost by increasing the carrying amount of the related long-lived assets. Over time the liability is accreted to its present value each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. Adoption of this standard did not have a material effect on the Company's results of operations, financial position or disclosures.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements of FIN 45 were effective for financial statements for period ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in fiscal 2002. The initial recognition and measurement provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The Company adopted the recognition and measurement requirements of FIN 45 in fiscal 2003, which had no material impact on its results of operations, financial position or liquidity.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003 however, earlier adoption is permitted. The Company adopted FIN 46 on July 1, 2003. Adoption of this standard did not have a material effect on the Company's results of operations, financial position or disclosures.

        In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company adopted SFAS No. 149 on July 1, 2003. Adoption of this standard did not have a material impact on the Company's financial position or disclosures.

        In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. In general this statement requires that those instruments be classified as liabilities rather than equity on the balance sheet. The Company adopted this standard on July 1, 2003. Adoption of this standard did not have a material impact on the Company's financial position or disclosures.

Note 2.    Investments

Investments — Current

        As of December 31, 2003, an investment in common shares of one company represents 100% of the total value of trading securities. As of December 31, 2002, an investment in common shares of one company represents 95% of the total value of trading securities. The change in net unrealized holding gains (losses) on trading securities which has been included in earnings was €184, €(501) and €1,383 during 2003, 2002 and 2001, respectively.

Investments — Non-Current

        Equity securities of two companies represented 96% and 98% of the total available-for-sale securities at December 31, 2003 and 2002, respectively.

        The proceeds from sales of these securities amounted to €6,408, €948 and none which resulted in realized gains of €682, €66 and none during 2003, 2002 and 2001, respectively. The fair value of available-for-sale securities included on the balance sheets at December 31, 2003, 2002 and 2001, was €1,021, €4,727 and €8,202, respectively. The cost of these securities was €1,716, €13,033 and €13,727 which resulted in unrealized losses being recorded in comprehensive income of €(695), €(8,306) and €(5,525) at December 31, 2003, 2002 and 2001, respectively. Also, included in long-term investments were equity securities stated at cost of €623 and €865 at December 31, 2003 and 2002, respectively, which did not have a readily determinable fair value. However, management believes that the estimated market value is not less than the carrying value.

Equity method investments

        At December 31, 2002, the Company exchanged its 80% interest in Landqart AG ("Landqart") for a 49% interest in Equitable Industries Limited Partnership ("Equitable"), resulting in a 39% indirect interest in Landqart. The Company recorded this non-monetary exchange based on the carrying value of Landqart, resulting in no gain or loss being recorded.

        In the year ended December 31, 2003, in addition to recognition of equity losses, an impairment charge of €2,255 was taken to reflect uncertainty about value.

Note 3.    Receivables

	December 31
	2003	2002
Sale of pulp and paper products (net of allowance of €137 and €115, respectively)	€16,854	€13,582
Value added tax	11,250	7,096
Other	4,181	7,454

	€32,285	€28,132

        The Company reviews the collectability of receivables on a periodic basis. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on the receivables. Any amounts that are determined to be uncollectible are charged off against the allowance. The amounts of allowance and charge-off are based on the Company's evaluation of numerous factors, including the payment history and financial position of the debtors. The Company does not generally require collateral for any of its receivables.

Note 4.    Inventories

	December 31
	2003	2002
Pulp and paper
Raw materials	€16,203	€10,394
Work in process and finished goods	7,706	5,981

	€23,909	€16,375

Note 5.    Property, plant and equipment

	December 31
	2003	2002
Land	€8,034	€7,945
Buildings	13,504	12,490
Production and other equipment	336,204	335,738

	357,742	356,173
Less: Accumulated depreciation	(115,799)	(100,753)

	241,943	255,420
Construction in progress	503,235	186,570

	€745,178	€441,990

        Construction in progress represents the costs incurred (including €17,407 and €3,134 of debt interest capitalized in 2003 and 2002, respectively) to build a 552,000 tonne softwood kraft pulp mill located in Stendal, Germany. A subsidiary that is owned 63.6% by the Company is building the mill and will operate it on completion. Management estimates the total cost of the mill will be approximately €1,000,000. Under German legislation, non-repayable grants are provided to qualifying businesses that comply with the terms of the grants and are operating in eastern Germany to finance capital investments and when received, they will reduce the overall cost. As at December 31, 2003, the Company has total claims of approximately €82,085 in construction grants which are expected to be received prior to the end of 2004.

        Included in production and other equipment is equipment under capital leases which had gross amounts of €6,645 and €5,693, and accumulated depreciation of €4,185 and €3,113, respectively, as at December 31, 2003 and 2002. During the years 2003, 2002 and 2001, production and other equipment totaling €2,809, €385 and €685, respectively, was acquired under capital lease obligations.

Note 6.    Accounts Payable and Accrued Expenses

	December 31
	2003	2002
Trade payables	€12,241	€13,691
Accounts payable and other	12,697	12,494
Accrued expenses	11,320	4,378
Derivative contracts	1,156	2,303

	€37,414	€32,866

Note 7.    Notes Payable

        At December 31, 2002, the Company had a note payable to a financial institution in the amount of €15,000 relating to the Company's investment in the Stendal pulp mill project. The note payable was repaid in October 2003.

        The Company also has a note payable to banks of €1,377 and €832 at December 31, 2003 and 2002, respectively. The notes bear interest at a rate of 5.25% as at December 31, 2003.

Note 8.    Debt — Construction in Progress

        As part of the Company's total Stendal credit facility (Note 9), the Company has secured a line of credit specifically to finance a portion of construction in progress that will be recovered by way of government grants (Note 5). The interest rate is described in Note 9 and the balance will be extinguished upon receipt of the grants. As at December 31, 2003, €80,000 had been advanced to the Company, and €74,000 of applications for grant recoveries were outstanding.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.    Long-Term Debt

        Long-term debt consists of the following:

	December 31
	2003	2002
Note payable to bank, included in a total credit facility of €827,950 to finance our construction in progress related to the Stendal pulp mill, interest at rates varying from Euribor plus 0.90% to Euribor plus 1.85% (rates on amounts of borrowing at December 31, 2003 range from 3.0% to 4.0%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal pulp mill, and at December 31, 2003, restricted cash amounting to €19,074, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Sachsen-Anhalt, respectively, of up to €586,550 of outstanding principal balance, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of credit facility (none required at December 31, 2003); payment of dividends is permitted if certain cash flow requirements are met. A €80,000 special purpose tranche is described in Note 8.	€314,400	€101,000
Loans payable to minority shareholders of Stendal pulp mill, interest at 7% payable in September 2006 then payable semi-annually beginning March 2007, unsecured, subordinated to all liabilities of the Stendal pulp mill, due in 2017, €5,647 and €4,707 of Stendal's net loss was applied to these loans in 2003 and 2002 due to a right of offset under German law	9,838	15,485
Note payable to bank relating to the Company's investment in the Stendal pulp mill project. Repaid in October 2003.	—	30,000

Debt, construction in progress.	324,238	146,485

Note payable to bank, interest at rates varying from 4.5% to 6.8% at December 31, 2003, principal due in semi-annual installments based on a percentage of the final loan amount beginning at 2.4% to 5.1%, until the note is due on September 30, 2013, collateralized by receivables (amounting to €13,716 and €10,522 at December 31, 2003 and 2002, respectively), inventory (amounting to €15,791 and €10,885 at December 31, 2003 and 2002, respectively) and a subsidiary's operating pulp mill assets with 48% and 32% principal plus interest guaranteed by the Federal Republic of Germany and the State of Thuringia, respectively; restricted cash amounted to €25,106 and €19,721 at December 31, 2003 and 2002, respectively, in connection with this borrowing; payment of dividends by the subsidiary is permitted if certain cash flow requirements are met. This borrowing was used to finance the completed conversion of the operating pulp mill	191,653	204,855
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually, convertible at any time by the holder into shares of beneficial interest of the Company at U.S. $7.75 per share, unsecured. The Company may redeem for cash all or a portion of these notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, the holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, the notes are not subject to any sinking fund requirements.	65,496	—
Note payable to bank, interest at Euribor plus 4.5% (rate on amount of borrowing at December 31, 2003, is 7.4%), unsecured, due in semi-annual installments beginning in March 2004, due in 2013	7,600	5,158
Notes payable to a bank, interest at 4.15% and 4.3% at December 31, 2003, secured by paper mill property, inventory and guarantee, due in semi-annual installments beginning in June 2005, due in December 2012	3,500	—
Notes payable to a bank, interest at 2.65% at December 31, 2003, secured by paper mill property and guarantee, due in quarterly instalments beginning in December 2004, due in June 2013	2,500	—
Note payable to a company, interest at 6%, due February 26, 2004, unsecured	953	8,582
Debenture payable, repaid during 2003.	—	3,104

	271,702	221,699
Less: Current portion	(15,801)	(16,306)

Debt, other operations	255,901	205,393

Total	€580,139	€351,878

        As of December 31, 2003, the principal maturities of long-term debt are as follows:

Matures	Amount
2004	€15,801
2005	16,461
2006	35,903
2007	43,943
2008	43,770
Thereafter	440,062

€595,940

Amount
Consisting of:
Debt, construction in progress	€324,238
Debt, other operations before current portion	271,702

€595,940

        For information on derivative financial instruments, see Note 15.

        Interest paid amounted to €25,441 in 2003, €13,984 in 2002 and €15,854 in 2001.

Note 10.    Income Taxes

        The provision for income taxes is current and consists entirely of non U.S. taxes for the years ended December 31, 2003, 2002 and 2001, respectively.

        Differences between the U.S. Federal Statutory and the Company's effective rates are as follows:

	Year Ended December 31
	2003	2002	2001
U.S. Federal statutory rates on loss from operations benefit	€2,063	€5,967	€932
Tax differential on foreign income (loss)	(66)	474	3,521
Valuation allowance	(1,992)	(6,356)	(6,138)
Provision for tax reassessments	(2,962)	—	—
Other	(215)	179	1,602

	€(3,172)	€264	€(83)

        Deferred tax assets are composed of the following:

	December 31
	2003	2002
German tax loss carryforwards	€62,672	€68,917
Basis difference between income tax and financial reporting with respect to German operating pulp mill	1,079	742
Derivative financial instruments	16,251	10,983
U.S. tax loss carryforwards	4,481	5,440

	84,483	86,082
Valuation allowance	(74,503)	(75,945)

Net deferred tax asset	€9,980	€10,137

        Subsequent to year end the Company initiated action to merge certain German subsidiary companies retroactive to November 30, 2003. The above table reflects balances that existed as at December 31, 2003. Further, the Company's subsidiaries in Germany are the subject of income tax audits in Germany on a continuing basis which may result in changes to the amounts in the above table. Because of this and other uncertainties regarding future amounts of taxable income in Germany, the Company has provided a valuation reserve for much of its German deferred tax assets. However, management believes that, while realization of the net deferred tax asset in Germany is not assured, it is more likely than not that it will be realized.

        The Company's U.S. losses carried forward amount to approximately €13,179 at December 31, 2003, and will expire in years ending in 2021, if not used. Management believes that these tax loss carryforwards are not likely to be utilized under current circumstances and has fully reserved any resulting potential tax benefit.

        Income (loss) from foreign source operations amounted to €5,270, €(3,275) and €2,366 for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are intended to be indefinitely reinvested in operations. Since available-for-sale securities are primarily securities held by foreign subsidiaries and the proceeds are expected to be reinvested, no tax has been provided in the determination of other comprehensive income for the years ended December 31, 2003, 2002 and 2001.

        Income taxes paid amounted to €309, €895 and €83 in 2003, 2002 and 2001, respectively.

Note 11.    Shareholders' Equity

        In December 2003, the Company adopted a shareholder protection rights plan to replace its current plan which expired on December 31, 2003. The new plan is on substantially similar terms as the Company's prior rights plan and will expire on December 31, 2005. Under the new plan, the Company issued one attached preferred share purchase right for each outstanding share of beneficial interest. A total of 17,099,899 rights were issued which allow the holder to acquire from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of U.S. $75 per one one-hundredth of a preferred share. The Company has the right to repurchase the rights for U.S. $0.01 each.

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

        During 2003, options to acquire 100,000 shares of beneficial interest at U.S. $5.65 per share were granted to an officer of the Company which vest one-third at grant date and one-third each for the next two years. These options expire in ten years. The weighted fair value of these options was U.S. $1.70 each. Another 100,000 options were surrendered by the president of the Company and cancelled. Options to acquire 100,000 shares of beneficial interest at U.S.$6.375 per share were granted to another officer of the Company. The weighted fair value of these options was U.S.$0.57 each. Options to acquire 272,500 shares of beneficial interest were cancelled as a result of the termination of employment of the officers and employees and the resignation of a trustee.

        During 2002, options to acquire 18,000 shares of beneficial interest at U.S. $7.46 per share were granted to trustees of the Company which vest one-third at the grant date and one-third each of the next two years. The options expire in ten years. The weighted fair value of these options was U.S. $2.07 each. The options granted to one trustee expired upon his resignation in 2002.

        Following is a summary of the status of the plan during 2003, 2002 and 2001:

	Number of Shares	Weighted Average Exercise Price
		(In U.S. Dollars)
Outstanding at December 31, 2001 and 2000	2,206,000	$7.67
Granted	18,000	7.46
Cancelled	(6,000)	7.46

Outstanding at December 31, 2002	2,218,000	7.67
Granted	200,000	6.01
Cancelled	(372,500)	9.83

Outstanding at December 31, 2003	2,045,500	$7.12

        In 2003, the Company and one of its major shareholders entered into a settlement agreement pursuant to which, among other things, the Company issued options to acquire an aggregate of 375,000 shares of beneficial interest of the Company exercisable at a price of U.S.$4.53 per share expiring between September 22, 2003 and June 20, 2004, of which options to acquire 225,000 shares of beneficial interest were exercised in 2003, and options to acquire 150,000 shares of beneficial interest were outstanding as of December 31, 2003. The total fair value of these stock options were €440, which is estimated on the grant date using the Black-Scholes model, based on the risk-free interest rate of 0.60%, expected life of 0.28 years, expected volatility of 20.84% and expected dividend yield of 0%. The fair value of these stock options are included in settlement expense in the consolidated statements of operations.

        Following is a summary of the status of options outstanding at December 31, 2003:

Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
(In U.S. Dollars)					(In U.S. Dollars)
$4.53	150,000	0.5	$4.53	150,000	$4.53
5.65 - 6.375	1,775,000	6.2	6.32	1,708,333	6.34
7.46	6,000	8.3	7.46	4,000	7.46
8.50 - 11.66	141,000	3.4	8.63	141,000	8.63
16.89 - 17.53	123,500	1.5	16.92	123,500	16.92

Note 13.    Loss Per Share

        Loss per share data for years ended December 31 is summarized as follows:

	2003	2002	2001
Net loss	€(3,593)	€(6,322)	€(2,823)

	Shares
	2003	2002	2001
Weighted average number of shares outstanding — basic and diluted	16,940,858	16,774,515	16,874,899

        For 2003, subordinated convertible notes were not included in the computation of diluted loss per share because they were anti-dilutive. For 2003, 2002 and 2001, options and warrants were not included in the computation of diluted loss per share because they were anti-dilutive.

Note 14.    Business Segment Information

        The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

        The pulp segment consists of a single operating mill located in Germany which produces and markets kraft pulp. The paper segment consists of two mills located in Germany. In 2002 the paper segment also consisted of a mill located in Switzerland. As of December 31, 2002, this mill became an equity investee with its losses included as one line item on the consolidated statements of operations in 2003.

        Both segments operate in industries which are cyclical in nature and their markets are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.

        Summarized financial information concerning the segments is shown in the following table:

	Pulp	Paper	Total
2003
Sales to external customers	€126,594	€55,862	€182,456
Intersegment net sales	2,335	—	2,335
Depreciation and amortization	21,881	2,026	23,907
Segment income (loss) including net gain on financial derivative instruments for pulp operations of €29,210	18,006	(2,814)	15,192
Segment assets, excluding pulp mill construction in progress of €555,966	374,738	30,523	405,261
Capital expenditures, excluding pulp mill construction in progress of €399,403	6,869	7,778	14,647
Reconciliations
Loss:
Total income for reportable segments			€15,192
Elimination of intersegment profits			5,532
Net loss on financial derivative instruments, construction in progress financing			(12,299)
Impairment of investments			(7,825)
Unallocated amounts, other corporate expenses			(6,668)

Consolidated loss before income taxes and minority interest			€(6,068)

Assets:
Total assets for reportable segments			€405,261
Stendal pulp mill under construction			555,966
Intersegment investments and receivables			(42,911)
Other unallocated amounts			17,589

Consolidated total assets			€935,905

	Pulp	Paper	Total
2002
Sales to external customers	€130,173	€97,710	€227,883
Intersegment net sales	4,878	—	4,878
Depreciation and amortization	21,567	3,991	25,558
Segment income (loss) including gain on financial derivative instruments for pulp operations of €23,429	16,557	(1,928)	14,629
Segment assets, excluding pulp mill construction in progress of €225,386	405,002	29,438	434,440
Capital expenditures, excluding pulp mill construction in progress of €186,570	8,426	5,374	13,800
Reconciliations
Loss:
Total income for reportable segments			€14,629
Elimination of intersegment profits			3,391
Loss on financial derivative instruments, construction in progress financing			(30,108)
Unallocated amounts, other corporate expenses			(5,463)

Consolidated loss before income taxes and minority interest			€(17,551)

Assets:
Total assets for reportable segments			€434,440
Stendal pulp mill under construction			223,386
Intersegment investments and receivables			(67,476)
Other unallocated amounts			9,400

Consolidated total assets			€599,750

	Pulp	Paper	Total
2001
Sales to external customers	€146,245	€58,756	€205,001
Intersegment net sales	5,795	—	5,795
Depreciation and amortization	21,422	1,492	22,914
Segment income (loss) including loss on financial derivative instruments for pulp operations of €2,504	4,546	(3,230)	1,316
Segment assets	374,287	53,198	427,485
Capital expenditures	7,416	2,681	10,097
Reconciliations
Loss:
Total income for reportable segments			€1,316
Elimination of intersegment profits			2,541
Unallocated amounts, other corporate expenses			(6,597)

Consolidated loss before income taxes			€(2,740)

Assets:
Total assets for reportable segments			€427,485
Intersegment receivable			(7,365)
Other unallocated amounts			9,473

Consolidated total assets			€429,593

        The following table presents net sales to external customers by geographic area based on location of the customer.

	2003	2002	2001
Germany	€80,306	€88,809	€94,486
Italy	46,609	46,027	50,016
Other European Union countries	29,936	31,631	21,938
Eastern European and other	25,605	61,416	38,561

	€182,456	€227,883	€205,001

        The following table presents total assets by geographic area based on location of the asset.

	2003	2002	2001
Germany	€918,316	€590,350	€395,794
Other	17,589	9,400	33,799

	€935,905	€599,750	€429,593

        In 2003, pulp sales to one customer amounted to 11% of total pulp sales, pulp sales to one customer amounted to 12% of total pulp sales in 2002, and pulp sales to two customers amounted to 22% in 2001.

Note 15.    Financial Instruments

        The fair value of financial instruments at December 31 is summarized as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€51,993	€51,993	€30,261	€30,261
Cash restricted	59,367	59,367	48,254	48,254
Notes payable	1,377	1,377	15,832	15,832
Long-term debt and debt, construction in progress	675,940	675,940	368,184	368,184
Interest rate derivative contract liability, construction in progress	43,151	43,151	30,108	30,108
Currency and other interest rate derivative contracts — asset	743	743	3,792	3,792
Currency and other interest rate derivative contracts — liability	1,156	1,156	2,303	2,303

        In common with other pulp and paper companies, sales are made basis U.S. dollars. As a result of these transactions the Company has financial risk that the value of the Company's financial instruments will vary due to fluctuations in foreign exchange rates, and the degree of volatility of these rates.

        The carrying value of cash and cash equivalents approximates the fair value due to its short-term maturity. The fair value of cash restricted was equal to its carrying amount because it is in an account which bears a market rate of interest. The fair value of notes payable and long-term debt was determined using discounted cash flows at prevailing market rates. The fair values of the interest rate and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.

        At December 31, 2003, the Company has entered into certain variable-to-fixed interest rate swaps in connection with the construction in progress in Stendal with respect to an aggregate maximum amount of approximately €612,619 of the principal amount of the long-term indebtedness under the Stendal loan facility. The aggregate notional amount of these contracts ranges from €341,882 to €612,619, interest rates range from 3.795% to 5.28% and they mature from May 2004 to October 2017 (the maturity of the Stendal loan facility). The Company recognized a loss of €13,042 and €30,108 with respect to these interest rate swaps for the year ended December 31, 2003 and 2002, respectively. The Company also entered into a currency forward contract in connection with the construction in progress in Stendal in 2003 and recognized a gain of €743. There was no currency forward contract outstanding as at December 31, 2003.

        At December 31, 2003, the Company has entered into certain currency swaps with an aggregate notional amount of €Nil and recognized a gain of €24,059 and €23,595 with respect to these currency swap contracts for the year ended December 31, 2003 and 2002, respectively.

        At December 31, 2003, the Company has entered into certain currency forward contracts with an aggregate notional amount of €Nil and recognized a gain of €4,519 and €2,137 with respect to these currency forward contracts for the year ended December 31, 2003 and 2002, respectively.

        At December 31, 2003, the Company has entered into certain interest rate contracts with an aggregate notional amount of €153,389, maturing September 2007 and recognized a loss of €111 and €2,303 with respect to these interest rate cap contracts for the year ended December 31, 2003 and 2002, respectively.

        The Company does not have significant exposure to any individual customer or counterparty. Concentrations of credit risk on the sale of paper and pulp products are with customers based in Germany, Italy, other European countries, and other. The Company has entered into interest rate and foreign exchange derivative instruments in connection with certain of its long-term debt (Note 9). The contracts are with the same banks which hold the debt and the Company does not anticipate non-performance by the banks.

Note 16.    Lease Commitments

        Minimum lease payments under capital and non-cancelable operating leases and the present value of net minimum payments at December 31, 2003 were as follows:

	Capital Leases	Operating Leases
2004	€1,932	€2,097
2005	1,510	1,750
2006	344	1,399
2007	214	3,224
2008	239	56
Thereafter	—	80

Total	4,239	€8,606

Less imputed interest	193

Total present value of minimum capitalized payments	4,046
Less current portion of capital lease obligations	1,843

Long-term capital lease obligations	€2,203

        Rent expense under non-cancelable operating leases was €2,231, €1,876 and €1,587 for 2003, 2002 and 2001, respectively. The current portion of the capital lease obligations is included in accounts payable and accrued expenses and the long-term portion is included in capital leases and other in the consolidated balance sheets.

Note 17.    Commitments and Contingencies

        At December 31, 2003 and 2002, the Company recorded a liability for environmental conservation expenditures of €1,848 and €2,309, respectively. Management believes the liability amount recorded is sufficient.

        The Company is required to pay certain charges based on water pollution levels at its mills. Unpaid charges can be reduced by investing in qualifying equipment that results in less water pollution. The Company believes that equipment investments already made will offset most of these charges, although it has not received final determination from the appropriate authorities. Accordingly, a liability for these water charges has only been recognized to the extent that equipment investments have not been made.

        The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the estimated outcome of such issues will not have a material effect on the Company's financial statements.

Note 18.    Certain Relationships

        Prior to June, 1996, MFC Bancorp ("MFC") was the Company's 92% owned subsidiary. In June, 1996, the Company distributed shares of MFC to its shareholders by way of a special dividend in kind and spun off approximately 83% of the issued shares of MFC. Prior to the spin off, MFC provided and arranged for the majority of the Company's financial requirements. From time to time, since then, the Company and MFC (and its affiliates) have entered into certain arm's length transactions.

        A trustee and former Chief Financial Officer of the Company, became a Vice President of MFC in August, 2003 and resigned in December, 2003. For that period of time, MFC was considered to be a related party.

        As at December 31, 2003 the Company was not related to MFC, but in recognition of the brief period of the trustee's joint interests:

  •
  The Company has a current trade receivable of €1,400 from a subsidiary of MFC in connection with certain pulp sales made under normal market terms;

  •
  The Company indirectly holds 37,000 common shares of MFC, representing an insignificant portion of the common shares of MFC;

  •
  The Company has a loan receivable from a director of MFC in the amount of €245; and

  •
  The Company and MFC are limited partners in a partnership which holds an 80% interest in Landqart. MFC assists with purchases and sales for Landqart.

        During the year, the Company repaid a bridge loan obtained during 2002 from a Swiss banking subsidiary of MFC, and liquidated miscellaneous residual investment and credit accounts which it shared with MFC.

        MFC has an indirect interest in an entity which holds a 7% interest in the Stendal Project.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
Dated: March 12, 2004	By:	/s/ JIMMY S.H. LEE Jimmy S.H. Lee Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE
Jimmy S.H. Lee Chairman, Chief Executive Officer and Trustee	Date: March 12, 2004

/s/ DAVID M. GANDOSSI
David M. Gandossi Chief Financial Officer	Date: March 12, 2004

/s/ C.S. MOON
C.S. Moon Trustee	Date: March 12, 2004

/s/ WILLIAM D. MCCARTNEY
William D. McCartney Trustee	Date: March 12, 2004

/s/ GRAEME A. WITTS
Graeme A. Witts Trustee	Date: March 12, 2004

/s/ KENNETH A. SHIELDS
Kenneth A. Shields Trustee	Date: March 12, 2004

/s/ GUY W. ADAMS
Guy W. Adams Trustee	Date: March 12, 2004

EXHIBIT INDEX

Exhibit No.			Description of Exhibit
3.1	(a)	*	Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990 together with an Amendment to Declaration of Trust dated December 12, 1991.
	(b)	*	Amendments to Declaration of Trust dated July 8, 1993; August 17, 1993; and September 9, 1993.
3.2*			Trustees' Regulations dated September 24, 1973.
4.1			Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2			Registration Rights Agreement dated as of October 10, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference from Form 8-K dated October 15, 2003.
4.3			Shareholder Rights Plan. Incorporated by reference from Form 8-K dated December 24, 2003.
10.1			Acquisition Agreement among Treuhandanstalt, Dresden Papier AG, Dresden Papier Holding GmbH, Mercer International Inc., and Shin Ho Paper Mfg. Co., Ltd. Incorporated by reference from Form 8-K dated September 20, 1993.
10.2			Acquisition Agreement among Treuhandanstalt, Zellstoff-und Papierfabrik Rosenthal GmbH, Raboisen Einhundertsechsundfunfzigste Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer International Inc. and 448380 B.C. Ltd. dated July 3, 1994. Incorporated by reference from Form 8-K dated July 3, 1994.
10.3			Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10.4*			2002 Employee Incentive Bonus Plan.
10.5*			Form of Separation Agreement between Mercer International Inc. and Arbatax International Inc.
10.6			English Translation of a Loan Agreement in the amount of DM508,000,000 between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein on the one hand and Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft, Munich and Bayerische Vereinsbank Aktiengesellschaft, Munich on the other hand dated July 6, 1998. Incorporated by reference from Form 8-K dated July 16, 1998.
10.7*			English Translation of Agreement on the obligations of the shareholders between Mercer International Inc., Spezialpapierfabrik Blankenstein GmbH and Zellstoff-und Papierfabrik Rosenthal Verwaltungs GmbH and Bayerische Hypo-und Vereinsbank Aktiengesellschaft dated February 11, 1999.
10.8*			Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee dated November 20, 2000.
10.9			English Translation of Amendment Agreement No. 4 dated December 13, 2000 between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG and Bayerische Hypo-und Vereinsbank Aktiengesellschaft to the Loan Agreement dated July 6, 1998. Incorporated by reference from Form 8-K dated January 23, 2001.
10.10*			Purchase Agreement between Sihl and Mercer International Inc. dated December 14, 2001 relating to the acquisition of Landqart AG.

10.11	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.12	Shareholders' Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.13*	Shareholders' Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie- Lösungen GmbH and FAHR Beteiligungen AG.
10.14	Loan Agreement dated August 26, 2002 among Babcock & Brown Investment Management Partners LP, Babcock & Brown Investment Management Partners LP et. al. and Mercer International Inc. Incorporated by reference from Form 8-K dated September 10, 2002.
10.15	Loan Agreement dated August 26, 2002 among MFC Merchant Bank S.A., MFC Merchant Bank S.A. et. al. and Mercer International Inc. Incorporated by reference from Form 8-K dated September 10, 2002.
10.16*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10.17*	Purchase and Sale Agreement dated December 30, 2002 between Equitable Industries Limited Partnership and Mercer International Inc. relating to the sale of Landqart AG.
10.18*	Form of Trustee's Indemnity Agreement between Mercer International Inc. and its Trustees.
10.19*	English Translation of Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein a.d. Saale and Bayerische Hypo-und Vereinsbank AG dated May 27, 2002.
10.20	Purchase Agreement dated as of October 6, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference from Form 10-Q for the period ended September 30, 2003.
10.21	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.22	Settlement Agreement dated as of August 5, 2003 among Mercer International Inc., Greenlight Capital, L.L.C. and Greenlight Capital, Inc. Incorporated by reference from Form 8-K dated August 6, 2003.
10.23	English translation of Refinancing Agreement dated December 12, 2003 between European Investment Bank and Zellstoff Stendal GmbH.
16	Letter regarding change in certifying accountant. Incorporated by reference from Form 8-K/A dated August 6, 2003.
21	List of Subsidiaries of Registrant.
23.1	Independent Auditors' Consent of Deloitte & Touche LLP.

23.2	Independent Auditors' Consent of Peterson Sullivan PLLC.
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certificate of Chief Financial Officer.
32.1**	Section 906 Certificate of Chief Executive Officer.
32.2**	Section 906 Certificate of Chief Financial Officer.

*
Filed in Form 10-K for prior years.

**
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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
EXCHANGE RATES
PART I
PART II
As at December 31, 2003
As at December 31, 2002
As at December 31, 2003
As at December 31, 2002
As at December 31, 2003
As at December 31, 2002
PART III
PART IV
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
MERCER INTERNATIONAL INC. CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002 (In Thousands of Euros)
MERCER INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2003, 2002 and 2001 (In Thousands of Euros, Except Per Share Data)
MERCER INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the Years Ended December 31, 2003, 2002 and 2001 (In Thousands of Euros)
MERCER INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the Years Ended December 31, 2003, 2002 and 2001 (In Thousands of Euros)
MERCER INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2003, 2002 and 2001 (In Thousands of Euros)
MERCER INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX