Form 10-Q
period 2004-03-31
MERCER INTERNATIONAL INC
filed 2004-05-10
CIK 75659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 000-09409

MERCER INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-6087550 (I.R.S. Employer Identification No.)
14900 Interurban Avenue South, Suite 282, Seattle, WA 98168 (Address of office)
(206) 674-4639 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

        The Registrant had 17,288,229 shares of beneficial interest outstanding as at May 7, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

MERCER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As at March 31, 2004 and December 31, 2003
(Unaudited)
(Euros in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	€48,136	€51,993
Cash restricted	28,083	15,187
Receivables	27,551	32,285
Unrealized foreign exchange derivative gains	843	743
Inventories	26,922	23,909
Prepaid expenses	5,783	4,284

Total current assets	137,318	128,401
Long-Term Assets
Cash restricted	45,948	44,180
Property, plant and equipment	789,316	745,178
Investments	1,533	1,644
Equity method investments	3,010	2,309
Deferred note issuance costs	4,193	4,213
Deferred income tax	10,000	9,980

Total assets	€991,318	€935,905

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€43,541	€37,414
Construction in progress costs payable	13,384	42,756
Note payable	1,267	1,377
Debt, construction in progress	85,000	80,000
Debt, current portion	15,339	15,801

Total current liabilities	158,531	177,348
Long-Term Liabilities
Debt, construction in progress	401,828	324,238
Debt, less current portion	249,716	255,901
Unrealized interest rate derivative losses	60,544	43,151
Unrealized foreign exchange derivative losses	4,640	—
Capital leases and other	2,318	2,412

Total liabilities	877,577	803,050
Minority Interest	—	—
SHAREHOLDERS' EQUITY
Shares of beneficial interest	79,349	78,139
Additional paid-in capital, stock options	14	223
Retained earnings	30,230	49,196
Accumulated other comprehensive income	4,148	5,297

Total shareholders' equity	113,741	132,855

Total liabilities and shareholders' equity	€991,318	€935,905

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Three Months Ended March 31, 2004 and 2003
(Unaudited)
(Euros in thousands, except for earnings per share)

	2004	2003
Revenues
Pulp and paper	€49,233	€46,233
Transportation	735	1,042
Other	2,954	3,126

	52,922	50,401

Cost of sales
Pulp and paper	46,677	45,000
Transportation	726	1,066

	47,403	46,066

Gross profit	5,519	4,335
General and administrative expenses	(7,162)	(4,807)
Flooding losses and expenses, less grant income	(253)	1,729

(Loss) income from operations	(1,896)	1,257

Other income (expense)
Interest expense	(2,988)	(2,463)
Investment income	934	537
Derivative financial instruments
Unrealized loss, construction in progress financing	(17,555)	(10,362)
Unrealized and realized net (losses) gains, other	(4,890)	1,796
Impairment of available-for-sale securities	—	(5,511)

Total other expense	(24,499)	(16,003)

Loss before income taxes and minority interest	(26,395)	(14,746)
Income tax benefit (expense)	20	(12)

Loss before minority interest	(26,375)	(14,758)
Minority interest	7,409	3,836

Net loss	(18,966)	(10,922)
Retained earnings, beginning of period	49,196	52,789

Retained earnings, end of period	€30,230	€41,867

Loss per share
Basic	€(1.11)	€(0.65)

Diluted	€(1.11)	€(0.65)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For Three Months Ended March 31, 2004 and 2003
(Unaudited)
(Euros in thousands)

	2004	2003
Net loss	€(18,966)	€(10,922)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,656)	109
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	507	(113)
Reclassification adjustment for other than temporary decline in value	—	5,511

Other comprehensive income (loss)	(1,149)	5,507

Total comprehensive loss	€(20,115)	€(5,415)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Three Months Ended March 31, 2004 and 2003
(Unaudited)
(Euros in thousands)

	2004	2003
Cash Flows from Operating Activities:
Net loss	€(18,966)	€(10,922)
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized net loss on derivative financial instruments, construction in progress	17,555	10,362
Unrealized net losses (gains) on derivative financial instruments, other	4,890	(1,545)
Depreciation and amortization	6,429	5,921
Impairment of investments	—	5,511
Minority interest	(7,409)	(3,836)
Stock-based expenses	596	—
Other	(50)	—
Changes in current assets and liabilities
Inventories	(3,014)	189
Receivables	4,014	344
Accounts payable and accrued expenses	6,015	(1,423)
Other	(1,609)	434

Net cash from operating activities	8,451	5,035

Cash Flows from (used in) Investing Activities:
Purchase of property, plant and equipment, net of investment grants	(50,640)	(7,690)
Sale of long-term investments	614	—
Other	—	(30)

Net cash used in investing activities	(50,026)	(7,720)

Cash Flows from (used in) Financing Activities:
Cash restricted	(14,664)	(581)
Decrease in construction in progress costs payable	(29,371)	(16,027)
Proceeds from borrowings of notes payable and debt	90,000	17,620
Repayment of notes payable and debt	(8,384)	(6,485)
Repayment of capital lease obligations	(243)	(198)
Issuance of shares of beneficial interest	308	—

Net cash from (used in) financing activities	37,646	(5,671)

Effect of exchange rate changes on cash and cash equivalents	72	76

Net decrease in cash and cash equivalents	(3,857)	(8,280)
Cash and cash equivalents, beginning of period	51,993	30,261

Cash and cash equivalents, end of period	€48,136	€21,981

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Note 1.    Basis of Presentation

        The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. and its wholly-owned and majority-owned subsidiaries (the "Company").

        The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.

Note 2.    Stock-Based Expenses

        The Company has a stock-based employee compensation plan, which is described more fully in the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following tables illustrate the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2004	2003
	(Euros in thousands, except per share amounts)
Net Loss
As reported	€(18,966)	€(10,922)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of any related tax effects	(15)	(2)

Pro forma	€(18,981)	€(10,924)

Basic Loss Per Share
As reported	€(1.11)	€(0.65)

Pro forma	€(1.11)	€(0.65)

Diluted Loss Per Share
As reported	€(1.11)	€(0.65)

Pro forma	€(1.11)	€(0.65)

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Note 2.    Stock-Based Expenses (cont'd)

        During the current quarter, 73,330 shares of beneficial interest were issued as a result of the cashless exercise of 150,000 stock options. This resulted in a total stock-based expense of €532, which was charged to net loss immediately.

        In January 2004, 25,000 restricted shares of beneficial interest were issued to a trustee in connection with his role as Lead Trustee of the Board of Trustees. One-third of such shares vested on January 20, 2004, one-third will vest on November 11, 2004 and the remaining one-third on November 11, 2005. This resulted in a total expense of €161, one-third of which was charged to net loss immediately, while the remaining two-thirds is to be amortized over the period to November 2005 on a straight-line basis.

Note 3.    Earnings Per Share

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The following table sets out the weighted average number of shares for the purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Basic	17,155,210	16,874,899
Diluted	17,155,210	16,874,899

        For the three months ended March 31, 2004 and 2003, warrants, options and convertible debentures were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 4.    Stendal Pulp Mill Project

        In August 2002, the Company completed financing arrangements for the design, development, financing, construction and operation of a "greenfield" project to construct and operate a 552,000-tonne softwood kraft pulp mill to be located near Stendal, Germany (the "Stendal Project"). The Stendal Project is being implemented through Zellstoff Stendal GmbH ("Stendal"), an approximately 63.6% owned subsidiary of the Company. Two minority shareholders own approximately 29.4% and 7%, respectively, of the project company. Accordingly, the results of the subsidiary are consolidated into the results of the Company. The Company currently capitalizes the majority of the expenses and the interest related to the Stendal Project as it is classified as construction in progress. Certain personnel and other supervisory expenses in respect of staffing and preparing for the start-up and operation of the Stendal mill are expensed. The construction costs of the Stendal Project will commence to depreciate when the Stendal Project is completed and commences its commercial production. Minority interest on the balance sheet represents the share capital contribution from the minority shareholders, adjusted for their proportionate share of income and loss.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Note 5.    Business Segment Information

        The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

        Summarized financial information concerning the segments is shown in the following table:

	Rosenthal Pulp	Paper	Active Production Segments	Stendal Pulp Construction in Progress	Corporate, Other and Eliminations	Consolidated Total
Three Months Ended March 31, 2004
Sales to external customers	€33,940	€15,293	€49,233	€—	€—	€49,233
Transportation and other	2,997	301	3,298	391	—	3,689
Intersegment net sales	429	—	429	—	(429)	—

	37,366	15,594	52,960	391	(429)	52,922
Operating costs	27,722	13,978	41,700	—	(590)	41,110
Depreciation and amortization	5,582	552	6,134	—	159	6,293
General and administrative	2,109	1,239	3,348	3,132	682	7,162
Flooding grants, less losses and expenses	—	253	253	—	—	253

	35,413	16,022	51,435	3,132	251	54,818

(Loss) income from operations	1,953	(428)	1,525	(2,741)	(680)	(1,896)
Interest expense	(2,449)	(145)	(2,594)	(57)	(337)	(2,988)
Unrealized net gain (loss) on derivative financial instruments	(4,890)	—	(4,890)	(17,555)	—	(22,445)
Investment income	985	5	990	(221)	165	934

(Loss) income before income taxes and minority interest	€(4,401)	€(568)	€(4,969)	€(20,574)	€(852)	€(26,395)

Three Months Ended March 31, 2003
Sales to external customers	€31,385	€14,848	€46,233	€—	€—	€46,233
Transportation and other	3,810	410	4,220	—	(52)	4,168
Intersegment net sales	870	—	870	—	(870)	—

	36,065	15,258	51,323	—	(922)	50,401
Operating costs	29,969	11,058	41,027	—	(870)	40,157
Depreciation and amortization	5,384	525	5,909	—	—	5,909
General and administrative	2,072	1,609	3,681	78	1,048	4,807
Flooding grants, less losses and expenses	—	(1,729)	(1,729)	—	—	(1,729)

	37,425	11,463	48,888	78	178	49,144

(Loss) income from operations	(1,360)	3,795	2,435	(78)	(1,100)	1,257
Interest expense	(3,034)	(92)	(3,126)	—	663	(2,463)
Net gain (loss) on derivative financial instruments	1,796	—	1,796	(10,362)	—	(8,566)
Impairment of investments	—	—	—	—	(5,511)	(5,511)
Investment income	391	11	402	146	(11)	537

(Loss) income before income taxes and minority interest	€(2,206)	€3,713	€1,507	€(10,295)	€(5,959)	€(14,746)

        The total assets for the Stendal pulp mill under construction were €618,852 and €555,966 as at March 31, 2004 and December 31, 2003, respectively.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Note 6.    Derivatives Transactions

        In addition to the derivatives reported in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company entered into certain new derivative transactions in the first quarter of 2004.

        The Company's wholly-owned subsidiary, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), entered into two currency swaps in the aggregate principal amount of approximately €184,500 to convert all of its long-term indebtedness under its bank loan facility into U.S. dollars. The swaps mature in September 2008 and September 2013, respectively. In addition, in the first quarter of 2004, Rosenthal entered into a currency forward in the notional amount of approximately €40,700 which matures in March 2005. A marked to market non-cash holding loss of approximately €4,890 was recognized in respect of these derivatives and certain interest rate derivatives previously entered by Rosenthal in the first quarter of 2004.

        In the first quarter of 2004, Stendal entered into a currency swap in the principal amount of approximately €306,300 which matures in April 2011 and a currency forward in the notional amount of approximately €20,600 which matures in March 2005. A net non-cash holding loss of approximately €200 was recognized in respect of these derivatives in the first quarter of 2004.

Note 7.    Reclassifications

        Certain prior period amounts in the interim period consolidated financial statements contained herein have been reclassified to conform to the current period's presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In this document: (i) unless the context otherwise requires, "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) information is provided as of March 31, 2004, unless otherwise stated; (iii) all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; (iv) "€" refers to Euros; and (v) a "tonne" is one metric ton or 2,204.6 pounds.

        The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2004 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Results of Operations

        We operate in the pulp and paper business and our operations are located primarily in Germany. Our manufacturing facilities are comprised of: (a) a northern bleached softwood kraft ("NBSK") pulp mill operated by our wholly-owned subsidiary, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), which produces softwood kraft pulp and has an annual production capacity of approximately 300,000 tonnes; (b) a "greenfield" project (the "Stendal project") to construct a new, state-of-the-art NBSK pulp mill, which is designed to have an annual production capacity of approximately 552,000 tonnes, near Stendal, Germany by our 63.6% owned subsidiary, Zellstoff Stendal GmbH ("Stendal"); and (c) two paper mills located at Heidenau and Fährbrücke, Germany (the "paper mills"), which produce specialty papers and printing and writing papers and, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 tonnes.

        Total investment costs in respect of the Stendal project are estimated to be approximately €1.0 billion, the majority of which is being financed under a senior project finance facility (the "Stendal Loan Facility") in the amount of €828 million and arranged with Bayerische Hypo-und Vereinsbank AG. The construction of the Stendal mill commenced in August 2002 and is scheduled to be completed in the third quarter of 2004. Costs, including interest, relating to the construction of the Stendal mill are generally capitalized.

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

        Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp and paper prices. Historically kraft pulp and paper prices have been cyclical in nature. Kraft pulp prices, which had been at historically low levels between 1996 and 1999, rebounded in 2000 as a result of recoveries in Asian economies and a decline in capacity resulting from the shut-down of unprofitable or older mills requiring environmental upgrades. This contributed to tightening inventory levels and list prices increasing to an average of approximately $710 per tonne in the fourth quarter of 2000. However, the decline of North American and European economies in 2001 caused a sharp reduction in paper demand. As a result, producer inventories increased markedly and list price levels eroded to an average of approximately $460 per tonne in late 2001 and most of 2002. The weakening of the U.S. dollar against the Euro and other major currencies and an increase in demand resulting from improving American and major European economies in 2003 resulted in producers increasing list prices for kraft pulp in Europe to approximately $560 per tonne in December 2003 despite relatively high inventory levels. List prices for kraft pulp in Europe continued to strengthen in the first quarter of 2004 due to the weak U.S. dollar and improving American and major European economies and were approximately $600 per tonne in March 2004. Most producers, including ourselves, announced a price increase for NBSK pulp for April 2004 to approximately $630 per tonne, which was largely implemented. Further price increases of $10 to $20 per tonne were introduced by various pulp producers for May 2004. However, there can be no assurance that prices will not fall in ensuing months.

        Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro exchange rate and in interest rates. Changes in currency rates affect our performance because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is priced in U.S. dollars, even though our sales are invoiced in Euros. Therefore, a weakening of the U.S. dollar against the Euro will generally reduce the amount of Euro revenues of our pulp operations. Most of our costs, including our debt obligations, are incurred in Euros. These do not fluctuate with the U.S. dollar to Euro exchange rate. Thus, a weakening of the U.S. dollar against the Euro tends to reduce our sales revenue, gross profit and income from operations.

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

        Stendal, as required under its project financing, entered into variable-to-fixed rate interest swaps (the "Stendal Interest Rate Swaps") in August 2002 to fix the interest rate for the full term of the Stendal Loan Facility. While such swaps effectively fix the interest cost on such facility and provide stability with respect to future payments, they have kept Stendal from benefiting from the general overall decline in interest rates over the last approximately 18 months. In the first quarter of 2004, we recorded a non-cash holding loss of €17.4 million before minority interests on the marked to market valuation of such interest rate swaps versus a non-cash holding loss of €10.4 million before minority interests thereon in the prior quarter of 2003. Rosenthal has also entered into forward interest rate and interest cap contracts (the "Interest Rate Contracts") in respect of a portion of its long-term indebtedness under its bank loan facility (the "Rosenthal Loan Facility").

        In order to protect against a weakening U.S. dollar, in March 2004, Rosenthal entered into two currency swaps in the aggregate principal amount of €184.5 million to convert all of its long-term indebtedness under the Rosenthal Loan Facility into U.S. dollars. Stendal also entered into a currency swap in the principal amount of €306.3 million in March 2004 to convert approximately one-half of its indebtedness under the Stendal Loan Facility into U.S. dollars. In the same month, Rosenthal and Stendal also entered into currency forwards in the aggregate notional amount of €61.3 million. Primarily as a result of the strengthening of the U.S. dollar versus the Euro at the end of the 2004 first quarter, we recognized a net non-cash holding loss of approximately €5.1 million before minority interests on the outstanding foreign currency derivatives of Rosenthal and Stendal and the Interest Rate Contracts of Rosenthal. In the prior period of 2003, we recognized a net gain of €1.8 million before minority interests on Rosenthal's outstanding foreign currency and interest rate derivatives. During the prior period, Stendal did not have any foreign currency derivatives outstanding. See "Quantitative and Qualitative Disclosures about Market Risk".

        Since mid-2003, the U.S. dollar has generally weakened versus the Euro and other major currencies. The weak U.S. dollar has effectively reduced pulp sales realizations in Europe. However, improving pulp demand resulting from improving American and major European economies and the weak U.S. dollar has led to higher list prices for kraft pulp in Europe. At the end of the first quarter of 2004, the U.S. dollar strengthened versus the Euro. If the U.S. dollar continues to strengthen versus the Euro, we could record further marked to market non-cash holding losses on the Rosenthal and Stendal foreign currency derivatives, although we would expect to achieve higher pulp sales realizations. A weakening of the U.S. dollar versus the Euro could result in our recording marked to market non-cash holding gains on the Rosenthal and Stendal foreign currency derivatives in future periods, although our pulp sales realizations would decrease. As world economies strengthen, we would expect interest rates to rise from their current historically low levels. If interest rates rise, the Stendal Interest Rate Swaps may have a mark to market non-cash holding gain in future periods, which may be offset in part by higher interest rates payable on Rosenthal's debt obligations. However, so long as interest rates remain at historically low levels, the Stendal Interest Rate Swaps may continue to result in further non-cash holding losses in future periods when they are marked to market. See "Quantitative and Qualitative Disclosures about Market Risk".

        Selected sales data for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(tonnes)
Sales Volume by Product Class
Pulp(1)	81,493	78,479
Papers
Specialty papers	11,038	11,136
Printing papers	6,368	4,571

Total papers	17,406	15,707

Total(1)	98,899	94,186

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Revenues by Product Class
Pulp(1)	€ 33,940	€ 31,385
Papers
Specialty papers	10,865	11,056
Printing papers	4,428	3,792

Total papers	15,293	14,848

Total(1)	€ 49,233	€ 46,233

(1)
Excluding intercompany sales volumes of 1,009 tonnes and 2,129 tonnes of pulp and intercompany net sales revenues of approximately €0.4 million and €0.9 million in the three months ended March 31, 2004 and 2003, respectively.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        Total revenues for the first quarter of 2004 increased to €52.9 million from €50.4 million in the first quarter of 2003, primarily because of higher pulp sales. Pulp and paper revenues were €49.2 million in the 2004 first quarter, versus €46.2 million in the first quarter of 2003.

        Costs of pulp and paper sales in the first quarter of 2004 increased to €46.7 million from €45.0 million in the comparative period of 2003, primarily a result of increased pulp sales volumes.

        For the 2004 first quarter, pulp sales increased to €33.9 million from €31.4 million in the same period a year ago and €34.2 million in the 2003 fourth quarter. List prices for NBSK pulp in Europe were approximately €464 ($580) per tonne in the first quarter of 2004, approximately €441 ($480) per tonne in the first quarter of last year and approximately €444 ($560) per tonne in the fourth quarter of 2003. The increase in NBSK pulp prices was largely offset by the general weakness of the U.S. dollar versus the Euro in the current period. Increased production volumes due to enhanced operational efficiency lead to higher pulp revenues. In the 2004 first quarter, pulp sales by volume were 81,493 tonnes, compared to 78,479 tonnes in the first quarter of 2003 and 81,729 tonnes in the fourth quarter of last year.

        Pulp sales realizations were €416 per tonne on average in the 2004 first quarter, compared to €400 per tonne in the first quarter of 2003 and €418 per tonne in the fourth quarter of 2003.

        Transportation and other revenues for the pulp operations were €3.4 million in the 2004 first quarter, compared to €3.8 million in the first quarter of last year.

        Cost of sales and general, administrative and other expenses for the pulp operations increased to €38.5 million in the 2004 first quarter from €37.5 million in the first quarter of 2003, primarily as a result of the inclusion of certain non-capitalized expenses of approximately €3.1 million related to the Stendal mill as described below. On average, per tonne fiber costs for pulp production decreased by approximately 5.4% compared to the first quarter of last year. Depreciation for the pulp operations was €5.6 million in the current quarter, versus €5.4 million in the year ago period.

        For the first quarter of 2004, our pulp operations generated an operating loss of €0.8 million, versus an operating loss of €1.4 million in the year ago period.

        Paper sales in the 2004 first quarter were €15.3 million, compared with €14.8 million in the first quarter of last year. Sales of specialty papers in the 2004 first quarter were €10.9 million versus €11.1 million in the first quarter of 2003. For the first quarter of 2004, total paper sales volumes were 17,406 tonnes, versus 15,707 tonnes in the first quarter of last year. On average, prices for specialty papers realized in the current period decreased slightly, reflecting a shift in the product mix. Average prices for our printing papers decreased by approximately 16% reflecting generally weak demand.

        Cost of sales and general, administrative and other expenses for the paper operations in the first quarter of 2004 increased to €15.8 million from €13.2 million in the comparative quarter of 2003, primarily as a result of higher paper sales volumes. Depreciation for the paper operations was €0.6 million in the 2004 first quarter, compared to €0.5 million in the 2003 first quarter.

        For the 2004 first quarter, our paper operations generated an operating loss of €0.4 million, compared to operating income of €3.8 million in the first quarter of last year.

        For the first quarter of 2004, consolidated general and administrative expenses increased to €7.2 million from €4.8 million in the year ago period, primarily as a result of the inclusion of certain non-capitalized expenses of approximately €3.1 million related to the Stendal mill. Such costs are comprised principally of personnel and other supervisory expenses in respect of staffing and preparing for the start-up and operation of the Stendal mill. As such costs are not directly related to the construction of the Stendal mill, they are not capitalized. We expect the amount of costs relating to the Stendal project that are expensed to markedly increase as we complete and start up the mill through the remainder of the current fiscal year.

        In the first quarter of 2004, we reported a loss from operations of €1.9 million, compared to income from operations of €1.3 million in the same period last year. Interest expense (excluding capitalized interest of €7.1 million relating to the Stendal pulp mill) in the first quarter of 2004 increased to €3.0 million from €2.5 million a year ago, due to higher borrowings resulting primarily from our convertible note issue in October 2003.

        In the 2004 first quarter, the marked to market valuation of the Stendal Interest Rate Swaps, which were entered to manage the interest risk exposure with respect to approximately €612.6 million under the Stendal Loan Facility, resulted in a net non-cash holding loss of approximately €17.4 million before minority interests, primarily as a result of a decrease in long-term interest rates. In the comparable period of 2003, we recorded a net non-cash holding loss of €10.4 million before minority interests on such interest rate swaps. Under these swaps, Stendal pays a fixed rate and receives a floating rate with respect to interest payments calculated on a notional amount. In March 2004, Stendal converted approximately €306.3 million of its indebtedness under the Stendal Loan Facility into U.S. dollars through a currency swap and entered into a currency forward in the notional amount of €20.6 million. In the 2004 first quarter, we recorded a net non-cash holding loss of approximately €0.2 million before minority interests on the valuation of such currency swap and currency forward as a result of the strengthening of the U.S. dollar versus the Euro at the end of the current quarter.

        In March 2004, Rosenthal entered into currency swaps to manage the exposure with respect to an aggregate principal amount of approximately €184.5 million under the Rosenthal Loan Facility and a currency forward contract in the notional amount of €40.7 million. The currency swaps converted all of Rosenthal's bank indebtedness to U.S. dollars from Euros. Rosenthal had also previously entered into the Interest Rate Contracts. For the first quarter of 2004, we recognized a net non-cash holding loss of €4.9 million before minority interests on the marked to market valuation of such derivatives, versus a net gain of €1.8 million before minority interests on Rosenthal's outstanding derivatives in the year ago period.

        Minority interest for the 2004 first quarter amounted to €7.4 million, representing the two minority shareholders' proportionate loss in the Stendal project. In the first quarter of 2003, minority interest was €3.8 million.

        Our results for the prior period of 2003 included an adjustment of €5.5 million for the non-cash impact of other-than-temporary impairment losses of our available-for-sale securities. There was no similar adjustment in the current period.

        We reported a net loss for the first quarter of 2004 of €19.0 million, or €1.11 per diluted share, versus a net loss of €10.9 million, or €0.65 per diluted share, a year ago.

        As the Stendal project is currently under construction and because of its overall size relative to our other facilities, management uses consolidated operating results excluding derivative items relating to the Stendal project to measure the performance and results of our operating units. Management believes this measure provides meaningful information for it and securityholders on the performance of our operating facilities for a reporting period. Upon commencement of commercial production, the Stendal project will be evaluated with our other operating units. For the three months ended March 31, 2004, we reported a net loss of €19.0 million or €1.11 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of €17.4 million on the Stendal Interest Rate Swaps, €0.2 million on the currency swap and currency forward relating to the Stendal Loan Facility and general and administrative expenses of €3.1 million related to the Stendal mill to, and subtracting other income of €0.1 million related to the Stendal mill and minority interest of €7.4 million from, the reported net loss of €19.0 million, we would have reported a net loss of €5.8 million or €0.34 per share on a diluted basis. For the three months ended March 31, 2003, we reported a net loss of €10.9 million or €0.65 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of €10.4 million on the Stendal Interest Rate Swaps and general and administrative expenses of €0.1 million relating to the Stendal mill to, and subtracting other income of €0.1 million related to the Stendal mill and minority interests of €3.8 million from, the reported net loss of €10.9 million, we would have reported a net loss of €4.5 million or €0.26 per share on a diluted basis. This measure has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States ("GAAP").

        We generated "Operating EBITDA" of €4.5 million in the current period, compared to Operating EBITDA of €7.2 million in the comparative period of 2003. The decrease from the prior period results is primarily as a result of the inclusion of certain non-capitalized expenses related to the Stendal mill in the current period. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization. Operating EBITDA is calculated by adding depreciation and amortization of €6.4 million and €5.9 million to the loss from operations of €1.9 million and income from operations of €1.3 million for the three-month periods ended March 31, 2004 and 2003, respectively.

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

        The following table provides a reconciliation of net loss to (loss) income from operations and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net loss	€(18,996)	€(10,922)
Minority interest	(7,409)	(3,836)
Income taxes	(20)	12
Interest expense	2,988	2,463
Investment income	(934)	(537)
Derivative financial instruments	22,445	8,566
Impairment of investments	—	5,511

(Loss) income from operations	(1,896)	1,257
Add: Depreciation and amortization	6,429	5,921

Operating EBITDA	€4,533	€7,178

Stendal Project Status

        We are implementing the Stendal project, which is a "greenfield" project to construct a new state-of-the-art NBSK pulp mill. The mill will have an annual production capacity of approximately 552,000 tonnes and will be located near the town of Stendal in Germany. As at March 31, 2004, progress on the Stendal project was substantially on schedule and there were no significant deviations from the project budget. At March 31, 2004, the project was approximately 97% completed and approximately 99% of the total engineering was finished. Progress was made in a number of areas including the completion of the erection of the power boiler and start of the steam blowing of the piping. Chemical cleaning and steam blowing of the piping for the recovery boiler has also been started. In addition, progress was made in connection with the construction of the infrastructure of the mill site including connection of the power cable to the town of Stendal and completion of railway connections, and the natural gas pipeline is in use.

        At the end of March 2004, Stendal employed 307 people, 87 of whom are part of the management organization charged with supervising the implementation and completion of the Stendal project. During the current period, the Company engaged a purchase manager for the sales and marketing department. In addition, employee training is on schedule and basic training of employees has substantially been completed.

Liquidity and Capital Resources

        The following table is a summary of selected financial information for the periods indicated:

	As at March 31, 2004	As at December 31, 2003
	(in thousands)
Financial Position
Cash and cash equivalents	€48,136	€51,993
Working capital	(21,213)(1)	(48,947)(1)
Properties, net	789,316	745,178
Total assets	991,318 (2)	935,905 (2)
Long-term liabilities	719,046 (3)	625,702 (3)
Shareholders' equity	113,741	132,855

(1)
We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €100.7 million and €82.1 million outstanding at March 31, 2004 and December 31, 2003, respectively. We expect to receive €85.0 million of our currently outstanding claim expenditures in 2004. However, in accordance with our accounting policies, we do not record these grants until they are received.

(2)
Includes approximately €551.3 million and €503.2 million as at March 31, 2004 and December 31, 2003, respectively, related to properties construction in progress at the site of the Stendal mill.

(3)
Includes approximately €401.6 million and €324.2 million as at March 31, 2004 and December 31, 2003, respectively, related to construction in progress at the site of the Stendal mill.

        At March 31, 2004, our cash and cash equivalents were €48.1 million, compared to €52.0 million at the December 31, 2003. We also had €28.1 million of cash restricted to pay construction in progress costs payable and €19.1 million of cash restricted in a debt service account, both related to the Stendal project. In addition, we had €26.9 million of cash restricted in a debt service account relating to the Rosenthal mill. At March 31, 2004, we had a working capital deficit of €21.2 million, primarily because we pre-finance certain governmental grants which we expect to receive under a dedicated tranche of the Stendal Loan Facility but, under our accounting policies, do not record these grants until they are received, as well as Stendal construction in progress costs payable for which we had not drawn down under such facility. At March 31, 2004, we qualified for investment grants totaling approximately €100.7 million from the federal and state governments of Germany, of which we expect to receive €85.0 million in 2004. Approximately €93.0 million of these grants, when received, will be applied to repay the amounts drawn under the dedicated tranche of the Stendal Loan Facility. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. At March 31, 2004, we had Stendal construction in progress costs payable of €13.4 million which will be paid pursuant to the Stendal Loan Facility in the ordinary course.

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

Operating Activities

        Operating activities in the current quarter provided cash of €8.5 million, compared to €5.0 million in the comparative period of 2003. A decrease in receivables provided cash of €4.0 million in the current period, compared to €0.3 million in the comparative period of 2003. An increase in inventories due primarily to the build up of fiber in connection with the start-up of the Stendal mill used cash of €3.0 million in the first quarter of 2004, compared to a decrease in inventories providing cash of €0.2 million in the first quarter of 2003. An increase in accounts payable and accrued expenses provided cash of €6.0 million in the current period, compared to a decrease in the same using cash of €1.4 million in the comparative period of 2003.

Investing Activities

        Investing activities in the three months ended March 31, 2004 used cash of €50.0 million, primarily as a result of the acquisition of properties, net of investment grants, of which €49.3 million was attributable to the Stendal project, compared to using cash of €7.7 million in the three months ended March 31, 2003, of which €4.9 million was attributable to the Stendal project. Sales of available-for-sale securities provided cash of €0.6 million in the current period.

        We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €100.7 million outstanding as of March 31, 2004, of which we expect to receive €85.0 million in 2004. We received investment grants totaling €18.8 million with respect to the Stendal project during the quarter ended March 31, 2004. In accordance with our accounting policies, we do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them.

Financing Activities

        Financing activities provided cash of €37.6 million in the three months ended March 31, 2004. A net increase in indebtedness, primarily related to the Stendal project, provided cash of €81.6 million. A decrease in construction in progress costs payable used cash of €29.4 million in the current period. An increase in restricted cash used cash of €14.7 million in the current period. We made principal repayments of €7.1 million in connection with the Rosenthal Loan Facility in the three months ended March 31, 2004. The issuance of shares in connection with the exercise of options provided cash of €0.3 million in the current period. Financing activities used cash of €5.7 million in the first three months of 2003, primarily as a result of a decrease in construction costs payable relating to the Stendal project.

        Other than the agreements entered into by Stendal relating to the Stendal project, we had no material commitments to acquire assets or operating businesses at March 31, 2004. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, borrowing against our assets, the sale of debt and/or equity securities and/or asset sales.

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

        In the three months ended March 31, 2004, we reported a net €1.7 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation gain decreased to €4.3 million at March 31, 2004 from €6.0 million at December 31, 2003.

        Based upon the exchange rate at March 31, 2004, the U.S. dollar decreased by approximately 11.0% in value against the Euro since March 31, 2003. See "Quantitative and Qualitative Disclosures about Market Risk".

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

        Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

        For information about our significant accounting policies, see our annual report on Form 10-K for the year ended December 31, 2003.

Cautionary Statement Regarding Forward-Looking Information

        The statements in this report that are not based on historical facts are called "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the year ended December 31, 2003. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Cyclical Nature of Business

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

        All of the derivatives of Rosenthal and Stendal are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period. We determine market valuations based primarily upon valuations provided by our counterparties.

        In March 2004, Rosenthal entered into two currency swaps in the aggregate principal amount of €184.5 million which mature in September 2008 and September 2013, respectively. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal had entered into the currency swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under these currency swaps, Rosenthal effectively pays the principal and interest in U.S. dollars and at U.S. dollar borrowing rates.

        Rosenthal also entered into a currency forward in the current quarter in the notional amount of €40.7 million which matures in March 2005 to reduce or limit its exposure to currency risks and to augment its potential gains or to reduce its potential losses. In addition, Rosenthal entered into the Interest Rate Contracts in 2002 to either fix or limit the interest rates in connection with certain of its indebtedness.

        In August 2002, Stendal entered into the Stendal Interest Rate Swaps in connection with its long-term indebtedness relating to the Stendal project to fix the interest rate under the Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. These contracts were entered into under a specific credit line under the Stendal Loan Facility and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. Under the Stendal Interest Rate Swaps, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Stendal Loan Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Stendal Loan Facility. Stendal effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.

        In March 2004, Stendal also entered into a currency swap in the principal amount of €306.3 million which matures in April 2011, as well as a currency forward contract for the notional amount of €20.6 million maturing in March 2005 to reduce or limit its exposure to currency risks and to augment its potential gains or reduce its potential losses.

        We are exposed to very modest credit-related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.

        As of March 31, 2004, we have not entered into any material financial derivatives outside of our project companies, Rosenthal and Stendal, under their existing lines of credit. As at March 31, 2004, no derivative contract had been executed with respect to pulp prices.

        The following table sets forth the maturity date, the notional amount and the recognized gain or loss in the quarter ended March 31, 2004 for derivatives that were in effect in the first quarter of 2004:

Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss) in Three Months Ended March 31, 2004
		(unaudited) (in millions)	(unaudited) (in millions)
Rosenthal
Interest Rate Cap Agreements(1)	September 2007	$185.5	€(0.1)
Currency Swap(2)	September 2008	€111.8	(2.5)
Currency Swap(3)	September 2013	€72.7	(1.9)
Currency Forward	March 2005	€40.7	(0.4)

			€(4.9)

Stendal
Stendal Interest Rate Swaps(4)	October 2017	€1,457.5	€(17.4)
Currency Swap(5)	April 2011	€306.3	(0.3)
Currency Forward	March 2005	€20.6	0.1

			€(17.6)

(1)
Rosenthal entered into two forward interest rate contracts with notional amounts of $112.4 million (2003: $118.6 million) and $73.1 million (2003: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%.

(2)
For the outstanding principal amount of €111.8 million under the Rosenthal Loan Facility, all repayment installments from March 30, 2004 until September 30, 2008 were swapped into U.S. dollar amounts at a rate of U.S. 1.2398. The interest rate was swapped into the following payments: pay a fixed rate of 4.5%, pay the three-month Libor plus a spread of 0.12% and receive the three-month Euribor until September 30, 2008.

(3)
For the outstanding principal amount of €72.7 million under the Rosenthal Loan Facility, all repayment installments from March 30, 2004 until September 30, 2013 were swapped into U.S. dollar amounts at a rate of U.S. 1.2398. The interest rate was swapped into the six-month Libor plus a spread of 0.12% plus a bank margin of 0.7% until September 30, 2013.

(4)
In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swaps, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matures in May 2004. The second contract is to commence in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract is to commence in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2003 and March 31, 2004, the notional amounts of these three contracts was (i) €341.9 million and €380.0 million, (ii) € 464.9 million and €464.9 million, and (iii) €612.6 million and €612.6 million, respectively.

(5)
For the outstanding principal amount of €306.3 million under the Stendal Loan Facility, all repayment installments from April 1, 2004 until April 1, 2011 were swapped into U.S. dollar amounts at a rate of U.S. 1.2218. The interest rate was swapped into the following payments: pay a fixed rate of 3.5% and receive the six-month Euribor.

        For more information, see our annual report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

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

        (b)    Reports on Form 8-K

  The Company filed the following reports on Form 8-K with respect to the indicated items during the first quarter of 2004:

        Form 8-K dated March 1, 2004
                        Item 12. Results of Operations and Financial Condition
                        Item 7. Exhibits

        Form 8-K dated March 1, 2004
                        Item 12. Results of Operations and Financial Condition
                        Item 7. Exhibits

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
	By:	/s/ DAVID M. GANDOSSI David M. Gandossi Secretary and Chief Financial Officer
Date: May 7, 2004

QuickLinks

PART I. FINANCIAL INFORMATION
MERCER INTERNATIONAL INC. CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (Unaudited)
MERCER INTERNATIONAL INC. CONSOLIDATED BALANCE SHEETS As at March 31, 2004 and December 31, 2003 (Unaudited) (Euros in thousands)
MERCER INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF OPERATIONS For Three Months Ended March 31, 2004 and 2003 (Unaudited) (Euros in thousands, except for earnings per share)
MERCER INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For Three Months Ended March 31, 2004 and 2003 (Unaudited) (Euros in thousands)
MERCER INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For Three Months Ended March 31, 2004 and 2003 (Unaudited) (Euros in thousands)
MERCER INTERNATIONAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THREE MONTHS ENDED MARCH 31, 2004 (Unaudited) (Euros in thousands, except for shares and loss per share)
MERCER INTERNATIONAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THREE MONTHS ENDED MARCH 31, 2004 (Unaudited) (Euros in thousands, except for shares and loss per share)
MERCER INTERNATIONAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THREE MONTHS ENDED MARCH 31, 2004 (Unaudited) (Euros in thousands, except for shares and loss per share)
MERCER INTERNATIONAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THREE MONTHS ENDED MARCH 31, 2004 (Unaudited) (Euros in thousands, except for shares and loss per share)
PART II. OTHER INFORMATION
SIGNATURES