Form 10-Q
period 2004-06-30
MERCER INTERNATIONAL INC
filed 2004-08-09
CIK 75659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒                     NO☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒                     NO☐

The Registrant had 17,324,229 shares of beneficial interest outstanding as at August 6, 2004.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

As at June 30, 2004 and December 31, 2003
(Unaudited)
(Euros in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	€ 42,236	€ 51,993
Cash restricted	20,887	15,187
Receivables	32,386	32,285
Unrealized foreign exchange derivative gains	783	743
Inventories	41,904	23,909
Prepaid expenses	5,675	4,284

Total current assets	143,871	128,401
Long-Term Assets
Cash restricted	45,948	44,180
Property, plant and equipment	823,017	745,178
Investments	844	1,644
Equity method investments	4,378	2,309
Deferred note issuance costs	4,072	4,213
Unrealized foreign exchange derivative gains	13,826	—
Deferred income tax	10,000	9,980

Total assets	€ 1,045,956	€ 935,905

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€ 49,140	€ 37,414
Construction in progress costs payable	19,782	42,756
Note payable	1,002	1,377
Debt, construction in progress	78,700	80,000
Debt, current portion	15,009	15,801

Total current liabilities	163,633	177,348
Long-Term Liabilities
Debt, construction in progress	454,328	324,238
Debt, less current portion	244,533	255,901
Unrealized interest rate derivative losses	44,717	43,151
Unrealized foreign exchange derivative losses	4,665	—
Capital leases and other	4,664	2,412

Total liabilities	916,540	803,050
Minority Interest	—	—
SHAREHOLDERS' EQUITY
Shares of beneficial interest	79,736	78,139
Additional paid-in capital, stock options	14	223
Retained earnings	46,471	49,196
Accumulated other comprehensive income	3,195	5,297

Total shareholders' equity	129,416	132,855

Total liabilities and shareholders' equity	€ 1,045,956	€ 935,905

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Six Months Ended June 30, 2004 and 2003
(Unaudited)
(Euros in thousands, except for earnings per share)

	2004	2003
Revenues
Pulp and paper	€ 97,768	€ 91,274
Transportation	1,467	2,022
Other	5,531	5,018

	104,766	98,314

Cost of sales
Pulp and paper	90,664	86,472
Transportation	1,469	1,863

	92,133	88,335

Gross profit	12,633	9,979
General and administrative expenses	(14,434)	(8,730)
Flooding losses and expenses, less grant income	(669)	1,376

(Loss) income from operations	(2,470)	2,625

Other income (expense)
Interest expense	(5,354)	(4,651)
Investment income	1,464	639
Derivative financial instruments
Unrealized gain (loss), construction in progress financing	12,300	(27,944)
Unrealized and realized net (losses) gains, other	(5,272)	14,601
Other	(404)	11
Impairment of available-for-sale securities	—	(5,511)

Total other income (expense)	2,734	(22,855)

Income (loss) before income taxes and minority interest	264	(20,230)
Income tax benefit (expense)	(199)	(198)

Income (loss) before minority interest	65	(20,428)
Minority interest	(2,790)	10,379

Net loss	(2,725)	(10,049)
Retained earnings, beginning of period	49,196	52,789

Retained earnings, end of period	€ 46,471	€ 42,740

Loss per share
Basic	€ (0.16)	€ (0.60)

Diluted	€ (0.16)	€ (0.60)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Three Months Ended June 30, 2004 and 2003
(Unaudited)
(Euros in thousands, except for earnings per share)

	2004	2003
Revenues
Pulp and paper	€ 48,535	€ 45,041
Transportation	732	980
Other	2,577	1,892

	51,844	47,913

Cost of sales
Pulp and paper	43,987	41,472
Transportation	743	797

	44,730	42,269

Gross profit	7,114	5,644
General and administrative expenses	(7,272)	(3,923)
Flooding losses and expenses, less grant income	(416)	(353)

(Loss) income from operations	(574)	1,368

Other income (expense)
Interest expense	(2,366)	(2,188)
Investment income	530	102
Derivative financial instruments
Unrealized gain (loss), construction in progress financing	29,855	(17,582)
Unrealized and realized net (losses) gains, other	(382)	12,805
Other	(404)	11

Total other income (expense)	27,233	(6,852)

Income (loss) before income taxes and minority interest	26,659	(5,484)
Income tax benefit (expense)	(219)	(186)

Income (loss) before minority interest	26,440	(5,670)
Minority interest	(10,199)	6,543

Net income	16,241	873
Retained earnings, beginning of period	30,230	41,867

Retained earnings, end of period	€ 46,471	€ 42,740

Income per share
Basic	€ 0.94	€ 0.05

Diluted	€ 0.57	€ 0.05

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For Six Months Ended June 30, 2004 and 2003
(Unaudited)
(Euros in thousands)

	2004	2003
Net loss	€ (2,725)	€ (10,049)

Other comprehensive income (loss):
Foreign currency translation adjustments	2,352	1,125
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	(250)	(261)
Reclassification adjustment for other than temporary decline in value	—	5,511

Other comprehensive income (loss)	2,102	6,375

Total comprehensive loss	€ (623)	€ (3,674)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For Three Months Ended June 30, 2004 and 2003
(Unaudited)
(Euros in thousands)

	2004	2003
Net income	€ 16,241	€ 873

Other comprehensive income (loss):
Foreign currency translation adjustments	696	1,016
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	257	(148)

Other comprehensive income	953	868

Total comprehensive income	€ 17,194	€ 1,741

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Six Months Ended June 30, 2004 and 2003
(Unaudited)
(Euros in thousands)

	2004	2003
Cash Flows from (used in) Operating Activities:
Net loss	€ (2,725)	€ (10,049)
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized net loss on derivative financial instruments, construction in progress	(12,300)	27,944
Unrealized net losses (gains) on derivative financial instruments, other	5,272	(14,082)
Depreciation and amortization	12,607	11,881
Impairment of investments	—	5,511
Minority interest	2,790	(10,379)
Stock-based expenses	616	—
Other	204	546
Changes in current assets and liabilities
Inventories	(17,995)	(4,139)
Receivables	(2,489)	(6,500)
Accounts payable and accrued expenses	12,166	5,065
Other	(1,224)	1,593

Net cash from operating activities	(3,078)	7,391

Cash Flows from (used in) Investing Activities:
Purchase of property, plant and equipment, net of investment grants	(88,617)	(88,456)
Sale of long-term investments	1,161	—
Other	115	(30)

Net cash used in investing activities	(87,341)	(88,486)

Cash Flows from (used in) Financing Activities:
Cash restricted	(7,468)	(5,839)
(Decrease) increase in construction in progress costs payable	(22,974)	38,931
Proceeds from borrowings of notes payable and debt	126,000	49,253
Decrease in notes payable and debt	(14,782)	—
Repayment of notes payable and debt	—	(9,266)
Repayment of capital lease obligations	(633)	(416)
Issuance of shares of beneficial interest	582	—

Net cash from financing activities	80,725	72,663

Effect of exchange rate changes on cash and cash equivalents	(63)	122

Net decrease in cash and cash equivalents	(9,757)	(8,310)
Cash and cash equivalents, beginning of period	51,993	30,261

Cash and cash equivalents, end of period	€ 42,236	€ 21,951

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2004

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

Note 2.    Stock-Based Expenses

The Company has a stock-based employee compensation plan, which is described more fully in the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company also has a 2004 Stock Incentive Plan, which is described more fully in the Form S-8 filed by the Company with the SEC on June 16, 2004. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following tables illustrate the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Six Months Ended June 30,
	2004	2003
(Euros in thousands, except per share amounts)
Net Loss
As reported	€ (2,725)	€ (10,049)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(29)	(8)

Pro forma	€ (2,754)	€ (10,057)

Basic Loss Per Share
As reported	€ (0.16)	€ (0.60)

Pro forma	€ (0.16)	€ (0.60)

Diluted Loss Per Share
As reported	€ (0.16)	€ (0.60)

Pro forma	€ (0.16)	€ (0.60)

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Three Months Ended June 30,
	2004	2003
(Euros in thousands, except per share amounts)
Net Income
As reported	€ 16,241	€ 873
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(14)	(6)

Pro forma	€ 16,227	€ 867

Basic Income Per Share
As reported	€ 0.94	€ 0.05

Pro forma	€ 0.94	€ 0.05

Diluted Income Per Share
As reported	€ 0.57	€ 0.05

Pro forma	€ 0.57	€ 0.05

In March 2004, 73,330 shares of beneficial interest were issued as a result of the cashless exercise of 150,000 stock options. This resulted in a total stock-based expense of €532, which was charged to net loss immediately.

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

In June 2004, a total of 15,000 restricted shares of beneficial interest were issued to three trustees in connection with their roles as independent trustees of the Board of Trustees. These shares vest on June 18, 2005. This resulted in a total expense of €112, which will be amortized over the period to June 2005.

In June 2004, 21,000 shares of beneficial interest were issued as a result of the exercise of stock options by a former trustee.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Note 3.    Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The following table sets out the computation of basic and diluted earnings per share for the six months and three months ended June 30, 2004 and 2003, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(Euros in thousands, except per share amounts)
Income from continuing operations — basic	€ (2,725)	€ (10,049)	€ 16,241	€ 873
Interest on convertible notes, net of tax	—	—	69	—

Income from continuing operations — diluted	€ (2,725)	€ (10,049)	€ 16,310	€ 873

Weighted average number of common shares outstanding:
Basic	17,222,857	16,874,899	17,290,504	16,874,899
Effect of dilutive shares:
Stock options and awards	—	—	457,385	—
Convertible notes	—	—	10,645,161	—

Diluted	17,222,857	16,874,899	28,393,050	16,874,899

Income from continuing operations per share:
Basic	€ (0.16)	€ (0.60)	€ 0.94	€ 0.05

Diluted	€ (0.16)	€ (0.60)	€ 0.57	€ 0.05

For the six months ended June 30, 2004 and the six months and three months ended June 30, 2003, warrants, options and convertible notes were not included in the computation of diluted earnings per share because they were anti-dilutive.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Note 4.    Stendal Pulp Mill Project

In August 2002, the Company completed financing arrangements for the design, development, financing, construction and operation of a "greenfield" project to construct and operate a 552,000-tonne softwood kraft pulp mill to be located near Stendal, Germany (the "Stendal Project"). The Stendal Project is being implemented through Zellstoff Stendal GmbH ("Stendal"), an approximately 63.6% owned subsidiary of the Company. Two minority shareholders own approximately 29.4% and 7%, respectively, of the project company. Accordingly, the results of the subsidiary are consolidated into the results of the Company. The Company currently capitalizes the majority of the expenses and the interest related to the Stendal Project as it is classified as construction in progress. Certain personnel and other supervisory expenses in respect of staffing and preparing for the start-up and operation of the Stendal mill are expensed. Construction of the Stendal Project was completed in late July 2004. The Stendal mill will commence to be depreciated when it commences its commercial production. Minority interest on the balance sheet represents the share capital contribution from the minority shareholders, adjusted for their proportionate share of income and loss.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Note 5.    Business Segment Information

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

Summarized financial information concerning the segments is shown in the following table:

	Rosenthal Pulp	Paper	Active Production Segments	Stendal Pulp Construction in Progress	Corporate, Other and Eliminations	Consolidated Total
Six Months Ended June 30, 2004
Sales to external customers	€ 69,226	€ 28,542	€ 97,768	€ —	€ —	€ 97,768
Transportation and other	6,889	438	7,327	927	(1,256)	6,998
Intersegment net sales	1,179	—	1,179	—	(1,179)	—

	77,294	28,980	106,274	927	(2,435)	104,766
Operating costs	54,071	27,028	81,099	—	(1,243)	79,856
Depreciation and amortization	11,136	1,141	12,277	12	318	12,607
General and administrative	4,774	2,711	7,485	5,448	1,171	14,104
Flooding grants, less losses and expenses	—	669	669	—	—	669

	69,981	31,549	101,530	5,460	246	107,236

(Loss) income from operations	7,313	(2,569)	4,744	(4,533)	(2,681)	(2,470)
Interest expense	(4,392)	(284)	(4,676)	(168)	(510)	(5,354)
Unrealized net gain (loss) on derivative financial instruments	(5,272)	—	(5,272)	12,300	—	7,028
Investment income	1,614	(273)	1,341	(345)	64	1,060

(Loss) income before income taxes and minority interest	€ (737)	€ (3,126)	€ (3,863)	€ 7,254	€ (3,127)	€ 264

Six Months Ended June 30, 2003
Sales to external customers	€ 62,414	€ 28,860	€ 91,274	€ —	€ —	€ 91,274
Transportation and other	6,256	560	6,816	—	224	7,040
Intersegment net sales	1,545	—	1,545	—	(1,545)	—

	70,215	29,420	99,635	—	(1,321)	98,314
Operating costs	53,756	24,358	78,114	—	(1,545)	76,569
Depreciation and amortization	10,777	989	11,766	93	22	11,881
General and administrative	3,977	2,770	6,747	746	1,122	8,615
Flooding grants, less losses and expenses	—	(1,376)	(1,376)	—	—	(1,376)

	68,510	26,741	95,251	839	(401)	95,689

(Loss) income from operations	1,705	2,679	4,384	(839)	(920)	2,625
Interest expense	(3,983)	(203)	(4,186)	(8)	(457)	(4,651)
Net gain (loss) on derivative financial instruments	14,601	—	14,601	(27,944)	—	(13,343)
Impairment of investments	(4,441)	(1,070)	(5,511)	—	—	(5,511)
Investment income	777	328	1,105	406	(861)	650

(Loss) income before income taxes and minority interest	€ 8,659	€ 1,734	€ 10,393	€ (28,385)	€ (2,238)	€ (20,230)

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

	Rosenthal Pulp	Paper	Active Production Segments	Stendal Pulp Construction in Progress	Corporate, Other and Eliminations	Consolidated Total
Three Months Ended June 30, 2004
Sales to external customers	€ 35,286	€ 13,249	€ 48,535	€ —	€ —	€ 48,535
Transportation and other	3,892	137	4,029	536	(1,256)	3,309
Intersegment net sales	750	—	750	—	(750)	—

	39,928	13,386	53,314	536	(2,006)	51,844
Operating costs	26,349	13,050	39,399	—	(812)	38,587
Depreciation and amortization	5,554	589	6,143	12	159	6,314
General and administrative	2,665	1,472	4,137	2,316	648	7,101
Flooding grants, less losses and expenses	—	416	416	—	—	416

	34,568	15,527	50,095	2,328	(5)	52,418

(Loss) income from operations	5,360	(2,141)	3,219	(1,792)	(2,001)	(574)
Interest expense	(1,943)	(139)	(2,082)	(111)	(173)	(2,366)
Unrealized net gain (loss) on derivative financial instruments	(382)	—	(382)	29,855	—	29,473
Investment income	629	(278)	351	(124)	(101)	126

(Loss) income before income taxes and minority interest	€ 3,664	€ (2,558)	€ 1,106	€ 27,828	€ (2,275)	€ 26,659

Three Months Ended June 30, 2003
Sales to external customers	€ 31,029	€ 14,012	€ 45,041	€ —	€ —	€ 45,041
Transportation and other	2,446	150	2,596	—	276	2,872
Intersegment net sales	675	—	675	—	(675)	—

	34,150	14,162	48,312	—	(399)	47,913
Operating costs	23,787	13,300	37,087	—	(675)	36,412
Depreciation and amortization	5,393	464	5,857	93	22	5,972
General and administrative	1,905	1,161	3,066	668	75	3,809
Flooding grants, less losses and expenses	—	353	353	—	—	353

	31,085	15,278	46,363	761	(578)	46,546

(Loss) income from operations	3,065	(1,116)	1,949	(761)	179	1,367
Interest expense	(949)	(111)	(1,060)	(8)	(1,120)	(2,188)
Net gain (loss) on derivative financial instruments	12,805	—	12,805	(17,582)	—	(4,777)
Impairment of investments	(4,441)	(1,070)	(5,511)	—	5,511	—
Investment income	386	317	703	260	(850)	114

(Loss) income before income taxes and minority interest	€ 10,865	€ (1,979)	€ 8,886	€ (18,090)	€ 3,720	€ (5,484)

The total assets for the Stendal pulp mill under construction were €683,834 and €555,966 as at June 30, 2004 and December 31, 2003, respectively.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)
(Euros in thousands, except for shares and loss per share)

Note 6.    Derivatives Transactions

In addition to the derivatives reported in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company entered into certain new derivative transactions in the first six months of 2004.

The Company's wholly-owned subsidiary, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), entered into two currency swaps in the aggregate principal amount of approximately €184,500 to convert all of its long-term indebtedness under its bank loan facility into U.S. dollars. The swaps mature in September 2008 and September 2013, respectively. In addition, in the first six months of 2004, Rosenthal entered into a currency forward in the notional amount of approximately €40,700 which matures in March 2005. A marked to market non-cash holding loss of approximately €5,272 and €382 was recognized in respect of these derivatives and certain interest rate derivatives previously entered by Rosenthal in the six months and three months ended June 30, 2004, respectively.

In the first six months of 2004, Stendal entered into a currency swap in the principal amount of approximately €306,300 which matures in April 2011 and a currency forward in the notional amount of approximately €20,600 which matures in March 2005. A net non-cash holding gain of approximately €13,866 and €14,028 was recognized in respect of these derivatives in the six months and three months ended June 30, 2004, respectively.

Note 7.    Reclassifications

Certain prior period amounts in the interim period consolidated financial statements contained herein have been reclassified to conform to the current period's presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) information is provided as of June 30, 2004, unless otherwise stated; (iii) all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; (iv) "€" refers to Euros; and (v) a "tonne" is one metric ton or 2,204.6 pounds.

The following discussion and analysis of our results of operations and financial condition for the six and three months ended June 30, 2004 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Results of Operations

We operate in the pulp and paper business and our operations are located primarily in Germany. Our manufacturing facilities are comprised of: (a) a northern bleached softwood kraft ("NBSK") pulp mill operated by our wholly-owned subsidiary, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), which has an annual production capacity of approximately 300,000 tonnes; (b) a newly constructed, state-of-the-art NBSK pulp mill, with a design production capacity of approximately 552,000 tonnes, near Stendal, Germany (the "Stendal project") built and being started up by our 63.6% owned subsidiary, Zellstoff Stendal GmbH ("Stendal"); and (c) two paper mills located at Heidenau and Fährbrücke, Germany (the "paper mills"), which produce specialty papers and printing and writing papers and, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 tonnes.

We completed construction of the Stendal mill substantially on its planned schedule and budget in late July 2004. Total investment costs in respect of the Stendal project are approximately €1.0 billion, the majority of which is being financed under a senior project finance facility (the "Stendal Loan Facility") in the amount of €828 million and arranged with Bayerische Hypo-und Vereinsbank AG. The Stendal mill is currently in the start-up phase and will be undergoing extensive testing and evaluation. Costs, including interest, relating to and during the construction of the Stendal mill were generally capitalized. Costs comprised principally of personnel and other supervisory expenses in respect of staffing and the start-up and operation of the mill are expensed. See " — Stendal Project Status" below.

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

Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp and paper prices. Historically kraft pulp and paper prices have been cyclical in nature. Kraft pulp prices declined from a high of approximately $710 per tonne in late 2000 to an average of approximately $460 per tonne in late 2001 and most of 2002 as the decline of North American and European economies caused a sharp reduction in paper demand and a build-up of producer inventories. The weakening of the U.S. dollar against the Euro and other major currencies and an increase in demand resulting from improving American and major European economies in 2003 resulted in list prices for kraft pulp in Europe increasing to approximately $560 per tonne in December 2003 despite relatively high inventory levels. List prices for kraft pulp in Europe continued to strengthen in the first half of 2004 due to the relatively weak U.S. dollar and improving world economies. List prices increased to approximately $600 per tonne in March 2004 and approximately $645 per tonne in June 2004. However, there can be no assurance that prices will not fall in ensuing months.

Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro exchange rate and in interest rates. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is priced in U.S. dollars, even though our sales are invoiced in Euros. Therefore, a weakening of the U.S. dollar against the Euro will generally reduce the amount of Euro revenues of our pulp operations. Most of our costs, including our debt obligations, are incurred in Euros. These do not fluctuate with the U.S. dollar to Euro exchange rate. Thus, a weakening of the U.S. dollar against the Euro tends to reduce our sales revenue, gross profit and income from operations.

Changes in interest rates can impact our operating results because the indebtedness we incurred under the credit facilities for establishing the Rosenthal and Stendal pulp mills provide for floating rates of interest.

Changes in currency exchange and interest rates also impact certain foreign currency and interest rate derivatives Rosenthal and Stendal use to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See "Quantitative and Qualitative Disclosures about Market Risk".

Stendal, as required under its project financing, entered into variable-to-fixed rate interest swaps (the "Stendal Interest Rate Swaps") in August 2002 to fix the interest rate on approximately €612.6 million of indebtedness for the full term of the Stendal Loan Facility. Rosenthal has also entered into forward interest rate and interest cap contracts (the "Rosenthal Interest Rate Contracts" and, together with the Stendal Interest Rate Swaps, the "Interest Rate Contracts") in respect of a portion of its long-term indebtedness under its bank loan facility (the "Rosenthal Loan Facility").

In the six months ended June 30, 2004, we recorded a net non-cash holding loss of €1.7 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net loss of €28.8 million before minority interests thereon in the prior period of 2003. In the quarter ended June 30, 2004, we recorded a net non-cash holding gain of €15.8 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net loss of €18.1 million before minority interests thereon in the prior period of 2003.

In March 2004, to protect against a weakening U.S. dollar, Rosenthal entered into two currency swaps in the aggregate principal amount of €184.5 million to convert all of its long-term indebtedness under the Rosenthal Loan Facility into U.S. dollars and a currency forward in the notional amount of €40.7 million (the "Rosenthal Currency Derivatives"). In the same month, Stendal entered into a currency swap in the principal amount of €306.3 million to convert approximately one-half of its indebtedness under the Stendal Loan Facility into U.S. dollars and a currency forward in the notional amount of €20.6 million (the "Stendal Currency Derivatives" and, together with the Rosenthal Currency Derivatives, the "Currency Derivatives"). Primarily as a result of a weakening of the U.S. dollar versus the Euro and changes in interest rates related to such currencies, in the six and three months ended June 30, 2004, we recognized a net non-cash holding gain of approximately €8.7 million and €13.7 million, respectively, before minority interests on the Currency Derivatives. In the six and three months ended June 30, 2003, we recognized a net non-cash holding gain of approximately €15.4 million and €13.3 million, respectively, before minority interests on the then outstanding currency derivatives of Rosenthal. During the prior periods, Stendal did not have any currency derivatives outstanding. See "Quantitative and Qualitative Disclosures about Market Risk".

Since mid-2003, the U.S. dollar has generally weakened versus the Euro and other major currencies. The weak U.S. dollar has effectively reduced pulp sales realizations in Europe. However, improving pulp demand resulting from improving American and major European economies and the weak U.S. dollar has led to higher list prices for kraft pulp in Europe. If the U.S. dollar continues to weaken versus the Euro, we could record marked to market non-cash holding gains on the Currency Derivatives in future periods, although our pulp sales realizations would decrease. A strengthening of the U.S. dollar versus the Euro could result in our recording marked to market non-cash holding losses on the Currency Derivatives in future periods, although we would expect to achieve higher pulp sales realizations. Improving world economies resulted in an increase in interest rates in the second quarter of 2004. If world economies continue to strengthen, we would expect interest rates to continue to rise from their historically low levels. Higher interest rates could result in our recording marked to market non-cash holding gains on the Stendal Interest Rate Swaps in future periods, which may be offset in part by higher interest rates payable on Rosenthal's debt obligations. However, a fall in interest rates could result in our recording non-cash holding losses on the Stendal Interest Rate Swaps in future periods when they are marked to market. See "Quantitative and Qualitative Disclosures about Market Risk".

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Selected sales data for the six months ended June 30, 2004 and 2003 is as follows:

	2004	2003
	(tonnes)
Sales Volume by Product Class
Pulp(1)	156,334	148,179
Papers
Specialty papers	19,625	21,675
Printing papers	13,164	9,334

Total papers	32,789	31,009

Total(1)	189,123	179,188

	(in thousands)
Revenues by Product Class
Pulp(1)	€ 69,226	€ 62,414
Papers
Specialty papers	19,442	21,575
Printing papers	9,100	7,285

Total papers	28,542	28,860

Total(1)	€ 97,768	€ 91,274

(1)
Excluding intercompany sales volumes of 2,549 tonnes and 3,611 tonnes of pulp and intercompany net sales revenues of approximately €1.2 million and €1.5 million in the six months ended June 30, 2004 and 2003, respectively.

Total revenues for the six months ended June 30, 2004 increased to €104.8 million from €98.3 million in the comparative period of 2003, primarily because of higher pulp sales. Pulp and paper revenues were €97.8 million in the first half of 2004, versus €91.3 million in the comparative period of 2003.

Costs of pulp and paper sales in the six months ended June 30, 2004 increased to €90.7 million from €86.5 million in the comparative period of 2003, primarily as a result of increased pulp sales volumes.

For the first half of 2004, pulp sales increased to €69.2 million from €62.4 million in the same period a year ago. List prices for NBSK pulp in Europe were approximately €535 ($645) per tonne at the end of the first half of 2004, compared to approximately €484 ($550) per tonne at the end of the first half of last year. The increase in NBSK pulp prices was partially offset by the weakness of the U.S. dollar versus the Euro in the current period. Increased production volumes due to enhanced operational efficiency lead to higher pulp revenues. In the current period, pulp sales by volume were 156,334 tonnes, compared to 148,179 tonnes in the comparative period of 2003.

Pulp sales realizations were €443 per tonne on average in the current period, compared to €421 per tonne in the first half of 2003.

Transportation and other revenues for the pulp operations were €7.8 million in the period ended June 30, 2004, compared to €6.3 million in the comparative period of last year.

Cost of sales and general, administrative and other expenses for the pulp operations increased to €75.4 million in the six months ended June 30, 2004 from €69.3 million in the comparative period of 2003, primarily as a result of the inclusion of certain non-capitalized expenses of approximately €5.4 million related to the Stendal mill. Such costs are comprised principally of personnel and other supervisory expenses in respect of staffing and the start-up and operation of the Stendal mill. As such costs are not directly related to the construction of the Stendal mill, they are not capitalized. We expect the amount of costs relating to the Stendal project that are expensed to markedly increase as the mill is started up in the third quarter of 2004. On average, per tonne fiber costs for pulp production decreased by approximately 4.2% compared to the first half of last year. Depreciation for the pulp operations was €11.1 million in the current period, versus €10.9 million in the year ago period.

For the first half of 2004, our pulp operations generated operating income of €2.8 million, versus operating income of €0.9 million in the year ago period.

Paper sales in the first half of 2004 were €28.5 million, compared with €28.9 million in the same period of last year. Sales of specialty papers in the first half of 2004 were €19.4 million versus €21.6 million in the first half of 2003, primarily as a result of a shift in the product mix. For the current period, total paper sales volumes were 32,789 tonnes, versus 31,009 tonnes in the first half of last year. On average, prices for specialty papers realized in the current period decreased slightly, reflecting a shift in the product mix. Average prices for our printing papers decreased by approximately 11.0% reflecting generally weak demand.

Cost of sales and general, administrative and other expenses for the paper operations in the first half of 2004 increased to €30.9 million from €28.1 million in the comparative period of 2003, primarily as a result of higher paper sales volumes. Depreciation for the paper operations was €1.1 million in the first half of 2004, compared to €1.0 million in the same period last year.

For the first half of 2004, our paper operations generated an operating loss of €2.6 million, compared to operating income of €2.7 million in the same period of last year.

For the first half of 2004, consolidated general and administrative expenses increased to €14.4 million from €8.7 million in the year ago period, primarily as a result of the inclusion of certain non-capitalized expenses related to the Stendal mill.

In the first half of 2004, we reported a loss from operations of €2.5 million, compared to income from operations of €2.6 million in the same period last year. Interest expense (excluding capitalized interest of €17.5 million relating to the Stendal pulp mill) in the first half of 2004 increased to €5.4 million from €4.7 million a year ago, due to higher borrowings resulting primarily from our convertible note issue in October 2003.

In the first half of 2004, we recorded a net non-cash holding loss of €1.7 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net loss of €28.8 million before minority interests thereon in the prior period of 2003. In addition, in the six months ended June 30, 2004, we recorded a net non-cash holding gain of approximately €8.7 million before minority interests on the valuation of the Currency Derivatives as a result of the weakening of the U.S. dollar versus the Euro and changes in interest rates related to such currencies. In the prior period of 2003, we recorded a net non-cash holding gain of €15.4 million before minority interests on the then outstanding currency derivatives of Rosenthal. Stendal did not have any currency derivatives outstanding in the prior period of 2003.

In the first half of 2004, minority interest, representing the two minority shareholders' proportionate interest in the Stendal project, was €(2.8) million, compared to €10.4 million in the comparative period of 2003.

Our results for the current period include an adjustment of €0.4 million relating primarily to the valuation of certain assets at the paper operations made obsolete as a result of a change in the product mix. Our results for the prior period of 2003 included an adjustment of €5.5 million for the non-cash impact of other-than-temporary impairment losses of our available-for-sale securities.

We reported a net loss for the first half of 2004 of €2.7 million, or €0.16 per diluted share, versus a net loss of €10.0 million, or €0.60 per diluted share, a year ago.

As the Stendal project is currently under construction and because of its overall size relative to our other facilities, management uses consolidated operating results excluding items relating to the Stendal project to measure the performance and results of our operating units. Management believes this measure provides meaningful information for it and securityholders on the performance of our operating facilities for a reporting period. Upon commencement of commercial production, the Stendal project will be evaluated with our other operating units. For the six months ended June 30, 2004, we reported a net loss of €2.7 million or €0.16 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss of €1.6 million on the Stendal Interest Rate Swaps, general and administrative expenses of €5.5 million related to the Stendal mill and minority interest of €2.8 million to, and subtracting the gain of €13.9 million on the Stendal Currency Derivatives and other income of €0.4 million related to the Stendal mill from, the reported net loss of €2.7 million, we would have reported a net loss of €7.2 million or €0.42 per share on a diluted basis. For the six months ended June 30, 2003, we reported a net loss of €10.0 million or €0.60 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss of €27.9 million on the Stendal Interest Rate Swaps and general and administrative expenses of €0.8 million related to the Stendal mill to, and subtracting minority interests of €10.4 million and other income related to the Stendal mill of €0.4 million from, the reported net loss of €10.0 million, we would have reported net income of €8.0 million or €0.47 per share on a diluted basis. This measure has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States ("GAAP").

We generated "Operating EBITDA" of €10.1 million in the current period, compared to Operating EBITDA of €14.5 million in the comparative period of 2003. The decrease from the prior period results is primarily as a result of the inclusion of certain non-capitalized expenses of €5.4 million related to the Stendal mill in the current period. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization. Operating EBITDA is calculated by adding depreciation and amortization of €12.6 million and €11.9 million to the loss from operations of €2.5 million and income from operations of €2.6 million for the six-month periods ended June 30, 2004 and 2003, respectively.

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

The following table provides a reconciliation of net loss to (loss) income from operations and Operating EBITDA for the periods indicated:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Net loss	€ (2,725)	€ (10,049)
Minority interest	2,790	(10,379)
Income taxes	199	198
Interest expense	5,354	4,651
Investment income	(1,464)	(639)
Derivative financial instruments	(7,028)	13,343
Impairment of investments	—	5,511
Other	404	(11)

(Loss) income from operations	(2,470)	2,625
Add: Depreciation and amortization	12,607	11,881

Operating EBITDA	€ 10,137	€ 14,506

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Selected sales data for the three months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	2004	2003
	(tonnes)
Sales Volume by Product Class
Pulp(1)	74,841	69,700
Papers
Specialty papers	8,587	10,539
Printing papers	6,796	4,763

Total papers	15,383	15,302

Total(1)	90,224	85,002

	(in thousands)
Revenues by Product Class
Pulp(1)	€ 35,286	€ 31,029
Papers
Specialty papers	8,577	10,519
Printing papers	4,672	3,493

Total papers	13,249	14,012

Total(1)	€ 48,535	€ 45,041

(1)
Excluding intercompany sales volumes of 1,540 tonnes and 1,482 tonnes of pulp and intercompany net sales revenues of approximately €0.8 million and €0.6 million in the three months ended June 30, 2004 and 2003, respectively.

Total revenues for the three months ended June 30, 2004 increased to €51.8 million from €47.9 million in the comparative period of 2003, primarily because of higher pulp sales. Pulp and paper revenues were €48.5 million in the second quarter of 2004, versus €45.0 million in the comparative period of 2003.

Costs of pulp and paper sales in the three months ended June 30, 2004 increased to €44.0 million from €41.5 million in the comparative period of 2003, primarily a result of increased pulp sales volumes.

For the three months ended June 30, 2004, pulp sales increased to €35.3 million from €31.0 million in the same period a year ago. List prices for NBSK pulp in Europe were approximately €535 ($645) per tonne in the second quarter of 2004, approximately €464 ($580) per tonne in the first quarter of 2004 and approximately €484 ($550) per tonne in the second quarter of last year. The increase in NBSK pulp prices was partially offset by the weakness of the U.S. dollar versus the Euro in the current period. Increased production volumes due to enhanced operational efficiency lead to higher pulp revenues. In the current quarter, pulp sales by volume were 74,841 tonnes, compared to 69,700 tonnes in the comparative period of 2003.

Pulp sales realizations were €471 per tonne on average in the current quarter, compared to €416 per tonne in the first quarter of 2004 and €445 per tonne in the three months ended June 30, 2003.

Transportation and other revenues for the pulp operations were €4.4 million in the three months ended June 30, 2004, compared to €2.4 million in the comparative quarter of last year.

Cost of sales and general, administrative and other expenses for the pulp operations increased to €36.9 million in the three months ended June 30, 2004 from €31.8 million in the comparative period of 2003, primarily as a result of the inclusion of certain non-capitalized expenses of approximately €2.3 million related to the Stendal mill. On average, per tonne fiber costs for pulp production decreased by approximately 2.8% compared to the second quarter of last year. Depreciation for the pulp operations was €5.6 million in the current quarter, versus €5.5 million in the year ago period.

For the three months ended June 30, 2004, our pulp operations generated operating income of €3.6 million, versus operating income of €2.3 million in the year ago period.

Paper sales in the three months ended June 30, 2004 were €13.2 million, compared with €14.0 million in the same period of last year. Sales of specialty papers in the three months ended June 30, 2004 were €8.6 million versus €10.5 million in the three months ended June 30, 2003, primarily as a result of a shift in the product mix. For the current quarter, total paper sales volumes were 15,383 tonnes, versus 15,302 tonnes in the comparative period of last year. On average, prices for specialty papers realized in the current quarter decreased slightly, reflecting a shift in the product mix. Average prices for our printing papers decreased by approximately 6.0% reflecting generally weak demand.

Cost of sales and general, administrative and other expenses for the paper operations in the three months ended June 30, 2004 increased to €15.1 million from €14.9 million in the comparative quarter of 2003, primarily as a result of higher paper sales volumes. Depreciation for the paper operations was €0.6 million in the three months ended June 30, 2004, compared to €0.5 million in the same period last year.

For the three months ended June 30, 2004, our paper operations generated an operating loss of €2.1 million, compared to €1.1 million in the same period of last year.

For the three months ended June 30, 2004, consolidated general and administrative expenses increased to €7.3 million from €3.9 million in the year ago period, primarily as a result of the inclusion of certain non-capitalized expenses related to the Stendal mill.

In the three months ended June 30, 2004, we reported a loss from operations of €0.6 million, compared to income from operations of €1.4 million in the same period last year. Interest expense (excluding capitalized interest of €10.4 million relating to the Stendal pulp mill) in the three months ended June 30, 2004 increased to €2.4 million from €2.2 million a year ago, due to higher borrowings resulting primarily from our convertible note issue in October 2003.

In the three months ended June 30, 2004, the marked to market valuation of the Interest Rate Contracts resulted in a net non-cash holding gain of approximately €15.8 million before minority interests, primarily as a result of an increase in long-term interest rates during the period. In the comparable period of 2003, we recorded a net loss of €18.1 million before minority interests on such Interest Rate Contracts. In addition, in the three months ended June 30, 2004, we recorded a net non-cash holding gain of approximately €13.7 million before minority interests on the valuation of the Currency Derivatives as a result of a weakening of the U.S. dollar versus the Euro and changes in interest rates related to such currencies, versus a net non-cash holding gain of €13.3 million before minority interests on Rosenthal's then outstanding currency derivatives in the year ago period.

In the current quarter, minority interest, representing the two minority shareholders' proportionate interest in the Stendal project, was €(10.2) million, compared to €6.5 million in the comparative period of 2003.

Our results for the current period include an adjustment of €0.4 million relating primarily to the valuation of certain assets at the paper operations made obsolete as a result of a change in the product mix.

We reported net income for the three months ended June 30, 2004 of €16.2 million, or €0.94 per basic share and €0.57 per diluted share, versus net income of €0.9 million, or €0.05 per basic and diluted share, a year ago.

If we had excluded items relating to the Stendal project by subtracting the gain on derivative financial instruments of €15.8 million on the Stendal Interest Rate Swaps, €14.0 million on the Stendal Currency Derivatives and other income of €0.3 million related to the Stendal mill from, and adding minority interest of €10.2 million and general and administrative expenses of €2.3 million relating to the Stendal mill to, the reported net income of €16.2 million, we would have reported a net loss of €1.4 million or €0.08 per share on a diluted basis. For the three months ended June 30, 2003, we reported net income of €0.9 million or €0.05 per share on a diluted basis. If we had excluded items relating to the Stendal project by adding the loss on derivative financial instruments of €17.6 million on the Stendal Interest Rate Swaps and general and administrative expenses of €0.8 million related to the Stendal mill to, and subtracting minority interests of €6.5 million and other income of €0.3 million related to the Stendal mill from, the reported net loss of €0.9 million, we would have reported net income of €12.4 million or €0.74 per share on a diluted basis. This measure has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

We generated Operating EBITDA of €5.7 million in the current quarter, compared to Operating EBITDA of €7.3 million in the comparative period of 2003. The decrease from the prior period results is primarily as a result of the inclusion of certain non-capitalized expenses of €2.3 million related to the Stendal mill in the current period. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the six months ended June 30, 2004 for additional information relating to Operating EBITDA.

The following table provides a reconciliation of net loss to (loss) income from operations and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Net income	€ 16,241	€ 873
Minority interest	10,199	(6,543)
Income taxes	219	186
Interest expense	2,366	2,188
Investment income	(530)	(102)
Derivative financial instruments	(29,473)	4,777
Other	404	(11)

(Loss) income from operations	(574)	1,368
Add: Depreciation and amortization	6,314	5,972

Operating EBITDA	€ 5,740	€ 7,340

Stendal Project Status

Construction of the Stendal pulp mill was completed substantially on its planned schedule and budget in the last week of July 2004. Such completion means that the construction and installation of equipment and works are essentially finished and operational testing, checks and approvals are occurring so that continuous production from the mill can commence. At the end of July 2004, the mill had all of its requisite permits in place to commence operations and had secured sufficient fiber supplies for the balance of 2004 and into the first quarter of 2005. At July 31, 2004, the mill had filled in excess of 71% of its overall staffing requirements. The balance of the hiring will occur in affiliated activities such as harvesting and transportation and will be completed through 2004 and 2005 as the mill ramps up operations.

The Stendal mill is currently being supervised by the contractor using Stendal's personnel to operate the mill. Stendal commenced feeding wood chips to the digester at the end of July 2004 and commenced the initial production of pulp. The initial pulp produced was off-grade pulp which was primarily sold into the recycled fiber, corrugated board and similar markets. The mill is currently producing "start-up quality" pulp. The prices realized on the sale of off-grade and start-up quality pulp are lower than the selling price for on-grade NBSK pulp. Under our current start-up plan, we expect Stendal to commence ramping up pulp production and quality so that the Stendal mill will be producing a significant proportion of saleable kraft pulp by the end of the third quarter of 2004. Pursuant to our start up plan, we expect that the mill would be operating at approximately 80% of its design capacity by the end of 2004.

During the start-up period of the Stendal mill, the mill will undergo extensive testing and evaluation to determine whether mechanical completion has occurred and, following several months of start-up operations, whether certain performance requirements have been met, referred to as the "Acceptance Test". The Acceptance Test requires that the mill continuously produces pulp for a 72-hour period in compliance with specified operational, quality and environmental requirements. Following completion of such testing, if the requisite performance requirements are met, we are required to provide the contractor with an acceptance certificate. Once we deliver the acceptance certificate, we assume responsibility for the operation of the mill, subject to the contractor's warranty obligations.

Under the current start-up plan, we expect that the contractor will shut down the mill for a two or three-week period in October 2004 for the completion of any adjustments, installations and the replacement of any equipment that may be required in order to fulfill its obligations under the construction contract. We also expect that, in the latter part of 2004, the Stendal mill will be shut down for a few days for fine tuning and cleaning so that the contractor may commence trials for the Acceptance Test.

Our planned start up of the Stendal mill is subject to risks commonly associated with the start up of large greenfield industrial projects which could result in the Stendal mill experiencing operating difficulties or delays in the start-up period and the Stendal mill may not achieve our planned production, timing, quality or cost projections. These risks include, without limitation, equipment failures or damage, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship, defective equipment or installation, human error, industrial accidents, weather conditions, failure to comply with environmental and other permits, and complex integration of processes and equipment.

Liquidity and Capital Resources

The following table is a summary of selected financial information for the periods indicated:

	As at June 30, 2004		As at December 31, 2003
	(in thousands)
Financial Position
Cash and cash equivalents	€ 42,236		€ 51,993
Working capital	(19,762	)(1)	(48,947	)(1)
Property, plant and equipment	823,017		745,178
Total assets	1,045,956	(2)	935,905	(2)
Long-term liabilities	752,907	(3)	625,702	(3)
Shareholders' equity	129,416		132,855

(1)
We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €100.6 million and €82.1 million outstanding at June 30, 2004 and December 31, 2003, respectively. We expect to receive €74.1 million of our currently outstanding claim expenditures in 2004 and the balance subsequently. However, in accordance with our accounting policies, we do not record these grants until they are received.

(2)
Includes approximately €590.6 million and €503.2 million as at June 30, 2004 and December 31, 2003, respectively, related to properties construction in progress at the site of the Stendal mill.

(3)
Includes approximately €454.3 million and €324.2 million as at June 30, 2004 and December 31, 2003, respectively, related to construction in progress at the site of the Stendal mill.

At June 30, 2004, our cash and cash equivalents were €42.2 million, compared to €52.0 million at the December 31, 2003. We also had €20.9 million of cash restricted to pay construction in progress costs payable and €19.1 million of cash restricted in a debt service account, both related to the Stendal project. In addition, we had €26.9 million of cash restricted in a debt service account relating to the Rosenthal Loan Facility. At June 30, 2004, we had a working capital deficit of €19.8 million, primarily because we pre-finance certain governmental grants which we expect to receive under a dedicated tranche of the Stendal Loan Facility but, under our accounting policies, do not record these grants until they are received, as well as Stendal construction in progress costs payable for which we had not drawn down under such facility. At June 30, 2004, we qualified for investment grants totaling approximately €100.6 million from the federal and state governments of Germany, of which we expect to receive €74.1 million in 2004 and the balance subsequently. Approximately €41.3 million of these grants, when received, will be applied to repay the amounts drawn under the dedicated tranche of the Stendal Loan Facility. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. At June 30, 2004, we had Stendal construction in progress costs payable of €19.8 million which will be paid pursuant to the Stendal Loan Facility in the ordinary course.

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

Operating Activities

Operating activities in the current period used cash of €3.1 million, compared to providing cash of €7.4 million in the comparative period of 2003. An increase in receivables used cash of €2.5 million in the current period, compared to €6.5 million in the comparative period of 2003. An increase in inventories due primarily to the build up of fiber in connection with the start-up of the Stendal mill used cash of €18.0 million in the first six months of 2004, compared to increased inventories using cash of €4.1 million in the first six months of 2003. An increase in accounts payable and accrued expenses provided cash of €12.2 million in the current period, compared to €5.1 million in the comparative period of 2003.

Investing Activities

Investing activities in the six months ended June 30, 2004 used cash of €87.3 million, primarily as a result of the acquisition of properties, net of investment grants, of which €85.0 million was attributable to the Stendal project, compared to using cash of €88.5 million in the six months ended June 30, 2003, of which €84.0 million was attributable to the Stendal project. Sales of certain legacy available-for-sale securities provided cash of €1.2 million in the current period.

We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €100.6 million outstanding as of June 30, 2004, of which we expect to receive €74.1 million in 2004 and the balance subsequently. We received investment grants totaling €9.5 million with respect to the Stendal project during the period ended June 30, 2004. In accordance with our accounting policies, we do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them.

Financing Activities

Financing activities provided cash of €80.7 million in the six months ended June 30, 2004. A net increase in indebtedness, primarily related to the Stendal project, provided cash of €111.2 million. A decrease in construction in progress costs payable used cash of €23.0 million in the current period. An increase in restricted cash used cash of €7.5 million in the current period. We made principal repayments of €13.2 million in connection with the Rosenthal Loan Facility in the six months ended June 30, 2004. The balance outstanding under such facility at June 30, 2004, net of cash in a restricted debt service account, was €151.5 million. The issuance of shares in connection with the exercise of options provided cash of €0.6 million in the current period. Financing activities provided cash of €72.7 million in the first six months of 2003, primarily as a result of an increase in construction costs payable relating to the Stendal project and an increase in indebtedness primarily in connection with the Stendal project.

Other than the agreements entered into by Stendal relating to the Stendal project, we had no material commitments to acquire assets or operating businesses at June 30, 2004. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, borrowing against our assets, the sale of debt and/or equity securities and/or asset sales.

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

In the six months ended June 30, 2004, we reported a net €2.4 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to €8.4 million at June 30, 2004 from €6.0 million at December 31, 2003.

Based upon the exchange rate at June 30, 2004, the U.S. dollar decreased by approximately 5.6% in value against the Euro since June 30, 2003. See "Quantitative and Qualitative Disclosures about Market Risk".

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

In March 2004, Rosenthal entered into the Rosenthal Currency Derivatives which include two currency swaps in the aggregate principal amount of €184.5 million that mature in September 2008 and September 2013, respectively. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal had entered into the currency swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under these currency swaps, Rosenthal effectively pays the principal and interest in U.S. dollars and at U.S. dollar borrowing rates.

The Rosenthal Currency Derivatives also include a currency forward in the notional amount of €40.7 million which matures in March 2005 that was entered into by Rosenthal to reduce or limit its exposure to currency risks and to augment its potential gains or to reduce its potential losses. In addition, Rosenthal entered into the Rosenthal Interest Rate Contracts in 2002 to either fix or limit the interest rates in connection with certain of its indebtedness.

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

In March 2004, Stendal also entered into the Stendal Currency Derivatives which are comprised of a currency swap in the principal amount of €306.3 million which matures in April 2011 and a currency forward contract for the notional amount of €20.6 million maturing in March 2005 to reduce or limit its exposure to currency risks and to augment its potential gains or reduce its potential losses.

We are exposed to very modest credit-related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.

As of June 30, 2004, we have not entered into any material financial derivatives outside of our project companies, Rosenthal and Stendal, under their existing lines of credit. As at June 30, 2004, no derivative contract had been executed with respect to pulp prices.

The following table sets forth the maturity date, the notional amount and the recognized gain or loss in the six and three months ended June 30, 2004 for derivatives that were in effect during these periods:

Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss) in Six Months Ended June 30, 2004	Recognized Gain (Loss) in Three Months Ended June 30, 2004
		(unaudited) (in millions)	(unaudited) (in millions)	(unaudited) (in millions)
Rosenthal
Interest Rate Cap Agreements(1)	September 2007	$185.5	€ (0.1)	€ (0.0)
Currency Swap(2)	September 2008	€ 111.8	(2.7)	(0.2)
Currency Swap(3)	September 2013	€ 72.7	(2.0)	(0.1)
Currency Forward	March 2005	€ 40.7	(0.5)	(0.1)

			€ (5.3)	€ (0.4)

Stendal
Stendal Interest Rate Swaps(4)	October 2017	€ 1,084.9	€ (1.6)	€ 15.8
Currency Swap(5)	April 2011	€ 306.3	13.8	14.1
Currency Forward	March 2005	€ 20.6	0.1	(0.1)

			€ 12.3	€ 29.8

(1)
Rosenthal entered into two forward interest rate contracts with notional amounts of $112.4 million (2003: $118.6 million) and $73.1 million (2003: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%.

(2)
For €111.8 million of the outstanding principal amount under the Rosenthal Loan Facility, all repayment installments from March 30, 2004 until September 30, 2008 were swapped into U.S. dollar amounts at a rate of U.S. 1.2398. The interest rate was swapped into the following payments: pay a fixed rate of 4.5%, pay the three-month Libor plus a spread of 0.12% and receive the three-month Euribor until September 30, 2008.

(3)
For €72.7 million of the outstanding principal amount under the Rosenthal Loan Facility, all repayment installments from March 30, 2004 until September 30, 2013 were swapped into U.S. dollar amounts at a rate of U.S. 1.2398. The interest rate was swapped into the six-month Libor plus a spread of 0.12% plus a bank margin of 0.7% until September 30, 2013.

(4)
In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swaps, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract is to commence in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2003 and June 30, 2004, the notional amounts of the outstanding two contracts was (i) €464.9 million and €472.3 million, and (ii) €612.6 million and €612.6 million, respectively.

(5)
For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2004 until April 1, 2011 were swapped into U.S. dollar amounts at a rate of U.S. 1.2218. The interest rate was swapped into the following payments: pay a fixed rate of 3.5% and receive the six-month Euribor.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

We held our annual meeting of shareholders on June 14, 2004. At the meeting, two Class I trustees were elected to our board of trustees, the selection of Deloitte & Touche LLP as our independent auditors was ratified and our 2004 Stock Incentive Plan was approved.

The votes cast by shareholders at the meeting as to the election of trustees were as follows:

	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Eric Lauritzen	12,166,185	2,592,806	—
Graeme A. Witts	12,123,007	2,635,984	—

Jimmy S.H. Lee, William D. McCartney, Kenneth A. Shields and Guy W. Adams continued their respective terms as trustees.

In connection with the ratification of the selection of Deloitte & Touche LLP as our independent auditors, shareholders cast 14,735,783 votes in favour of and 20,027 votes against such ratification, and there were 3,181 abstentions and broker non-votes.

In connection with the approval of the adoption of our 2004 Stock Incentive Plan, shareholders cast 6,316,490 votes in favour of and 1,845,535 votes against the approval of such plan, and there were 18,727 abstentions and broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1
Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from the Company's Form 8-K filed April 28, 2004 with the SEC.

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

(b)   Reports on Form 8-K

The Company filed the following reports on Form 8-K with respect to the indicated items during the second quarter of 2004:

Form 8-K dated May 7, 2004
Item 12. Results of Operations and Financial Condition
Item 7. Exhibits
Form 8-K dated April 28, 2004
Item 5. Other Events and Regulation FD Disclosure
Item 7. Exhibits
Form 8-K dated April 27, 2004
Item 12. Results of Operations and Financial Condition
Item 7. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
Date: August 9, 2004
	By:	/s/ DAVID M. GANDOSSI David M. Gandossi Secretary and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.
ITEM 3.
PART II. OTHER INFORMATION
SIGNATURES