Form 10-Q
period 2004-09-30
MERCER INTERNATIONAL INC
filed 2004-11-09
CIK 75659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        The Registrant had 18,074,229 shares of beneficial interest outstanding as at November 8, 2004.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

As at September 30, 2004 and December 31, 2003
(Unaudited)
(Euros in thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	€42,643	€51,993
Cash restricted	29,346	15,187
Receivables	33,003	32,285
Unrealized foreign exchange derivative gains	899	743
Inventories	59,225	23,909
Prepaid expenses	4,603	4,284

Total current assets	169,719	128,401
Long-Term Assets
Cash restricted	47,538	44,180
Property, plant and equipment	942,249	745,178
Investments	878	1,644
Equity method investments	3,993	2,309
Deferred note issuance costs	3,908	4,213
Unrealized foreign exchange derivative gains	14,442	—
Deferred income tax	10,000	9,980

Total assets	€1,192,727	€935,905

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€64,373	€37,414
Construction costs payable	160,952	42,756
Note payable	1,403	1,377
Debt, Stendal	50,000	80,000
Debt, current portion	15,465	15,801

Total current liabilities	292,193	177,348
Long-Term Liabilities
Debt, Stendal	476,301	324,238
Debt, less current portion	234,317	255,901
Unrealized interest rate derivative losses	58,874	43,151
Unrealized foreign exchange derivative losses	594	—
Capital leases and other	8,853	2,412

Total liabilities	1,071,132	803,050
Minority Interest	—	—
SHAREHOLDERS' EQUITY
Shares of beneficial interest	79,736	78,139
Additional paid-in capital, stock options	14	223
Retained earnings	36,592	49,196
Accumulated other comprehensive income	5,253	5,297

Total shareholders' equity	121,595	132,855

Total liabilities and shareholders' equity	€1,192,727	€935,905

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(Euros in thousands, except for earnings per share)

	2004	2003
Revenues
Pulp and paper	€145,084	€134,935
Transportation	2,134	2,850
Other	6,650	6,351

	153,868	144,136

Cost of sales
Pulp and paper	131,420	131,838
Transportation	2,222	2,388

	133,642	134,226

Gross profit	20,226	9,910
General and administrative expenses	(21,182)	(12,961)
Settlement expenses	—	(630)
Impairment of capital assets	(6,000)	—
Flooding losses and expenses, less grant income	(669)	1,162

Loss from operations	(7,625)	(2,519)

Other income (expense)
Interest expense	(9,554)	(6,887)
Investment income	1,679	1,055
Derivative financial instruments
Unrealized loss on interest rate derivatives	(15,825)	(22,832)
Unrealized and realized gain on foreign exchange rate derivatives	14,748	19,228
Other	—	20
Impairment of available-for-sale securities	—	(5,511)

Total other income (expense)	(8,952)	(14,927)

Loss before income taxes and minority interest	(16,577)	(17,446)
Income tax benefit (expense)	37	(226)

Loss before minority interest	(16,540)	(17,672)
Minority interest	3,936	8,499

Net loss	(12,604)	(9,173)
Retained earnings, beginning of period	49,196	52,789

Retained earnings, end of period	€36,592	€43,616

Loss per share
Basic	€(0.73)	€(0.54)

Diluted	€(0.73)	€(0.54)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Three Months Ended September 30, 2004 and 2003
(Unaudited)
(Euros in thousands, except for earnings per share)

	2004	2003
Revenues
Pulp and paper	€47,316	€43,661
Transportation	667	828
Other	1,119	1,333

	49,102	45,822

Cost of sales
Pulp and paper	39,752	45,366
Transportation	753	525

	40,505	45,891

Gross profit (loss)	8,597	(69)
General and administrative expenses	(7,348)	(4,231)
Settlement expenses	—	(630)
Impairment of capital assets	(6,000)	—
Flooding losses and expenses, less grant income	—	(214)

Loss from operations	(4,751)	(5,144)

Other income (expense)
Interest expense	(4,200)	(2,236)
Investment income	215	416
Derivative financial instruments
Unrealized gain (loss) on interest rate derivatives	(14,110)	5,933
Unrealized and realized gain on foreign exchange rate derivatives	6,005	3,806
Other	—	9

Total other income (expense)	(12,090)	7,928

Income (loss) before income taxes and minority interest	(16,841)	2,784
Income tax benefit (expense)	236	(28)

Income (loss) before minority interest	(16,605)	2,756
Minority interest	6,726	(1,880)

Net income (loss)	(9,879)	876
Retained earnings, beginning of period	46,471	42,740

Retained earnings, end of period	€36,592	€43,616

Income (loss) per share
Basic	€(0.57)	€0.05

Diluted	€(0.57)	€0.05

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(Euros in thousands)

	2004	2003
Net loss	€(12,604)	€(9,173)

Other comprehensive income (loss):
Foreign currency translation adjustments	313	1,240
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	(269)	2,084
Reclassification adjustment for other than temporary decline in value	—	5,511

Other comprehensive income (loss)	44	8,835

Total comprehensive loss	€(12,560)	€(338)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For Three Months Ended September 30, 2004 and 2003
(Unaudited)
(Euros in thousands)

	2004	2003
Net income (loss)	€(9,879)	€876

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,039)	115
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	(19)	2,345

Other comprehensive income (loss)	(2,058)	2,460

Total comprehensive income (loss)	€(11,937)	€3,336

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(Euros in thousands)

	2004	2003
Cash Flows from (used in) Operating Activities:
Net loss	€(12,604)	€(9,173)
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized net loss on interest rate derivatives	15,825	22,832
Unrealized and realized net gains on foreign exchange rate derivatives	(14,748)	(19,228)
Depreciation and amortization	17,217	18,135
Impairment of capital assets	6,000	—
Impairment of investments	—	5,511
Minority interest	(3,936)	(8,499)
Stock-based expenses	690	432
Other	1,139	748
Changes in current assets and liabilities
Inventories	(35,825)	(6,554)
Receivables	(2,056)	(8,138)
Accounts payable and accrued expenses	26,331	11,554
Other	782	(651)

Net cash from (used in) operating activities	(1,185)	6,969

Cash Flows from (used in) Investing Activities:
Purchase of property, plant and equipment, net of investment grants	(213,115)	(226,240)
Sale of long-term investments	1,161	296
Other	115	48

Net cash used in investing activities	(211,839)	(225,896)

Cash Flows from (used in) Financing Activities:
Cash restricted	(17,517)	(486)
Increase in construction costs payable	118,196	34,362
Proceeds from borrowings of notes payable and debt	126,000	186,859
Repayment of notes payable and debt	(21,886)	(15,444)
Repayment of capital lease obligations	(1,781)	(38)
Issuance of shares of beneficial interest	582	913

Net cash from financing activities	203,594	206,166

Effect of exchange rate changes on cash and cash equivalents	80	54

Net decrease in cash and cash equivalents	(9,350)	(12,707)
Cash and cash equivalents, beginning of period	51,993	30,261

Cash and cash equivalents, end of period	€42,643	€17,554

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)
(Euros in thousands, except for shares and per share data)

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

	Nine Months Ended September 30,
	2004	2003
	(Euros in thousands, except per share amounts)
Net Loss
As reported	€(12,604)	€(9,173)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(31)	(13)
Add: Reversal of stock-based compensation expense recognized under APB Opinion No. 25	—	14

Pro forma	€(12,635)	€(9,172)

Basic Loss Per Share
As reported	€(0.73)	€(0.54)

Pro forma	€(0.73)	€(0.54)

Diluted Loss Per Share
As reported	€(0.73)	€(0.54)

Pro forma	€(0.73)	€(0.54)

	Three Months Ended September 30,
	2004	2003
	(Euros in thousands, except per share amounts)
Net Income (Loss)
As reported	€(9,879)	€876
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(2)	(5)
Add: Reversal of stock-based compensation expense recognized under APB Opinion No. 25	—	14

Pro forma	€(9,881)	€885

Basic Income (Loss) Per Share
As reported	€(0.57)	€0.05

Pro forma	€(0.57)	€0.05

Diluted Income (Loss) Per Share
As reported	€(0.57)	€0.05

Pro forma	€(0.57)	€0.05

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

Note 3.    Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during a period. Diluted earnings (loss) per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The following table sets out the computation of basic and diluted earnings (loss) per share for the nine months and three months ended September 30, 2004 and 2003, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(Euros in thousands, except per share amounts)
Income (loss) from continuing operations — basic	€(12,604)	€(9,173)	€(9,879)	€876
Interest on convertible notes, net of tax	—	—	—	—

Income (loss) from continuing operations — diluted	€(12,604)	€(9,173)	€(9,879)	€876

Weighted average number of common shares outstanding:
Basic	17,256,894	16,887,262	17,324,229	16,911,584
Effect of dilutive shares:
Stock options and awards	—	—	—	31,389
Convertible notes	—	—	—	—

Diluted	17,256,894	16,887,262	17,324,229	16,942,973

Income (loss) from continuing operations per share:
Basic	€(0.73)	€(0.54)	€(0.57)	€0.05

Diluted	€(0.73)	€(0.54)	€(0.57)	€0.05

        For the nine months ended September 30, 2004 and 2003 and the three months ended September 30, 2004, warrants, options and convertible notes were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

Note 4.    Stendal Pulp Mill Project

        The Stendal pulp mill was substantially complete and ready for its intended use on September 18, 2004. Effective September 18, 2004, the Company began expensing all of the costs, including interest, related to the mill and began depreciating it. A depreciation period of 25 years was established based on the expected useful life of the production assets. Depreciation was computed using the straight-line method in accordance with the Company's accounting policies.

Note 5.    Business Segment Information

        The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.

        Summarized financial information concerning the segments is shown in the following table:

	Rosenthal Pulp	Stendal Pulp	Total Pulp	Paper	Corporate, Other and Eliminations	Consolidated Total
Nine Months Ended September 30, 2004
Sales to external customers	€103,743	€—	€103,743	€41,341	€—	€145,084
Transportation and other	8,338	600	8,938	314	(468)	8,784
Intersegment net sales	1,822	—	1,822	—	(1,822)	—

	113,903	600	114,503	41,655	(2,290)	153,868
Operating costs	78,773	509	79,282	39,869	(2,210)	116,941
Depreciation and amortization	14,166	795	14,961	1,740	—	16,701
General and administrative	7,960	6,645	14,605	3,960	2,617	21,182
Impairment of capital assets	—	—	—	6,000	—	6,000
Flooding grants, less losses and expenses	—	—	—	669	—	669

	100,899	7,949	108,848	52,238	407	161,493

Income (loss) from operations	13,004	(7,349)	5,655	(10,583)	(2,697)	(7,625)
Interest expense	(6,345)	(1,888)	(8,233)	(421)	(900)	(9,554)
Net loss on derivative financial instruments	(275)	(802)	(1,077)	—	—	(1,077)
Other income (expense)	2,327	(453)	1,874	152	(347)	1,679

Income (loss) before income taxes and minority interest	€8,711	€(10,492)	€(1,781)	€(10,852)	€(3,944)	€(16,577)

Nine Months Ended September 30, 2003
Sales to external customers	€92,418	€—	€92,418	€42,517	€—	€134,935
Transportation and other	8,249	—	8,249	796	156	9,201
Intersegment net sales	2,178	—	2,178	—	(2,178)	—

	102,845	—	102,845	43,313	(2,022)	144,136
Operating costs	80,968	—	80,968	37,581	(2,179)	116,370
Depreciation and amortization	16,311	—	16,311	1,545	—	17,856
General and administrative	5,588	1,752	7,340	3,721	1,900	12,961
Settlement expenses	—	—	—	—	630	630
Flooding grants, less losses and expenses	—	—	—	(1,162)	—	(1,162)

	102,867	1,752	104,619	41,685	351	146,655

Income (loss) from operations	(22)	(1,752)	(1,774)	1,628	(2,373)	(2,519)
Interest expense	(5,961)	(8)	(5,969)	(323)	(595)	(6,887)
Net gain (loss) on derivative financial instruments	18,335	(21,939)	(3,604)	—	—	(3,604)
Impairment of investments	(4,441)	—	(4,441)	(1,070)	—	(5,511)
Other income (expense)	1,475	50	1,525	(51)	(399)	1,075

Income (loss) before income taxes and minority interest	€9,386	€(23,649)	€(14,263)	€184	€(3,367)	€(17,446)

	Rosenthal Pulp	Stendal Pulp	Total Pulp	Paper	Corporate, Other and Eliminations	Consolidated Total
Three Months Ended September 30, 2004
Sales to external customers	€34,517	€—	€34,517	€12,799	€—	€47,316
Transportation and other	2,575	(327)	2,248	(124)	(338)	1,786
Intersegment net sales	643	—	643	—	(643)	—

	37,735	(327)	37,408	12,675	(981)	49,102
Operating costs	24,702	509	25,211	11,837	(967)	36,081
Depreciation and amortization	3,030	795	3,825	599	—	4,424
General and administrative	3,186	1,185	4,371	1,849	1,128	7,348
Impairment of capital assets	—	—	—	6,000	—	6,000

	30,918	2,489	33,407	20,285	161	53,853

Income (loss) from operations	6,817	(2,816)	4,001	(7,610)	(1,142)	(4,751)
Interest expense	(1,953)	(1,720)	(3,673)	(137)	(390)	(4,200)
Net gain (loss) on derivative financial instruments	4,997	(13,102)	(8,105)	—	—	(8,105)
Other income (expense)	713	(108)	605	21	(411)	215

Income (loss) before income taxes and minority interest	€10,574	€(17,746)	€(7,172)	€(7,726)	€(1,943)	€(16,841)

Three Months Ended September 30, 2003
Sales to external customers	€30,004	€—	€30,004	€13,657	€—	€43,661
Transportation and other	1,993	—	1,993	236	(68)	2,161
Intersegment net sales	633	—	633	—	(633)	—

	32,630	—	32,630	13,893	(701)	45,822
Operating costs	27,212	—	27,212	13,223	(634)	39,801
Depreciation and amortization	5,534	—	5,534	556	—	6,090
General and administrative	1,611	913	2,524	951	756	4,231
Settlement expenses	—	—	—	—	630	630
Flooding grants, less losses and expenses	—	—	—	214	—	214

	34,357	913	35,270	14,944	752	50,966

Loss from operations	(1,727)	(913)	(2,640)	(1,051)	(1,453)	(5,144)
Interest expense	(1,978)	—	(1,978)	(120)	(138)	(2,236)
Net gain on derivative financial instruments	3,734	6,005	9,739	—	—	9,739
Other income (expense)	698	(356)	342	(379)	462	425

Income (loss) before income taxes and minority interest	€727	€4,736	€5,463	€(1,550)	€(1,129)	€2,784

        The total assets for the Stendal pulp mill were €838,679 and €555,966 as at September 30, 2004 and December 31, 2003, respectively.

Note 6.    Inventories

	September 30, 2004	December 31, 2003
Pulp and paper
Raw materials	€47,099	€16,203
Work in process and finished goods	12,126	7,706

	€59,225	€23,909

Note 7.    Derivatives Transactions

        In addition to the derivatives reported in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company entered into certain new derivative transactions in the first nine months of 2004.

        The Company's wholly-owned subsidiary, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), entered into two currency swaps in the aggregate principal amount of approximately €184,500 to convert all of its long-term indebtedness under its bank loan facility into U.S. dollars. The swaps mature in September 2008 and September 2013, respectively. In addition, in the first nine months of 2004, Rosenthal entered into a currency forward in the notional amount of approximately €40,700 which matures in March 2005. A marked to market non-cash holding loss of approximately €174 and a non-cash holding gain of approximately €4,949 was recognized in respect of these derivatives in the nine months and three months ended September 30, 2004, respectively.

        In the first nine months of 2004, Stendal entered into a currency swap in the principal amount of approximately €306,300 which matures in April 2011 and a currency forward in the notional amount of approximately €20,600 which matures in March 2005. A net non-cash holding gain of approximately €14,921 and €1,055 was recognized in respect of these derivatives in the nine months and three months ended September 30, 2004, respectively.

Note 8.    Change in Accounting Estimate

        In conjunction with establishing the depreciation period for the Stendal mill (see note 4), the Company also reviewed the useful life of the Rosenthal mill, which resulted in a change in the estimate of its useful life from an initial 15 to 25 years. The change in estimate was reflected effective July 1, 2004. As the Rosenthal mill had been depreciated for approximately 5 years as of July 1, 2004, the change in estimate reflects a remaining depreciable life of approximately 20 years. The total effect of the change in estimate resulted in a decrease of approximately €2,188 in cost of sales and net loss, and a decrease in basic and diluted net loss per share of €0.13 for the nine and three months ended September 30, 2004.

Note 9.    Impairment Charge

        The paper segment has reported weaker than expected returns for a period of time and certain initiatives to increase the return on the assets have been unsuccessful to date. As a result, during the quarter, the Company reviewed the paper segment for possible impairment of value. The Company has recorded an impairment of €6,000 against the Fährbrücke mill assets during the nine and three months ended September 30, 2004, respectively. Fair value of the assets was based primarily on cash flow analysis and information available from unsolicited third-party interests in these assets.

Note 10.    Subsequent Event

        Subsequent to September 30, 2004, 750,000 shares of beneficial interest were issued as a result of the exercise of stock options by the Company's Chief Executive Officer for total proceeds of €3,792.

Note 11.    Reclassifications

        Certain prior period amounts in the interim period consolidated financial statements contained herein have been reclassified to conform to the current period's presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In this document: (i) unless the context otherwise requires, "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) information is provided as of September 30, 2004, unless otherwise stated; (iii) all references to monetary amounts are to "Euros", the lawful currency adopted by most members of the European Union, unless otherwise stated; (iv) "€" refers to Euros; and (v) a "tonne" is one metric ton or 2,204.6 pounds.

        The following discussion and analysis of our results of operations and financial condition for the nine and three months ended September 30, 2004 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Results of Operations

        We operate in the pulp and paper business and our operations are located primarily in Germany. Our manufacturing facilities are comprised of: (a) a northern bleached softwood kraft ("NBSK") pulp mill operated by our wholly-owned subsidiary, Zellstoff-und Papierfabrik Rosenthal GmbH & Co., KG ("Rosenthal"), near Blankenstein, Germany, which has an annual production capacity of approximately 310,000 tonnes; (b) a newly constructed, state-of-the-art NBSK pulp mill, with a design production capacity of approximately 552,000 tonnes, near Stendal, Germany (the "Stendal project") built and being started up by our 63.6% owned subsidiary, Zellstoff Stendal GmbH ("Stendal"); and (c) two paper mills located at Heidenau and Fährbrücke, Germany (the "paper mills"), which produce specialty papers and printing and writing papers and, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 tonnes.

        The Stendal mill was completed substantially on its planned schedule and budget in the third quarter of 2004. Total investment costs in respect of the Stendal mill were approximately €1.0 billion, the majority of which was financed under a senior project finance facility (the "Stendal Loan Facility") in the amount of €828 million and arranged with Bayerische Hypo-und Vereinsbank AG. The Stendal mill is currently in the start-up phase and is undergoing extensive testing and evaluation. Effective September 18, 2004, we commenced expensing all of the costs, including interest, related to the Stendal mill. Prior to that date, most of the costs, including interest, relating to the Stendal mill were capitalized. Our results for the nine and three months ended September 30, 2004 include operating and interest costs of €9.8 million and €4.2 million, respectively, related to the Stendal mill. During such periods, we did not report any pulp sales revenues from Stendal. Some lower quality pulp produced at the Stendal mill prior to September 18, 2004 was sold, but the revenues therefrom were capitalized against testing costs in property, plant and equipment. See " — Stendal Project Status".

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

        Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp and paper prices. Historically kraft pulp and paper prices have been cyclical in nature. Kraft pulp prices declined from a high of approximately $710 per tonne in late 2000 to an average of approximately $460 per tonne in late 2001 and most of 2002 as the decline of North American and European economies caused a sharp reduction in paper demand and a build-up of producer inventories. The weakening of the U.S. dollar against the Euro and other major currencies and an increase in demand resulting from improving American and major European economies in 2003 resulted in list prices for kraft pulp in Europe increasing to approximately $560 per tonne in December 2003 despite relatively high inventory levels. List prices for kraft pulp in Europe continued to strengthen in 2004 due to the relatively weak U.S. dollar and improving world economies. List prices increased to approximately $640 per tonne in August 2004, before decreasing to approximately $605 per tonne in September 2004, primarily as a result of a build-up of producer inventories. There can be no assurance that prices will not continue to fall in ensuing months.

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

        In the nine months ended September 30, 2004, we recorded a net non-cash holding loss of €15.8 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net loss of €22.8 million before minority interests thereon in the prior period of 2003. In the quarter ended September 30, 2004, we recorded a net non-cash holding loss of €14.1 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net gain of €5.9 million before minority interests thereon in the prior period of 2003.

        In March 2004, to protect against a weakening U.S. dollar, Rosenthal entered into two currency swaps in the aggregate principal amount of €184.5 million to convert all of its long-term indebtedness under the Rosenthal Loan Facility into U.S. dollars and a currency forward in the notional amount of €40.7 million (the "Rosenthal Currency Derivatives"). In the same month, Stendal entered into a currency swap in the principal amount of €306.3 million to convert approximately one-half of its indebtedness under the Stendal Loan Facility into U.S. dollars and a currency forward in the notional amount of €20.6 million (the "Stendal Currency Derivatives" and, together with the Rosenthal Currency Derivatives, the "Currency Derivatives"). Primarily as a result of a weakening of the U.S. dollar versus the Euro and changes in interest rates related to such currencies, in the nine and three months ended September 30, 2004, we recognized a net non-cash holding gain of approximately €14.7 million and €6.0 million, respectively, before minority interests on the Currency Derivatives. In the nine and three months ended September 30, 2003, we recognized a net gain of approximately €19.2 million and €3.8 million, respectively, before minority interests on the then outstanding currency derivatives of Rosenthal and Stendal. See "Quantitative and Qualitative Disclosures about Market Risk".

        If the U.S. dollar continues to weaken versus the Euro, we could record further marked to market non-cash holding gains on the Currency Derivatives in future periods, although our pulp sales realizations would decrease. A strengthening of the U.S. dollar versus the Euro could result in our recording marked to market non-cash holding losses on the Currency Derivatives in future periods, although we would expect to achieve higher pulp sales realizations. Improving world economies resulted in an increase in interest rates in the first half of 2004. If world economies continue to strengthen, we would expect interest rates to continue to rise from their historically low levels. Higher interest rates could result in our recording marked to market non-cash holding gains on the Interest Rate Contracts in future periods, which may be offset in part by higher interest rates payable on Rosenthal's debt obligations. However, a fall in interest rates could result in our recording non-cash holding losses on the Interest Rate Contracts in future periods when they are marked to market. See "Quantitative and Qualitative Disclosures about Market Risk".

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

        Selected sales data for the nine months ended September 30, 2004 and 2003 is as follows:

	Nine Months Ended September 30,
	2004	2003
	(tonnes)
Sales Volume by Product Class
Pulp(1)	229,462	221,926
Papers
Specialty papers	28,144	30,420
Printing papers	19,357	16,568

Total papers	47,501	46,988

Total(1)	276,963	268,914

	(in thousands
Revenues by Product Class
Pulp(1)	€103,743	€92,418
Papers
Specialty papers	28,039	30,185
Printing papers	13,302	12,332

Total papers	41,341	42,517

Total(1)	€145,084	€134,935

(1)
Excluding intercompany sales volumes of 3,897 tonnes and 5,166 tonnes of pulp and intercompany net sales revenues of approximately €1.8 million and €2.2 million in the nine months ended September 30, 2004 and 2003, respectively.

        Total revenues for the nine months ended September 30, 2004 increased to €153.9 million from €144.1 million in the comparative period of 2003, primarily because of higher pulp sales. Pulp and paper revenues were €145.1 million in the current period, versus €134.9 million in the comparative period of 2003.

        Costs of pulp and paper sales in the nine months ended September 30, 2004 decreased to €131.4 million from €131.8 million in the comparative period of 2003, primarily as a result of lower pulp production costs at our Rosenthal mill.

        In the current period, pulp sales increased to €103.7 million from €92.4 million in the same period a year ago as a result of higher prices and production from our Rosenthal mill. We did not report any revenues from the sale of pulp from the Stendal mill in the current period. List prices for NBSK pulp in Europe were approximately €519 ($635) per tonne in the third quarter of 2004, compared to approximately €444 ($550) per tonne in the third quarter of last year. The increase in NBSK pulp prices was partially offset by the weakness of the U.S. dollar versus the Euro in the current period. In the current period, pulp sales by volume were 229,462 tonnes, compared to 221,926 tonnes in the comparative period of 2003.

        Pulp sales realizations were €452 per tonne on average in the current period, compared to €416 per tonne in the comparative period of 2003.

        Transportation and other revenues for the pulp operations were €8.9 million in the period ended September 30, 2004, compared to €8.2 million in the comparative period of last year.

        Cost of sales and general, administrative and other expenses for the pulp operations increased to €108.8 million in the nine months ended September 30, 2004 from €104.6 million in the comparative period of 2003, primarily as a result of the inclusion of €7.9 million of operating costs related to the Stendal mill.

        On average, fiber costs for pulp production decreased by approximately 4.3% compared to the first nine months of last year.

        Depreciation for the pulp operations was €15.0 million in the current period, versus €16.3 million in the year ago period. A change effective July 1, 2004 in our depreciation estimate in respect of our Rosenthal mill resulted in a decrease of €2.2 million in cost of sales and net loss, and a decrease in net loss per share of €0.13 for the nine months ended September 30, 2004.

        For the nine months of 2004, our pulp operations generated operating income of €5.7 million, versus an operating loss of €1.8 million in the year ago period.

        Paper sales in the current period were €41.3 million, compared with €42.5 million in the same period of last year. Sales of specialty papers in the nine months ended September 30, 2004 were €28.0 million versus €30.2 million in the comparative period of 2003, primarily as a result of a shift in the product mix. For the current period, total paper sales volumes were 47,501 tonnes, versus 46,988 tonnes in the nine months ended September 30, 2003. On average, prices for specialty papers realized in the current period increased slightly, reflecting a shift in the product mix. Average prices for our printing papers decreased by approximately 7.7% reflecting generally weak demand.

        Cost of sales and general, administrative and other expenses for the paper operations in the nine months ended September 30, 2004 increased to €52.2 million from €41.7 million in the comparative period of 2003, primarily as a result of a non-cash €6.0 impairment charge relating to our paper operations. On November 3, 2004, our management determined to record and our audit committee approved a non-cash impairment charge of €6.0 million to write-off the carrying value of our Fährbrücke paper mill assets. Based upon its current product mix, the mill has an annual production capacity of approximately 35,000 tonnes and produces primarily printing and writing paper. We determined to take the impairment charge as the Fährbrücke mill has generated weaker than expected returns over a period of time despite changes to its product mix. We do not expect the impairment charge in and of itself to result in future cash expenditures as we intend to continue to operate the Fährbrücke mill.

        Depreciation for the paper operations was €1.7 million in the current period, compared to €1.5 million in the same period last year.

        For the nine months ended September 30, 2004, our paper operations generated an operating loss of €10.6 million, which included the non-cash impairment charge of €6.0 million, compared to operating income of €1.6 million in the same period of last year.

        For the nine months ended September 30, 2004, consolidated general and administrative expenses increased to €21.2 million from €13.0 million in the year ago period, primarily as a result of the inclusion of operating costs of €7.9 million related to the Stendal mill.

        In the current period, we reported a loss from operations of €7.6 million, compared to €2.5 million in the same period last year. Interest expense (excluding capitalized interest of €27.2 million relating to the Stendal pulp mill) in the period ended September 30, 2004 increased to €9.6 million from €6.9 million a year ago, due to higher borrowings resulting primarily from our convertible note issue in October 2003 and the inclusion of interest expense of €1.9 million relating to the Stendal project after September 18, 2004.

        In the period ended September 30, 2004, we recorded a net non-cash holding loss of €15.8 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net loss of €22.8 million before minority interests thereon in the prior period of 2003. In addition, in the nine months ended September 30, 2004, we recorded a net non-cash holding gain of approximately €14.7 million before minority interests on the valuation of the Currency Derivatives as a result of the weakening of the U.S. dollar versus the Euro and changes in interest rates related to such currencies. In the prior period of 2003, we recorded a net gain of €19.2 million before minority interests on the then outstanding currency derivatives of Rosenthal and Stendal.

        In the nine months ended September 30, 2004, minority interest, representing the two minority shareholders' proportionate interest in the Stendal project, was €3.9 million, compared to €8.5 million in the comparative period of 2003.

        Our results for the prior period of 2003 included an adjustment of €5.5 million for the non-cash impact of other-than-temporary impairment losses on our available-for-sale securities.

        We reported a net loss for the nine months ended September 30, 2004 of €12.6 million, or €0.73 per basic and diluted share, which reflected the non-cash €6.0 million impairment charge related to our paper operations, the inclusion of €9.8 million of operating and interest costs related to our Stendal mill and the net non-cash holding loss on the marked to market valuation of our derivative instruments. In the comparative period of 2003, we reported a net loss of €9.2 million, or €0.54 per basic and diluted share.

        We generated "Operating EBITDA" of €15.6 million in the nine months ended September 30, 2004 and 2003, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €23.2 million and €18.1 million to the loss from operations of €7.6 million and €2.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

        Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

        The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the periods indicated:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net loss	€ (12,604)	€ (9,173)
Minority interest	(3,936)	(8,499)
Income taxes	(37)	226
Interest expense	9,554	6,887
Investment income	(1,679)	(1,055)
Derivative financial instruments	1,077	3,604
Impairment of investments	—	5,511
Other	—	(20)

Loss from operations	(7,625)	(2,519)
Add: Depreciation and amortization	17,217	18,135
Impairment charge	6,000	—

Operating EBITDA	€15,592	€15,616

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

        Selected sales data for the three months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,
	2004	2003
	(tonnes)
Sales Volume by Product Class
Pulp(1)	73,128	73,747
Papers
Specialty papers	8,519	8,745
Printing papers	6,193	7,234

Total papers	14,712	15,979

Total(1)	87,840	89,726

	(in thousands)
Revenues by Product Class
Pulp(1)	€34,517	€30,004
Papers
Specialty papers	8,597	8,610
Printing papers	4,202	5,047

Total papers	12,799	13,657

Total(1)	€47,316	€43,661

(1)
Excluding intercompany sales volumes of 1,348 tonnes and 1,555 tonnes of pulp and intercompany net sales revenues of approximately €0.6 million and €0.7 million in the three months ended September 30, 2004 and 2003, respectively.

        Total revenues for the three months ended September 30, 2004 increased to €49.1 million from €45.8 million in the comparative period of 2003, primarily because of higher pulp sales. Pulp and paper revenues were €47.3 million in the third quarter of 2004, versus €43.7 million in the comparative period of 2003.

        Costs of pulp and paper sales in the three months ended September 30, 2004 decreased to €39.8 million from €45.4 million in the comparative period of 2003, primarily as a result of lower pulp production costs at our Rosenthal mill.

        For the three months ended September 30, 2004, pulp sales increased to €34.5 million from €30.0 million in the same period a year ago, primarily as a result of higher prices. We did not report any revenues from the sale of pulp from the Stendal mill in the current period. List prices for NBSK pulp in Europe were approximately €519 ($635) per tonne in the third quarter of 2004, approximately €535 ($645) per tonne in the second quarter of 2004 and approximately €444 ($550) per tonne in the third quarter of last year. The increase in NBSK pulp prices was partially offset by the weakness of the U.S. dollar versus the Euro in the current period. In the current quarter, pulp sales by volume were 73,128 tonnes, compared to 73,747 tonnes in the comparative period of 2003.

        Pulp sales realizations were €472 per tonne on average in the current quarter, compared to €471 per tonne in the second quarter of 2004 and €407 per tonne in the three months ended September 30, 2003.

        Transportation and other revenues for the pulp operations were €2.2 million in the three months ended September 30, 2004, compared to €2.0 million in the three months ended September 30, 2003.

        Cost of sales and general, administrative and other expenses for the pulp operations were €33.4 million in the three months ended September 30, 2004 compared to €35.3 million in the comparative period of 2003, and included €2.5 million of operating costs related to the Stendal mill.

        On average, fiber costs for pulp production decreased by approximately 4.6% compared to the third quarter of last year.

        Depreciation for the pulp operations was €3.8 million in the current quarter, versus €5.5 million in the year ago period. A change in our depreciation estimate in respect of our Rosenthal mill resulted in a decrease of €2.2 million in cost of sales and net loss, and a decrease in net loss per share of €0.13 for the quarter ended September 30, 2004.

        For the three months ended September 30, 2004, our pulp operations generated operating income of €4.0 million, versus an operating loss of €2.6 million in the year ago period.

        Paper sales in the three months ended September 30, 2004 were €12.8 million, compared to €13.7 million in the same period of last year. Sales of specialty papers in the three months ended September 30, 2004 and 2003 were €8.6 million, respectively. For the current quarter, total paper sales volumes were 14,712 tonnes, versus 15,979 tonnes in the comparative period of last year. On average, prices for specialty papers realized in the current quarter increased by 2.5%, reflecting a shift in the product mix. Average prices for our printing papers decreased by approximately 2.8% reflecting generally weak demand.

        Cost of sales and general, administrative and other expenses for the paper operations in the three months ended September 30, 2004 increased to €20.3 million from €14.9 million in the comparative quarter of 2003, primarily as a result of a non-cash €6.0 million impairment charge relating to our paper operations. Depreciation for the paper operations was €0.6 million in the three months ended September 30, 2004 and 2003, respectively.

        For the three months ended September 30, 2004, our paper operations generated an operating loss of €7.6 million, which included the non-cash impairment charge of €6.0 million, compared to an operating loss of €1.1 million in the same period of last year.

        For the three months ended September 30, 2004, consolidated general and administrative expenses increased to €7.3 million from €4.2 million in the year ago period, primarily as a result of the inclusion of operating costs of €2.5 million related to the Stendal mill.

        In the three months ended September 30, 2004, we reported a loss from operations of €4.8 million, compared to a loss from operations of €5.1 million in the same period last year. Interest expense (excluding capitalized interest of €9.7 million relating to the Stendal pulp mill) in the three months ended September 30, 2004 increased to €4.2 million from €2.2 million a year ago, due to higher borrowings resulting primarily from our convertible note issue in October 2003 and the inclusion of interest expense of €1.7 million relating to the Stendal project after September 18, 2004.

        In the three months ended September 30, 2004, the marked to market valuation of the Interest Rate Contracts resulted in a net non-cash holding loss of approximately €14.1 million before minority interests, versus a net gain of €5.9 million before minority interests on such Interest Rate Contracts in the prior period of 2003. In addition, in the three months ended September 30, 2004, we recorded a net non-cash holding gain of approximately €6.0 million before minority interests on the valuation of the Currency Derivatives as a result of a weakening of the U.S. dollar versus the Euro and changes in interest rates related to such currencies, versus a net gain of €3.8 million before minority interests on the then outstanding currency derivatives of Rosenthal and Stendal in the year ago period.

        In the current quarter, minority interest, representing the two minority shareholders' proportionate interest in the Stendal project, was €6.7 million, compared to €(1.9) million in the comparative period of 2003.

        We reported a net loss for the three months ended September 30, 2004 of €9.9 million, or €0.57 per basic and diluted share, which reflected the non-cash €6.0 million impairment charge related to our paper operations, the inclusion of €4.2 million of operating and interest costs related to the Stendal mill and the net non-cash holding loss on the marked to market valuation of our derivative instruments. In the comparative period of 2003, we reported net income of €0.9 million, or €0.05 per basic and diluted share.

        We generated Operating EBITDA of €5.3 million in the current quarter, compared to Operating EBITDA of €1.1 million in the comparative period of 2003. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the nine months ended September 30, 2004 for additional information relating to Operating EBITDA.

        The following table provides a reconciliation of net (loss) income to loss from operations and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Net (loss) income	€ (9,879)	€876
Minority interest	(6,726)	1,880
Income taxes	(236)	28
Interest expense	4,200	2,236
Investment income	(215)	(416)
Derivative financial instruments	8,105	(9,739)
Other	—	(9)

Income (loss) from operations	(4,751)	(5,144)
Add: Depreciation and amortization	4,005	6,254
Impairment charge	6,000	—

Operating EBITDA	€5,254	€1,110

Liquidity and Capital Resources

        The following table is a summary of selected financial information for the periods indicated:

	As at September 30, 2004		As at December 31, 2003
	(in thousands)
Financial Position
Cash and cash equivalents	€42,643		€51,993
Working capital	(122,474	)(1)	(48,947	)(1)
Property, plant and equipment	942,249		745,178
Total assets	1,192,727		935,905
Long-term liabilities	778,939		625,702
Shareholders' equity	121,595		132,855

(1)
We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €65.2 million and €82.1 million outstanding at September 30, 2004 and December 31, 2003, respectively. We expect to receive our currently outstanding claim expenditures in 2005. However, in accordance with our accounting policies, we do not record these grants until they are received.

        At September 30, 2004, our cash and cash equivalents were €42.6 million, compared to €52.0 million at December 31, 2003. We also had €29.3 million of cash restricted to pay construction costs payable and €19.1 million of cash restricted in a debt service account, both related to the Stendal project. In addition, we had €28.5 million of cash restricted in a debt service account relating to the Rosenthal Loan Facility. At September 30, 2004, we had a working capital deficit of €122.5 million, primarily because we had Stendal construction costs payable of €161.0 million for which we had not yet drawn down under the Stendal Loan Facility and, under our accounting policies, we do not record certain government grants until they are received. The Stendal construction costs will be paid pursuant to the Stendal Loan Facility in the ordinary course. At September 30, 2004, we qualified for investment grants related to the Stendal mill totaling approximately €65.2 million from the federal and state governments of Germany, which we expect to receive in 2005. Approximately €61.2 million of these grants, when received, will be applied to repay the amounts drawn under the dedicated tranche of the Stendal Loan Facility. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. We expect to qualify for additional investment grants totaling €23.3 million when such Stendal construction costs have been substantially paid.

        We expect to continue to generate sufficient cash flow from operations to pay our interest and debt service expenses and meet the working and maintenance capital requirements for our current operations. We currently do not have any revolving credit facilities. From time to time, we have entered into project specific credit facilities to finance capital projects and expect to continue to do so, subject to availability. We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses during start-up, through shareholder advances already made to Stendal, the Stendal Loan Facility, which includes a revolving line of credit for the mill, the receipt of government grants and cash flow from operations.

Operating Activities

        Operating activities in the current period used cash of €1.2 million, compared to providing cash of €7.0 million in the comparative period of 2003. An increase in receivables related primarily to the start-up of the Stendal mill used cash of €2.1 million in the current period, compared to using cash of €8.1 million in the comparative period of 2003. Higher inventories due primarily to the build up of fiber and finished goods in connection with the start-up of the Stendal mill used cash of €35.8 million in the first nine months of 2004, compared to higher inventories using cash of €6.6 million in the first nine months of 2003. We expect that as the Stendal mill ramps up operations, inventory levels at the mill will decrease to more normalized levels. An increase in accounts payable and accrued expenses related primarily to the start-up of the Stendal mill provided cash of €26.3 million in the current period, compared to providing cash of €11.6 million in the comparative period of 2003.

Investing Activities

        Investing activities in the nine months ended September 30, 2004 used cash of €211.8 million, primarily as a result of the acquisition of properties, net of investment grants, of which €206.9 million was attributable to the Stendal project, compared to using cash of €225.9 million in the nine months ended September 30, 2003, of which €145.9 million was attributable to the Stendal project. Sales of certain legacy available-for-sale securities provided cash of €1.2 million in the current period.

        We qualify for investment grants related to the Stendal mill from the federal and state governments of Germany and had claim expenditures of €65.2 million outstanding as of September 30, 2004, which we expect to receive in 2005. We received investment grants totaling €74.7 million with respect to the Stendal project during the quarter ended September 30, 2004. In accordance with our accounting policies, we do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them.

Financing Activities

        Financing activities provided cash of €203.6 million in the nine months ended September 30, 2004. A net increase in indebtedness, primarily related to the Stendal project, provided cash of €104.1 million. An increase in construction costs payable provided cash of €118.2 million in the current period. An increase in restricted cash used cash of €17.5 million in the current period. We made principal repayments of €20.1 million in connection with the Rosenthal Loan Facility in the nine months ended September 30, 2004. The balance outstanding under such facility at September 30, 2004, net of cash in a restricted debt service account, was €143.1 million. The issuance of shares in connection with the exercise of options provided cash of €0.6 million in the current period. Financing activities provided cash of €206.2 million in the first nine months of 2003, primarily as a result of an increase in construction costs payable relating to the Stendal project and an increase in indebtedness primarily in connection with the Stendal project.

        Other than the agreements entered into by Stendal relating to the Stendal project, we had no material commitments to acquire assets or operating businesses at September 30, 2004. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, borrowing against our assets, the sale of debt and/or equity securities and/or asset sales.

Stendal Project Status

        The Stendal mill was completed substantially on its planned schedule and budget in the third quarter of 2004. The mill is currently in the start-up phase and is undergoing extensive testing and evaluation. The mill has all of its requisite permits in place to commence operations and has secured sufficient fiber supplies for the balance of 2004 and into the first quarter of 2005. At September 30, 2004, the mill had filled in excess of 77% of its overall staffing requirements. The balance of the hiring will occur in affiliated activities such as harvesting and transportation and will be completed through 2004 and 2005 as the mill ramps up operations.

        The Stendal mill is currently being supervised by the contractor using Stendal's personnel to operate the mill. Stendal commenced the initial production of pulp in the third quarter of 2004. The initial pulp produced was off-grade pulp which was primarily sold into the recycled fiber, corrugated board and similar markets. The mill is currently producing "start-up quality" pulp. The prices realized on the sale of off-grade and start-up quality pulp are lower than the selling price for on-grade NBSK pulp. Under our current start-up plan, we expect Stendal to commence ramping up pulp production and quality so that the Stendal mill will be producing a significant proportion of saleable kraft pulp in the fourth quarter of 2004. Pursuant to our start up plan, we expect that the mill would be operating at approximately 80% of its design capacity by the end of 2004.

        In conjunction with the start-up of the Stendal mill, we built up the fiber and finished goods inventory at the mill. We expect that the inventory levels at the Stendal mill will decrease to more normalized levels as the mill ramps up operations.

        The mill is currently undergoing extensive testing and evaluation in connection with its mechanical completion and to also determine, following several months of start-up operations, whether certain performance requirements have been met, referred to as the "Acceptance Test". The Acceptance Test requires that the mill continuously produces pulp for a 72-hour period in compliance with specified operational, quality and environmental requirements. Following completion of such testing, if the requisite performance requirements are met, we are required to provide the contractor with an acceptance certificate. Once we deliver the acceptance certificate, we assume responsibility for the operation of the mill, subject to the contractor's warranty obligations.

        Under the current start-up plan, we expect that the contractor will shut down the mill for approximately one week in the fourth quarter of 2004 for the completion of any adjustments, installations and the replacement of any equipment that may be required in order to fulfill its obligations under the construction contract. We also expect that, in the latter part of 2004, the Stendal mill will be shut down for a few days for fine tuning and cleaning so that the contractor may commence trials for the Acceptance Test.

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

        In the nine months ended September 30, 2004, we reported a net €0.3 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation gain decreased to €5.7 million at September 30, 2004 from €6.0 million at December 31, 2003.

        Based upon the exchange rate at September 30, 2004, the U.S. dollar decreased by approximately 6.2% in value against the Euro since September 30, 2003. See "Quantitative and Qualitative Disclosures about Market Risk".

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

        For information about our significant accounting policies, see our annual report on Form 10-K for the year ended December 31, 2003. In addition, we had a change in our depreciation estimate relating to the Rosenthal mill during the current quarter. See Note 8 to our consolidated financial statements included herein.

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

Cyclical Nature of Business

        The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and are sensitive to cyclical changes in industry capacity and in the global economy, all of which can have a significant influence on selling prices and our earnings. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. During two of the past three calendar years, list pulp prices have fallen significantly. Although pulp prices improved overall in 2003 and the first half of 2004, they fell in the third quarter of 2004. We cannot predict the impact of continued economic weakness in most world markets or the impact of war, terrorist activity or other events on our markets.

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

        All of the derivatives of Rosenthal and Stendal are marked to market at the end of each reporting period, and all gains and losses (whether realized or unrealized) are recognized in earnings for a reporting period. We determine market valuations based primarily upon valuations provided by our counterparties.

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

        As of September 30, 2004, we have not entered into any material financial derivatives outside of our project companies, Rosenthal and Stendal, under their existing lines of credit. As at September 30, 2004, no derivative contract had been executed with respect to pulp prices.

        The following table sets forth the maturity date, the notional amount and the recognized gain or loss in the nine and three months ended September 30, 2004 for derivatives that were in effect during these periods:

Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss) in Nine Months Ended September 30, 2004	Recognized Gain (Loss) in Three Months Ended September 30, 2004
		(unaudited) (in millions)	(unaudited) (in millions)	(unaudited) (in millions)
Interest Rate Derivatives
Rosenthal Interest Rate Cap Agreements(1)	September 2007	$178.3	€(0.1)	€—
Stendal Interest Rate Swaps(2)	October 2017	€1,147.5	(15.7)	(14.1)

			€(15.8)	€(14.1)

Foreign Exchange Rate Derivatives
Rosenthal Currency Swap(3)	September 2008	€111.8	€(0.4)	€2.3
Rosenthal Currency Swap(4)	September 2013	€72.7	(0.2)	1.8
Stendal Currency Swap(5)	April 2011	€306.3	14.4	0.6
Rosenthal Currency Forward	March 2005	€40.7	0.4	0.9
Stendal Currency Forward	March 2005	€20.6	0.5	0.4

			€14.7	€6.0

(1)
Rosenthal entered into two forward interest rate contracts with notional amounts of $106.2 million (2003: $118.6 million) and $72.1 million (2003: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%.

(2)
In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swaps, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract is to commence in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2003 and September 30, 2004, the notional amounts of the outstanding two contracts was (i) €464.9 million and €534.9 million, and (ii) €612.6 million and €612.6 million, respectively.

(3)
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

(4)
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

ITEM 4.    CONTROLS AND PROCEDURES

        We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to financial reporting, internal controls and procedures and public disclosure, including under the Sarbanes-Oxley Act of 2002 ("SOX"), new SEC regulations, standards adopted by the Public Company Accounting Oversight Board and Nasdaq Stock Market rules. Specifically, Section 404 of SOX requires management's annual review and evaluation of our internal controls over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm.

Section 404 Compliance Under the Sarbanes-Oxley Act of 2002. We have been undertaking a comprehensive effort since 2003 in preparation for compliance with Section 404 of SOX. We have substantially completed the preliminary documentation of our internal control systems and have been testing these systems. We are in the process of finalizing documentation of our internal control systems and testing and retesting these systems, where appropriate. This process along with our other Section 404 work has required us to hire additional personnel and retain outside advisors and has resulted in additional professional expenses.

        We expect to validate any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. We believe that we are prepared to investigate any potential control deficiencies and to remediate them, where appropriate. We are working to complete all of our Section 404 efforts in a timely manner to permit us to identify and correct any deficiencies in our internal control systems by December 31, 2004. Although we have made this project a top priority, there can be no assurance that all control deficiencies identified and validated will be remediated by December 31, 2004, the end of our fiscal year, or that any remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses. The documentation, testing and review processes required by Section 404 of SOX are new, complex and may be subject to differing interpretations and applications. We do not have significant experience in complying with these requirements. As a result, we may encounter problems or delays in completing these processes, including delays in remediating any deficiencies that may be identified or implementing any improvements that may be required.

        As a result of the completion of the Stendal mill, it has transformed from a project construction company to an operating company. We have continued to refine and implement consistent internal controls and procedures at Stendal to reflect such change and strengthen and integrate its business practices and internal controls.

        While we believe that we currently have adequate internal controls over financial reporting, in the event that our Principal Executive Officer, Principal Financial Officer or independent registered public accounting firm determine that our controls over financial reporting are not effective as required by Section 404, investor perceptions of us may be adversely affected and, among other things, this could cause a decline in the market price of our securities.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation and mirror certifications provided by senior management, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

        It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)   Reports on Form 8-K

        The Company filed the following reports on Form 8-K with respect to the indicated items during the third quarter of 2004:

    Form 8-K dated July 21, 2004
            Item 5. Other Events and Regulation FD Disclosure
            Item 7. Exhibits

    Form 8-K dated August 9, 2004
            Item 12. Results of Operations and Financial Condition
            Item 7. Exhibits

    Form 8-K dated September 30, 2004
            Item 5. Other Events and Regulation FD Disclosure
            Item 7. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
	By:	/s/ DAVID M. GANDOSSI David M. Gandossi Secretary and Chief Financial Officer
Date: November 8, 2004

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES