Form 10-K
period 2004-12-31
MERCER INTERNATIONAL INC
filed 2005-03-15
CIK 75659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-9409

MERCER INTERNATIONAL INC.
Exact name of Registrant as specified in its charter

Washington	91-6087550
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.
14900 Interurban Avenue South, Suite 282, Seattle, Washington, 98168
Address of Office
Registrant’s telephone number including area code: (206) 674-4639
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Shares of beneficial interest, $1.00 par value
Preferred Stock Purchase Rights
Title of Class

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
         The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the Nasdaq National Market on such date, was approximately $166,401,116.
         As of March 11, 2005, the Registrant had 33,053,455 common shares of beneficial interest, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2005 is incorporated by reference into Part III of this Form 10-K.

EXCHANGE RATES
      As of January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro, as a significant majority of our business transactions are originally denominated in Euros. Accordingly, our financial statements for the years ended December 31, 2002, 2003 and 2004 included in this annual report are stated in Euros while certain of our financial information for periods prior to the year ended December 31, 2002 included in this annual report has been restated in Euros. We translate non-euro denominated assets and liabilities at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period.
      The following table sets out exchange rates, based on the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the “Noon Buying Rate”) for the conversion of Euros and Canadian dollars to U.S. dollars in effect at the end of the following periods, the average exchange rates during these periods (based on daily Noon Buying Rates) and the range of high and low exchange rates for these periods:

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(€/$)
End of period	0.7942	0.7938	0.9536	1.1227	1.0646
High for period	0.8473	0.9652	1.1638	1.1945	1.2087
Low for period	0.7339	0.7938	0.9536	1.0487	0.9697
Average for period	0.8040	0.8838	1.0660	1.1219	1.0901

	(C$/$)
End of period	1.2034	1.2923	1.5800	1.5926	1.4995
High for period	1.1775	1.2923	1.5108	1.4932	1.4349
Low for period	1.3970	1.5751	1.6129	1.6023	1.5600
Average for period	1.3017	1.3916	1.5704	1.5518	1.4870
      On March 11, 2005, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.7427 per U.S. dollar and C$1.2041 per U.S. dollar.
      In addition, certain financial information relating to the Celgar pulp mill, which our subsidiary, Zellstoff Celgar Limited (formerly known as 0706906 B.C. Ltd.), acquired in February 2005, included in this annual report is stated in Canadian dollars while we report our financial results in Euros. The following table sets out exchange rates, based on the noon rates as provided by the Bank of Canada, for the conversion of Canadian dollars to Euros in effect at the end of the following periods, the average exchange rates during these periods (based on daily noon rates) and the range of high and low exchange rates for these periods:

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(C$/€)
End of period	1.6292	1.6280	1.6564	1.4185	1.4092
High for period	1.5431	1.4967	1.3682	1.2640	1.2538
Low for period	1.6915	1.6643	1.6564	1.4641	1.5047
Average for period	1.6169	1.5826	1.4832	1.3868	1.3707
      On March 11, 2005, the noon rate for the conversion of Canadian dollars to Euros was C$1.6217 per Euro.

PART I
ITEM 1.  BUSINESS
      In this document, please note the following:

•	references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise; and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	unless otherwise indicated, all statistical and financial information provided herein relating to Mercer excludes the Celgar NBSK pulp mill, which our wholly-owned subsidiary, Zellstoff Celgar Limited (formerly known as 0706906 B.C. Ltd.), acquired in February 2005;

•	references to “ADMTs” mean air-dried metric tonnes;

•	information is provided as of December 31, 2004, unless otherwise stated or the context clearly suggests otherwise;

•	all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; and

•	“€” refers to Euros; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.
The Company
General
      Mercer Inc. is a business trust organized under the laws of the State of Washington in 1968. Under Washington law, shareholders of a business trust have the same limited liability as shareholders of a corporation.
      We operate in the pulp and paper business. We are one of the largest producers of market northern bleached softwood kraft, or “NBSK”, pulp in the world. We are the sole kraft pulp producer, and the only producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. Our operations are currently located primarily in eastern Germany and, since our acquisition, referred to as the “Acquisition”, of the Celgar NBSK pulp mill in February 2005, in western Canada. We currently employ approximately 1,258 people at our German operations, approximately 409 people are employed at our Celgar mill and seven people at our office in Vancouver, British Columbia, Canada. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.3 million ADMTs:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates a modern, efficient ISO 9002 certified NBSK pulp mill that has an annual production capacity of approximately 310,000 ADMTs. Located near the town of Blankenstein, Germany, the Rosenthal mill is currently one of only two producers of market NBSK pulp in Germany, the other being our Stendal mill.

•	Stendal mill. Our 63.6% owned subsidiary, Stendal, completed construction of a new, state-of-the-art, single-line NBSK pulp mill in September 2004, which is designed to have an annual production capacity of approximately 552,000 ADMTs. Once operating at capacity, we believe the Stendal mill will be one of the largest NBSK pulp mills in Europe. The aggregate cost of the Stendal mill is approximately €1.0 billion. The Stendal project was financed through a combination of government grants totaling approximately €274.5 million, low-cost, long-term project debt which is largely severally guaranteed by the federal government of Germany and the state government of Sachsen-Anhalt, and equity contributions. The Stendal mill is situated near the town of Stendal, Germany, approximately 300 kilometers north of the Rosenthal mill.

•	Celgar mill. In February 2005, we acquired, through a wholly-owned subsidiary, Zellstoff Celgar Limited, a modern, efficient ISO 9001 certified NBSK pulp mill that has an annual production capacity of approximately 430,000 ADMTs. The Celgar mill was completely rebuilt in the early 1990s through an C$850 million modernization and expansion project, which transformed it into a low-cost producer. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of the port city of Vancouver, British Columbia.

      We also own and operate two paper mills located at Heidenau and Fährbrücke, Germany, which produce specialty papers and printing and writing papers and, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 ADMTs.
History and Development of Business
      We originally invested in various real estate assets with the intention of becoming a real estate investment trust, but in 1985 changed our operational direction to acquiring controlling interests in operating companies. We acquired our current pulp and paper operations beginning in 1993.
      Since 1999, we have expended an aggregate of approximately €345.6 million on capital investments at our pulp and paper mills, not including the Stendal mill or the Celgar mill, to increase production capacities, improve efficiencies, reduce effluent discharges and emissions and modernize the mills. Such capital investments were financed in large part through government guaranteed term financing and government grants of approximately €95.0 million. For more information about these grants, see “— Government Financing”.
      In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity from approximately 160,000 ADMTs to approximately 280,000 ADMTs. Subsequent minor capital investments and efficiency improvements increased the Rosenthal mill’s annual production capacity to approximately 310,000 ADMTs, and reduced emissions and energy costs. The aggregate cost of the project was approximately €361.0 million. The project was financed through a combination of a project loan, referred to as the “Rosenthal Loan Facility”, supported by government guarantees, government grants totaling approximately €101.7 million and an equity investment made by us. We repaid the Rosenthal Loan Facility in February 2005 with a portion of the proceeds of the share and senior note offerings in connection with the Acquisition. See “— The Financings”.
      We completed financing arrangements and commenced construction of the Stendal mill in August 2002. The aggregate cost of the Stendal mill is approximately €1.0 billion. Construction of the Stendal mill was completed substantially on its planned schedule and budget in the third quarter of 2004 and the mill is currently in the start-up phase. For more information about the Stendal mill, see “— Stendal Pulp Mill Project and Financing”.
      In February 2005, we completed the Acquisition of substantially all of the assets of Stone Venepal (Celgar) Pulp Inc., or “Celgar”, comprised primarily of the Celgar mill. The aggregate cost of the Acquisition including defined working capital (excluding fees and expenses) was approximately $226 million. See “— Acquisition of Celgar Pulp Mill” below for more information relating to the Acquisition.
      We have also continually made upgrades to the Heidenau and Fährbrücke paper mills, which currently principally produce niche products.

Organizational Chart
      The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization and their principal activities:

(1)	Our wholly-owned subsidiary that acquired the Celgar mill in February 2005.
Acquisition of Celgar Pulp Mill
Overview
      On February 14, 2005, we completed the Acquisition of substantially all of the assets of Celgar for $210 million, of which $170 million was paid in cash and $40 million was paid in our shares, plus $16 million for the defined working capital at the Celgar mill on closing of the Acquisition. Our shares issued as part of the consideration for the Acquisition were issued at a price of $9.50 per share.
      The assets acquired are substantially all of the operating assets of Celgar, including real property, plant and equipment, personal property, leaseholds, contractual interests and intellectual property. We did not acquire certain assets of Celgar comprised principally of finished goods inventory, receivables, cash on hand and certain insurance claims. We assumed various employment, pension and benefit, asset retirement and contractual obligations of Celgar. We did not assume any obligations for any current liabilities of Celgar as at the date of closing, except for certain accrued employee liabilities, or any indebtedness of Celgar, whether incurred pre- or post-bankruptcy.
      On closing of the Acquisition, we added approximately 420 employees to our operations who were previously employees of Celgar. The initial positions, base salaries and benefits of such employees are comparable to the positions, salaries and benefits in place immediately prior to closing. The terms of employment, salaries and benefits applicable to such employees are comparable to other similarly situated employees in the pulp business in British Columbia, Canada.
      The acquisition agreement contains customary representations and warranties of the vendor covering various matters, many of which are qualified by the vendor’s knowledge after reasonable investigation and some of which are limited in scope to the receivership period extending from July 23, 1998 to the closing date. Additionally, the vendor’s environmental compliance representation and warranty in the acquisition agreement is limited in scope to the compliance period of November 15, 2003 to the closing date and certain specified environmental statutes, regulations and rules. The vendor’s environmental representations and warranties survive the closing for a period of 12 months after the closing date and all other representations and warranties made by the parties survive the closing for a period of 15 months after the closing date.
      In the case of misrepresentations or breaches of warranty by a party other than the vendor’s environmental representations and warranties, the claiming party must incur aggregate damages in excess of $0.5 million, in which event all such damages up to a maximum of $30 million may be claimed by the claiming party. In the case of a misrepresentation or breach of warranty in respect of the vendor’s environmental representations and warranties, we must incur aggregate damages in excess of $1 million, in which event all such damages up to a maximum of $20 million may be claimed by us.
      Pursuant to the terms of the Acquisition, the vendor also entered into a lock-up agreement. Subject to certain exceptions, the lock-up agreement generally prohibits the vendor and its transferees, without the prior written consent of the underwriters of our recent $91 million public offering of our shares completed in February 2005, from selling, offering or agreeing to sell, hypothecating, pledging, granting an option to purchase or otherwise disposing of any of our shares of beneficial interest or securities convertible into or exchangeable or exercisable for our shares of beneficial interest or any warrants or other rights to purchase our shares of beneficial interest or such securities. These restrictions are in effect until August 13, 2005, being 180 days after the closing date of the Acquisition. In addition, pursuant to the terms of the acquisition agreement, we entered into a registration rights agreement dated November 22, 2004 with the vendor pursuant to which we agreed to file a registration statement under the Securities Act of 1933, as amended, or the “Securities Act”, to register our shares of beneficial interest issued to the vendor as part of the consideration of the Acquisition on or before May 14, 2005 and to use our commercially reasonable efforts to have the registration statement declared effective by August 12, 2005, being 180 days after the closing date of the Acquisition. The registration rights agreement also provides piggy-back registration rights for future equity offerings.
      The Celgar mill is a modern NBSK pulp mill that produces high quality NBSK pulp. It has an annual production capacity of approximately 430,000 ADMTs, and is located near the city of Castlegar, British Columbia, Canada. Completely rebuilt in the 1990s through an C$850 million modernization and expansion project, the Celgar mill was transformed into a low cost producer of high quality NBSK pulp. In 1998, primarily as a result of the indebtedness incurred by Celgar during the modernization process, its directors assigned it into bankruptcy and KPMG Inc. was appointed trustee in bankruptcy. Immediately thereafter, two senior secured bank lenders of Celgar appointed KPMG Inc. as the receiver for all of the assets and undertakings of Celgar under their security. KPMG Inc. had operated the Celgar mill as trustee in bankruptcy since that time.
      The Celgar mill has a secure supply of high quality wood chips and pulp logs that are purchased from a diverse group of Canadian and U.S. suppliers. The supply of fiber is characterized by a mix of a variety of species (whitewoods and cedar) which allows for production flexibility, custom blending and varied pulp grade mix.
      We believe that the pulp produced at the Celgar mill has excellent product characteristics and the mill is a long-established supplier to paper producers in Asia. We also believe that Celgar’s NBSK pulp is well recognized in China, having been sold there for over 20 years. The Asian markets currently show the highest rate of growth in demand for softwood pulp and, with the Celgar mill’s history in the region, we believe that Mercer will be well placed to exploit such growth.
      Although the Celgar mill is a modern facility that has generally been well maintained, it has been operated by a trustee in bankruptcy since 1998. As a result, we believe the Celgar mill has not performed at its full potential and that there are a number of opportunities to enhance its performance. See “— Acquisition Opportunities” below, “— Sales, Marketing and Distribution” and “— Capital Expenditures”.
Acquisition Rationale
      The Acquisition of the Celgar mill reflects our strategy of acquiring world-class market NBSK pulp production capacity on terms below comparable replacement cost where we can use our management focus to enhance operations, improve profitability and create value for our stakeholders. It provides us with several strategic benefits and synergies, including the following:

•	Enhancing Our Position as a Leading Market NBSK Pulp Producer. The Acquisition makes us one of the largest producers of market NBSK pulp in the world. We now have a consolidated annual production capacity of approximately 1.3 million ADMTs of high quality NBSK pulp from three modern NBSK pulp mills located in Europe and North America. We believe this will improve our service to those larger paper and tissue producing customers who wish to develop purchasing arrangements with pulp suppliers that can service them on a worldwide basis.

•	Creating Value Through Active Management. We believe we can leverage our management focus and turnaround experience to enhance the Celgar mill’s operating performance by improving price realizations, increasing production and reducing production costs.

•	Diversifying Our Revenue and Cost Base. In 2004, substantially all of Mercer’s revenues resulted from sales in Europe. Approximately 71% of the Celgar mill’s sales in 2004 were in Asia, which is currently the fastest growing market for NBSK pulp imports. The Celgar mill’s costs are largely in Canadian dollars, which should reduce our relative exposure to the exchange rate between the U.S. dollar and Euro.

      Given our management team’s experience in converting and optimizing the Rosenthal mill, constructing the Stendal mill and starting up these large scale NBSK pulp mills, we believe we are well positioned to integrate the Celgar mill into our operations and to improve its operating and financial performance over time.
Acquisition Opportunities
      Although the Celgar mill is a modern facility that has generally been well maintained, it has been operated by a trustee in bankruptcy since 1998. As a result, we believe the Celgar mill has not performed at its full potential and that there are a number of opportunities to enhance its performance. We are currently targeting C$25 million in annual operating margin improvements over a three-year period, based on current pricing levels. This is expected to be achieved by capitalizing on the following opportunities:

•	Improving Price Realizations. We understand that, in 2003, the Celgar mill’s pulp price realizations were approximately C$38 per ADMT below the average for NBSK pulp mills in British Columbia, Canada. We believe this resulted from the mill’s current sales arrangements which rely solely on third party agents, its product classification and a history of inconsistent production. We intend to have our existing sales force take over responsibility for supervising and managing agent sales and perform some of its sales functions directly on a coordinated global basis with our Rosenthal and Stendal mills over time. We also intend to reduce the amount of pulp sold at a discount in the spot market by adding to the number of grades of pulp marketed by the mill and more effectively matching it with customer requirements and improving the mill’s pulp brightness consistency through a planned strategic capital project. We plan to eliminate the price realization discount incurred by the Celgar mill in comparison to other NBSK pulp mills in British Columbia, Canada, over time.

•	Increasing Production. We, in conjunction with our consulting engineers, have identified certain high return capital projects that we believe can increase the production of the Celgar mill, along with lowering its operating costs and improving the mill’s reliability. Through these identified strategic capital projects, along with other enhancements and debottlenecking initiatives, we plan to increase the Celgar mill’s production capacity to approximately 470,000 ADMTs over time.

•	Lowering Production Costs. We believe that we can reduce the Celgar mill’s production costs by improving its operating consistency and reliability. We plan to achieve these improvements through certain strategic capital projects, as well as revising the mill’s approach to maintenance management through a greater focus on preventative maintenance, such as we conduct at our Rosenthal mill. We believe these initiatives will reduce costs, including chemical and energy costs, at the Celgar mill.
      We estimate the aggregate amount to be spent on the foregoing capital projects to be approximately C$25 million over a three-year period.
The Financings
      In conjunction with the Acquisition, we sold $310 million in principal amount of 9.25% senior notes maturing in 2013 and an aggregate of approximately $91 million of our shares of beneficial interest (including those issued upon the exercise of the underwriters’ over-allotment option) by way of separate public offerings.

We issued our shares of beneficial interest at a price of $8.50 per share. The net proceeds from the offering of the senior notes and our shares of beneficial interest and cash on hand were utilized to pay the cash portion of the purchase price of the Acquisition, including defined working capital, transaction costs and to refinance all of the bank indebtedness of our Rosenthal mill and for working capital.
      Effective upon the completion of the Acquisition, we also established a new revolving working capital facility for the Rosenthal mill in the amount of € 40 million with an initial term of five years and for the Celgar mill in the amount of $30 million, with an initial term of one year which, if not renewed, will convert to a one year term loan. See “— Description of Certain Indebtedness” for more information relating to our senior notes and the new working capital facilities.
Corporate Strategy
      Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base through organic growth and acquisitions primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures designed to produce a high return by increasing production, reducing costs and improving quality. We seek to acquire interests in companies and assets in the pulp and paper industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key features of our strategy include:

•	Focusing on NBSK Market Pulp. We focus on NBSK pulp because it is a premium grade kraft pulp known for its strength and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, worldwide demand for kraft market pulp has grown at an average of approximately 3% per annum over the last ten years with higher growth rates in certain markets such as eastern Europe and Asia. We do not believe there are any significant new NBSK pulp production capacity increases coming online in the next several years due in part to fiber supply constraints and high capital costs.

•	Operating Modern, World-Class NBSK Pulp Production Facilities. In order to keep our operating costs as low as possible, with a goal of operating profitably in all market conditions, we only plan to operate large, modern NBSK pulp production facilities. We believe such production facilities provide the best platform to be an efficient, low cost producer of high quality NBSK pulp without the need for significant sustaining capital.

•	Improving Efficiency and Reducing Operating Costs. We focus on increasing the productivity and operating efficiency of our production facilities through cost reduction initiatives, including targeted capital investments. We seek to make high return capital investments that increase the production and operating efficiency at our production facilities, reduce costs and improve product quality. We also seek to reduce operating costs by better managing certain operating activities at our facilities such as fiber procurement, sales and marketing activities, and we intend to further coordinate these activities at our pulp facilities to realize on potential synergies among them. In particular, we believe there are a number of opportunities to reduce the operating costs, increase production and improve the financial results of the Celgar mill.

•	Enhancing Customer Relationships. We focus on continually improving our marketing and distribution capabilities to enhance our customer relationships and capitalize on our geographic diversification. We seek to differentiate ourselves from our competitors by consistently delivering high quality products to our customers on a global basis. We intend to coordinate the marketing and distribution activities at our pulp mills to better service our customers.
The Pulp Industry
General
      Pulp is used in the production of paper, tissues and paper related products. Pulp is generally classified according to fiber type, the process used in its production and the degree to which it is bleached. Kraft pulp is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically treated pulp allows the wood’s fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper related products.
      The market value of kraft pulp depends in part on the fiber used in the production process. There are two primary species of wood used as fiber: softwood and hardwood. Softwood species generally have long, flexible fibers which add strength to paper while fibers from species of hardwood contain shorter fibers which lend bulk and opacity. Prices for softwood pulp are generally much higher than for hardwood pulp. Currently, the kraft pulp market is roughly evenly split between softwood and hardwood grades. Most uses of market kraft pulp, including fine printing papers, coated and uncoated magazine papers and various tissue products, utilize a mix of softwood and hardwood grades to optimize production and product qualities. In recent years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades that have longer growth cycles. As a result of the growth in supply and lower costs, kraft pulp customers in recent years have substituted some of the pulp content in their products to hardwood pulp. Counteracting customers’ increased proportionate usage of hardwood pulp has been the requirement for strength characteristics in finished goods and paper and tissue makers focus on higher machine speeds and lower basis weights for publishing papers which also require the strength characteristics of softwood pulp. We believe that the ability of kraft pulp users to further substitute hardwood for softwood pulp is limited by such requirements.
      NBSK pulp, which is a bleached kraft pulp manufactured using species of northern softwood, is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps. Southern bleached softwood kraft pulp is kraft pulp manufactured using southern softwood species and does not possess the strength found in NBSK pulp. NBSK pulp is the sole product of the Rosenthal, Stendal and Celgar mills.
      Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper related products.
Pulp Markets
      Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. In 2003, more than 130 million ADMTs of kraft pulp were converted into printing and writing papers, tissues, cartonboards and other white grades of paper and paperboard around the world. Approximately 65% of this pulp was produced for internal purposes by integrated paper and paperboard manufacturers, and approximately 35% was produced for sale on the open market.
      Although demand is cyclical, worldwide demand for kraft market pulp has grown at an average rate of approximately 3% annually over the last ten years. The growth rate for NBSK pulp reflects this continuing demand, with growth rates higher than the general softwood kraft group.
      Western Europe accounts for approximately 40% of global market pulp demand with a growth rate of approximately 2% annually over the past ten years. Within Europe, Germany, with its large economy and sizable paper industry, has been the largest pulp market historically relying largely on imports from North America and Scandinavia.
      Demand for market pulp in Asia (excluding Japan) has been growing at approximately 9% annually over the past ten years and currently accounts for approximately 30% of global demand. This demand growth has been driven by increasing per capita consumption combined with the mandated closure of numerous small, often non-wood based, pulp facilities in China. Canada is the largest exporter to this region.
      We expect Europe and Asia to continue to be significant net importers of pulp in the foreseeable future. The markets for kraft pulp are cyclical in nature and demand for kraft pulp is related to global and regional levels of economic activity. A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide consumption of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “consumption/ capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity and low inventories of kraft pulp. An increase in this ratio generally indicates greater demand as consumption increases, which generally results in rising kraft pulp prices and a build-up of inventories by buyers and a reduction by producers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading to a high level of inventory build-up by buyers. As demand falls, buyers generally reduce their purchases and rely on inventories of kraft pulp and many producers will run at lower operating rates by taking downtime to limit the build-up of their own inventories.
      The consumption/ capacity ratio, excluding Indonesian and eastern European pulp producers, was approximately 91% in 2002, approximately 93% in 2003 and approximately 96% in 2004. We expect the long lead time and significant capital investment required to bring new pulp mills on stream to limit growth in industry capacity in the next few years.
NBSK Pulp Pricing
      Global economic conditions, changes in production capacity, inventory levels, and currency exchange rates are the primary factors affecting NBSK pulp list prices. The average annual European list prices for NBSK pulp between 1990 and 2004 ranged from a low of approximately $444 per ADMT in 1993 to a high of approximately $875 per ADMT in 1995.
      The 1995 price peak was followed by a steep decline as inventory levels for North American and Scandinavian, or “Norscan”, producers grew to over 2.5 million ADMTs by early 1996. Norscan producers currently produce a majority of the market NBSK pulp sold in North America and Europe and inventory levels held by Norscan producers are considered an industry benchmark in determining industry inventory levels. Between 1996 and 1999, list pulp prices remained relatively low due in part to the Asian financial crisis which began in late 1997.
      Prices started to recover in 1999 due to a combination of factors including a recovery in the Asian economy, the shutdown of unprofitable mills or older mills in need of environmental upgrades and a decline in capacity expansion. This contributed to tightening inventory levels among Norscan producers, which fell to approximately 1.1 million ADMTs in June 2000, resulting in list prices increasing to an average of approximately $710 per ADMT in the fourth quarter of 2000. However, the decline of the American and major European economies in 2001 caused a sharp reduction in paper demand. As a result, Norscan pulp inventories rose to a high of approximately two million ADMTs in early 2001 and list price levels eroded to an average of approximately $460 per ADMT in late 2001. Inventory levels ranged between approximately 1.3 million and 1.9 million ADMTs in 2002, and list prices averaged approximately $463 per ADMT in 2002. The weakening of the U.S. dollar against the Euro and other major currencies and an increase in demand resulting from improving American and major European economies in 2003 resulted in list prices for kraft pulp in Europe increasing to approximately $560 per ADMT in December 2003 despite relatively high inventory levels. List prices for kraft pulp in Europe continued to strengthen in 2004 and early 2005 due to the relatively weak U.S. dollar and improving world economies, and were approximately $625 per ADMT in December 2004 and approximately $635 per ADMT in January 2005. A producer’s sales realizations will reflect customer discounts, commissions and other items and it is likely that prices will continue to fluctuate in the future.

The Manufacturing Process
      The following diagram provides a simplified description of the kraft pulp manufacturing process at the Rosenthal, Stendal and Celgar mills:
      In order to transform wood chips into kraft pulp, wood chips undergo a multi-step process involving the following principal stages: chip screening, digesting, pulp washing, and screening, bleaching and drying.
      In the initial processing stage, wood chips are screened to remove oversized chips and sawdust and are conveyed to a pressurized digester where they are heated and cooked with chemicals. This occurs in a continuous process at the Celgar and Rosenthal mills and in a batch process at the Stendal mill. This process softens and eventually dissolves the phenolic material called lignin that binds the fibers to each other in the wood.
      Cooked pulp flows out of the digester and is washed and screened to remove most of the residual spent chemicals, called black liquor, and partially cooked wood chips. The pulp then undergoes a series of bleaching stages where the brightness of the pulp is gradually increased. Finally, the bleached pulp is sent to the pulp machine where it is dried to achieve a dryness level of more than 90%. The pulp is then ready to be baled for shipment to customers.
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
      We produce principally specialty papers and printing and writing papers. The specialty papers that we produce are comprised of coated and uncoated wallpaper base, non-woven wallpaper base and greaseproof paper.
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
Raw Materials
      Our mills are situated in regions which offer an ample and stable supply of fiber. The fiber consumed by our pulp mills consists of wood chips produced by sawmills and pulp logs, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulp logs processed, or chipped, especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. The costs of wood chips and pulp logs are primarily affected by the supply and demand for lumber.
Rosenthal mill
      The wood chips for the Rosenthal mill are sourced from approximately 60 sawmills located in the States of Bavaria and Thuringia within a 150 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is the best economic outlet for the sale of wood chips in the area. In 2004, the Rosenthal mill consumed approximately 1.7 million cubic meters of fiber. Approximately 71%, or approximately 1.2 million cubic meters, of such consumption was in the form of sawmill wood chips. The balance of approximately 29%, or approximately 0.5 million cubic meters, was in the form of pulp logs. Approximately 85% to 90% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. We believe the Rosenthal mill’s fiber costs have historically been among the lowest for European pulp producers. The Rosenthal mill’s transportation division, which operates approximately 50 trucks, handled approximately 55% of our wood chip deliveries to the mill in 2004. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the

Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any fiber supply interruptions at the Rosenthal mill.
      Wood chips for the Rosenthal mill are normally sourced from sawmills under one year or quarterly supply contracts with fixed volumes, which provide for price adjustments. In 2003, we entered into a three-year agreement with one of our existing wood chip suppliers for the supply for the Rosenthal mill of approximately 500,000 cubic meters of wood chips annually until 2006. Pulp logs are partly sourced from the state forest agency in Thuringia on a contract basis and partly from private holders, on the same basis as wood chips. We organize the harvesting of pulp logs sourced from the state forest agency in Thuringia after discussions with the agency regarding the quantities of pulp logs that we require.
      We organized our own internal wood procurement department in April 2003 to handle and source the fiber requirements for the Rosenthal mill. Five people are employed in the department currently. The department also assisted in sourcing fiber for the start-up of the Stendal mill. We have commenced coordinating the fiber procurement for the Rosenthal and Stendal mills. We believe that handling our own fiber procurement will reduce our operating costs over the long-term due to the elimination of third party fees paid for sourcing fiber.
Stendal mill
      The fiber consumed by the Stendal mill consists of wood chips and pulp logs. When operating at capacity, the Stendal mill will consume approximately 2.8 to 3.0 million cubic meters of fiber annually. The core wood supply region for the Stendal mill includes most of the northern part of Germany within an approximately 240 kilometer radius of the mill. The wood supply potential in this core region is not yet fully utilized and we expect that it should be able to supply all of the fiber needed by the mill. We also expect to purchase wood chips from southwestern and southern Germany. The fiber base in the planned wood supply area for the Stendal mill consists of approximately 65% pine and 35% spruce and fir in 2005. We expect approximately 20% of the fiber consumed by the Stendal mill to be in the form of sawmill wood chips and approximately 80% in the form of pulp logs. The Stendal mill has sufficient chipping capacity to fully operate using solely pulp logs, if required. We intend to source wood chips from sawmills within an approximately 600 kilometer radius of the Stendal mill. We intend to source pulp logs partly from private forest holders and partly from state forest agencies in Thuringia, Sachsen-Anhalt, Mecklenburg-Vorpommern, Sachsen, Niedersachsen, Nordrhein-Westfalen, Hessen and Brandenburg. In 2003, Stendal commenced putting into place definitive supply arrangements similar to those of the Rosenthal mill. We have currently arranged for approximately 66% of the fiber requirements for the Stendal mill for 2005.
      Stendal has established its own wood procurement organization to handle the fiber requirements for the Stendal mill. Currently, there are approximately 98 people employed in this division. This division focuses on three principal activities, being wood procurement and sales, harvesting, and transportation. The procurement and sales main activity is to procure the required wood chip and pulp log assortments for the mill’s annual production. In conjunction with this activity, it may also procure higher quality sawlogs, either through harvesting or through purchases that it can sell or trade with others for wood chips in order to optimize the fiber mix. When operating at capacity, we expect these trading activities to employ up to 15 people. The harvesting activities in 2005 will focus on acquiring up to approximately 300,000 cubic meters per annum of harvestable timber, of which approximately 85% is expected to be pulp logs and the balance likely to be higher quality logs that could be sold or traded to third parties for wood chips. We expect that approximately 90% of this volume may be harvested directly by us and the other 10% would be contracted out to third parties. When operating at capacity, we expect to engage up to 55 people in this division. Transportation activities focus on managing, controlling and optimizing shipping and flows of pulp logs to the mill. When operating at capacity, we expect that the transportation activities may employ up to 40 people.
      With the start up of the Stendal mill, we believe we are the largest consumer of wood chips and pulp logs in Germany and, together with the Rosenthal mill, provide the best economic outlet for the sale of wood chips in eastern Germany. We have commenced coordinating and integrating the wood procurement activities for the Rosenthal mill and the Stendal mill to realize on a number of potential synergies between them. These include reduced overall personnel and administrative costs, greater purchasing power and coordinated buying and trading activities. We also believe such coordination and integration of fiber flows will allow us to optimize transportation costs, and the species and fiber mix for both mills.
Celgar mill
      The Celgar mill has a secure supply of high quality fiber that it purchases from a number of Canadian and U.S. suppliers. When operating at full capacity, the Celgar mill’s annual fiber requirements are approximately 2.4 million cubic meters. Two sources of fiber are used to meet this demand: chips purchased from nearby sawmills and chipping facilities, and roundwood pulp logs purchased from local logging contractors. All of the Celgar mill’s fiber is sourced externally with approximately 90% covered under chip contracts and the remaining 10% coming from the pulp logs processed through its woodroom.
      The Celgar mill has entered into long and short-term chip supply agreements with approximately 30 different suppliers from British Columbia, Canada and the U.S. for a total of approximately 2.2 million cubic meters (excluding chips from its own woodroom). This represents approximately 90% of total annual fiber requirements at the mill. The woodroom supplies the remaining chips to meet the Celgar mill’s requirements. The Canadian chip supply agreements contain terms that index the price of the chips to NBSK pulp pricing and therefore the chip costs are correlated with the Celgar mill’s net sales. The majority of the agreements are for periods ranging between two and six years. Several of the longer-term contracts are so-called “evergreen” agreements, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two, and in some cases, five years written notice. Certain non-evergreen long-term agreements provide for renewal negotiations prior to expiry. The Celgar mill has contracts with three sawmills, which are all owned by the same parent. These sawmills comprise approximately 25% of the Celgar mill’s total fiber supply. Two of these chip agreements each remain in effect until December 31, 2008 and thereafter, if not extended, continue, subject to volume reductions, indefinitely, subject to termination by either party upon two years’ prior notice. The third agreement is an evergreen agreement that remains in effect until terminated upon five years’ prior notice. The chip agreements each contain provisions that may vary chip volume delivery commitments upon the happening of certain events.
      Except for occasional minor purchases from smaller suppliers, the balance of the Celgar mill’s fiber requirements is met by the production of chips from its own woodroom. Currently the woodroom is effectively operating a 40 hour per week schedule to supply chips to the Celgar mill. To secure the volume of pulp logs required to meet its requirements, the Celgar mill has entered into annual pulp log supply agreements with 20 to 30 different suppliers, many of whom are also contract chip suppliers to the mill. The woodroom is capable of running additional shifts and has historically operated in this fashion. Additional volumes of pulp logs are available to ramp up woodroom operations by up to 50%. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice.
      In addition to existing agreements, opportunities exist for the Celgar mill to secure additional fiber from mills in both Canada and the U.S. The Celgar mill has flexibility in the selection and choice of suppliers, thus assuring continuity of supply as well as the ability to mix species when needed.
Paper mills
      The fiber used by the paper mills consists of pulp and waste paper (recycled paper), which are cyclical in both price and supply. The cost of this fiber is primarily affected by the supply and demand for paper and pulp. In 2004, approximately 83%, or approximately 63,114 ADMTs, of the fiber consumed by our paper mills was in the form of market pulp and chemical additives. Market pulp and chemical additives are available at market prices from various suppliers throughout Europe. The balance of approximately 17%, or approximately 12,986 ADMTs, of the fiber consumed by our paper mills was in the form of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp. We have not historically experienced any fiber supply interruptions at our paper mills.
Pulp Cash Production Costs
      The Rosenthal mill commenced kraft pulp operations in late 1999. As production and sales ramped-up and increased, efficiencies were achieved within the mill operations, resulting in lower per unit costs. Cash production costs for the Rosenthal mill for the periods indicated below are as follows:

	Year Ended
	December 31,

Costs	2004	2003	2002

	(per ADMT)
Fiber	€171	€178	€178
Labor	52	51	54
Chemicals	43	46	38
Energy(1)	(1)	4	9
Other	33	28	33

Total cash production costs(2)	€298	€307	€312

(1)	Net of energy revenues.

(2)	Cost of production per ADMT produced excluding depreciation.
     Construction of the Stendal mill was completed in the third quarter of 2004. Although the Stendal mill has been in operation since mid-September 2004, it is currently in the start-up phase. As a result, we believe that cash production costs for pulp produced at the Stendal mill in 2004 are not meaningful as they do not provide an accurate representation of the mill’s future operating performance. Accordingly, they are not included herein. The Stendal mill is designed to have even lower production costs than the Rosenthal mill.
      Cash production costs for the Celgar mill for the periods indicated below are as follows:

	Year Ended December 31,

Costs(1)	2004		2003		2002

	(per ADMT)
Fiber	C$	231	C$	208	C$	204
Labor		94		96		89
Chemicals		75		75		72
Energy(2)		34		38		43
Other		79		82		83

Total cash production costs(3)	C$	513	C$	499	C$	491

(1)	These amounts are based on results from the Celgar mill, which we acquired in February 2005. We did not own or operate the Celgar mill during the periods presented in this table and this table is provided for illustrative purposes only.

(2)	Net of energy revenues.

(3)	Cost of production per ADMT produced excluding depreciation.
Our Products
      We manufacture and sell NBSK pulp and two primary classes of paper products. Our products are produced from both virgin fiber, being wood chips, pulp logs and chemical woodfree pulp, and recycled fiber, being waste paper.
Pulp
      The kraft pulp produced at the Rosenthal mill is a long-fibered softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulp logs. A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Rosenthal mill has the capability of producing both “totally chlorine free” and “elemental chlorine free” pulp. Totally chlorine free pulp is bleached to a high brightness using oxygen, ozone and hydrogen peroxide as bleaching agents, whereas elemental chlorine free pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent.
      Kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Kraft pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price. Through a focused technical and marketing effort, we have changed the mix of the kraft pulp that we produce at the Rosenthal mill to substantially increase our relative amount of reinforcement fibers from approximately 16% at the beginning of 2000 to approximately 47% at the end of 2004.
      The Rosenthal mill produces pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice. For more information about the facilities at the Rosenthal mill, see “Properties”.
      The kraft pulp produced at the Stendal mill is of a slightly different grade than the pulp produced at the Rosenthal mill as the mix of softwood fiber used is slightly different. This will result in a complementary product more suitable for different end uses. The Stendal mill is capable of producing both totally chlorine free and elemental chlorine free pulp. For more information about the facilities at the Stendal mill, see “— Stendal Pulp Mill Project and Financing” and “Properties”.
      The Celgar mill produces high quality kraft pulp that is made from a unique blend of slow growing, long-fiber western Canadian tree species. It is used in the manufacture of high quality paper products. The Celgar mill currently produces the following two grades of elemental chlorine free pulp:

•	Celstar — approximately 55% of the pulp produced by the Celgar mill is a high quality bleached softwood kraft pulp made from Hemlock, Balsam Fir, Spruce, Pine and Western Red Cedar.

•	Celect — the remaining 45% of the pulp produced by the Celgar mill is a unique softwood pulp made from a specifically segregated mixture of long-fiber wood species (Douglas Fir and Western Larch). Celect is preferred by papermakers looking for high tear and lower air resistance.
      We believe the Celgar mill’s pulp is known for its excellent product characteristics, including tensile strength, wet strength and brightness. The Celgar mill is a long-established supplier to paper producers in Asia. For more information about the facilities at the Celgar mill, see “Properties”.
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
      We currently manufacture specialty and printing paper at two facilities located in Germany. For more information about the facilities at the paper mills, see “Properties”.
      In December 2001, we acquired Landqart AG, or “Landqart”, for approximately $2.7 million, which operates a paper mill in Switzerland that produces specialty paper such as banknote and security paper. We reorganized our interest in Landqart at the end of 2002 by selling a 20% interest to a Swiss bank and exchanging the other 80% interest for a 49% interest in a limited partnership on a non-cash basis. This resulted in our having a 39% indirect interest in Landqart. We reduced our Landqart stake to prioritize our available capital and resources on Stendal including because of, among other things, our obligation to refinance the two bridge loans obtained in connection with the financing arrangements for Stendal.
Sales, Marketing and Distribution
      The distribution of Mercer’s pulp and paper sales volume and revenues by product class and geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,(1)

	2004	2003	2002

	(ADMTs)
Sales Volume by Product Class
Pulp(2)	421,716	303,655	293,607
Papers
Specialty Papers	37,525	40,621	61,727	(2)
Printing Papers	24,757	21,397	23,195

Total Papers	62,282	62,018	84,922

Total(2)	483,998	365,673	378,529

Revenues by Product Class
Pulp(2)	€178,512	€126,594	€130,173
Papers
Specialty Papers	37,497	40,082	79,358	(3)
Printing Papers	17,094	15,780	18,352

Total Papers	54,591	55,862	97,710

Total(2)	€233,103	€182,456	€227,883

Revenues by Geographic Area
Germany	€88,119	€80,306	€88,809
Italy	54,832	46,609	46,027
European Union(4)	64,846	29,936	31,631
Eastern Europe and Other	25,306	25,605	61,416

Total(2)	€233,103	€182,456	€227,883

(1)	We completed construction of and started up our Stendal mill in the third quarter of 2004. As a result, the following data for 2004 includes results from the Stendal mill from the time of its start up in mid-September 2004. The data presented does not include results from the Celgar mill as we acquired the mill in February 2005.

(2)	Excluding intercompany sales volumes of 6,576, 5,527 and 10,768 ADMTs of pulp and intercompany net sales revenues of approximately €2.8 million, €2.3 million and €4.9 million in 2004, 2003 and 2002, respectively.

(3)	We acquired Landqart, which operates a specialty paper mill, in December 2001. As of December 31, 2002, our interest in Landqart is no longer consolidated and is included in our financial results on an equity basis. Accordingly, sales of approximately 18,222 ADMTs for approximately €39.7 million from Landqart are included in 2002.

(4)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

     The following charts illustrate the geographic distribution of our revenues for the periods indicated:

Year Ended	Year Ended	Year Ended
December 31, 2004	December 31, 2003	December 31, 2002

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

(2)	Sales from the Landqart mill, which were made predominantly in the Swiss market, which is not part of the European Union, are included for 2002.
     Since 2003, we have been conducting all sales and marketing of the kraft pulp from the Rosenthal mill internally through sales staff and through agents. We believe that this allows us to better coordinate our pulp sales and results in reduced sales and marketing costs due to reduced third party fees in the distribution of our products. In addition, the Stendal mill has established a sales and marketing division that is responsible for conducting all sales and marketing of the kraft pulp produced at the mill. When operating at capacity, we expect approximately 8 people to be employed in this division. We intend to co-ordinate and integrate the sales and marketing activities at the Rosenthal mill and Stendal mill to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and co-ordinated selling, marketing and transportation activities. We expect to coordinate sales from the Celgar mill with our Rosenthal and Stendal mills on a global basis, thereby providing our larger customers with seamless service across all major geographies.
      The Rosenthal and Stendal mills are currently the only market kraft pulp producers in Germany, which is one of the leading import markets for kraft pulp in western Europe. We therefore have a material competitive transportation cost advantage compared to Norscan pulp producers when shipping to customers in Europe. Due to the Rosenthal mill’s central location, it delivers pulp to customers primarily by truck. Most trucks that deliver goods into eastern Germany generally do not also haul goods out of the region as eastern Germany is primarily an importer of goods. We are therefore able to obtain relatively low freight rates for the delivery of our products to many of our customers. Further, the Rosenthal mill’s transportation division handled approximately 9% of the Rosenthal mill’s pulp deliveries in 2004. Approximately 32% of pulp sales from the Rosenthal mill in 2004 were to customers or destinations located within a 500 kilometer radius of the Rosenthal mill. As a result, we can generally supply pulp to customers of Rosenthal faster than our competitors because of the short distances between the Rosenthal mill and our customers. For our customers in western Europe, we can, if requested, often supply them with pulp within one day of it being ordered. This permits us to be a “just in time” supplier to these customers. The Stendal mill should also have similar advantages over Norscan producers based upon its location.
      Our pulp sales are on customary industry terms. At December 31, 2004, we had no material payment delinquencies. In 2004, one customer accounted for approximately 10% of our pulp sales. In 2003, one customer, which operates a number of paper mills, accounted for approximately 11% of our pulp sales. In 2002, one customer accounted for approximately 12% of our pulp sales. Our pulp sales are not dependent upon the activities of any single customer or upon a concentrated group of major customers.

      The distribution of Celgar’s pulp sales volume and revenues by pulp product is set out in the following table for the periods indicated:

	Year Ended December 31,(1)

	2004	2003	2002

	(ADMTs)
Sales Volume	433,121	427,860	400,101

(in thousands)
Revenues(2)	C$	301,317	C$	271,566	C$	249,366

(1)	These amounts are based on results from the Celgar mill, which we acquired in February 2005. We did not own or operate the Celgar mill during the periods presented in this table and this table is provided for illustrative purposes only.

(2)	Net of discounts.
     Historically, Celgar sold all of its pulp through sales agents. We intend for our sales force to take over responsibility for supervising and managing all Celgar’s sales agents and to perform some of its sales functions directly over time. We believe such changes will result in reduced agents’ commissions and fees, increased contract sales and improved pulp price realizations.
      Recently, the Celgar mill’s price realizations have been adversely affected by the amount of pulp that was considered and sold as “off-grade” caused primarily by a combination of technical production issues relating to variations in brightness and high quantities of pitch and talc deposits in the pulp and the mill’s sales structure. We expect to address the amount of off-grade production and sales by adding a new EOP washer to the mill at a cost of approximately C$8.5 million and making other capital improvements as well as supervising and coordinating its sales with our Rosenthal and Stendal mills.
      The Celgar mill’s pulp production is transported to customers by rail, truck and ocean carrier using strategically located third party warehouses to ensure timely delivery. All overseas exports are shipped through warehouse facilities in the Vancouver, British Columbia area. The majority of Celgar’s pulp for overseas markets is initially delivered primarily by rail to the port of Vancouver for shipment overseas by ocean carrier. As a western Canada based pulp mill, the Celgar mill enjoys a transportation advantage in sales to Asian customers, in comparison to certain other NBSK pulp producers.
      The majority of the Celgar mill’s pulp for domestic markets is shipped by rail to third party warehouses in the U.S. midwest or directly to the customer.
      Our paper sales operations focus primarily on Europe and are responsible for the majority of our paper sales. Our paper sales conducted through agents were approximately 26% of total paper sales in 2004 and 2003, compared to approximately 27% in 2002. We sell the majority of our paper products to paper converters, printers and wallpaper manufacturers.
      Our paper sales are also on customary industry terms. At December 31, 2004, we had no material payment delinquencies. No single customer accounted for more than 10% of our paper sales in 2004, 2003 or 2002. Our paper sales are not dependent upon a single customer or upon a concentrated group of major customers.
Capital Expenditures
      In 2004, we continued with our capital investment programs designed to increase production capacity, improve efficiency and reduce effluent discharges and emissions at our manufacturing facilities. The improvements made at our mills over the past five years have reduced operating costs and increased the competitive position of our facilities.
      Capital investments at the Rosenthal mill were approximately €3.9 million, €6.9 million and €8.4 million in 2004, 2003 and 2002, respectively. Capital investments at the Rosenthal mill in 2004 related mainly to maintaining the quality and efficiency of the mill and we also completed the reconstruction of the wastewater reservoirs at the mill at the end of 2004 at a cost of approximately €1.0 million. We estimate capital expenditures at the Rosenthal mill to be approximately €8.8 million for 2005 relating primarily to a project to upgrade the chip yard at the mill and a new wash press project for the mill and other smaller projects relating to maintaining the quality and efficiency of the mill.
      Construction of the Stendal mill commenced in August 2002. Total capital costs incurred in respect of the project in 2004 were approximately €396.6 million. For more information about the Stendal mill, see “— Stendal Pulp Mill Project and Financing”.
      In June 1993, an extensive modernization and expansion of the Celgar mill was completed at an aggregate cost of approximately C$850 million, which resulted in the Celgar mill becoming a low cost producer of high quality NBSK pulp with a significantly increased production capacity. Since the modernization of the Celgar mill in 1993, Celgar has made other capital expenditures to improve the efficiency of the mill and reduce operating costs. We expect to invest approximately C$25 million in high return strategic capital projects at the Celgar mill over the next three years to reduce operating costs and increase production capacity and enhance operating efficiency and reliability at the mill, the largest of which is the addition of a new EOP washer at the mill at a cost of approximately C$8.5 million.
      Capital investments at our paper operations were approximately €4.7 million, €7.8 million and €5.4 million in 2004, 2003 and 2002, respectively. As a result of flooding in parts of Germany and other eastern European countries during the third quarter of 2002, our paper mills had to replace certain damaged equipment at an aggregate cost of approximately €3.3 million. We have applied for reimbursement for these costs under German government grants and for assistance under special credit programs instituted by the German government for flooding victims. In 2005, we estimate capital investments to be approximately €4.3 million relating primarily to quality and productivity upgrades of the paper machines at the paper mills and the completion of a wastewater treatment plant at the Fährbrücke mill. Capital investments at the Heidenau mill in 2004 included upgrades to the hood pre-drying section of the paper machine at the mill and construction of a raw material storage area and related upgrades at an aggregate cost of approximately €1.8 million. Capital expenditures at the Fährbrücke mill in 2004 included upgrades to the reel packing machine to the paper machine and the continued construction of a wastewater treatment plant at the mill at an aggregate cost of approximately €0.5 million. We continue to review strategic initiatives designed to enhance returns at our paper mills.
      Capital investments at our facilities in Germany to reduce effluent discharges have largely offset wastewater fees that would otherwise be required to be paid. We estimate the aggregate wastewater fees we saved over the last five fiscal years as a result of these environmental capital expenditures at our facilities in Germany to be approximately €16.8 million. For more information about our environmental capital expenditures, see “— Environmental”.
Government Financing
Grants
      Our capital investment programs in Germany are partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Pursuant to the current terms of these grants, federal and state governments will provide funding for up to 35% of the cost of qualified investments. The terms of such government grants also require that at least one permanent job be created for each €500,000 of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Such government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such grants provided in respect of our Rosenthal mill and being provided in respect of the Stendal mill, we have agreed to maintain stipulated job levels at each operation for the specified five-year period. For more information, see “— Human Resources”. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany.
      Such government grants are not reported in our income. These grants reduce the cost basis of the assets purchased when the grants are received.
      The following table sets out the capital expenditures and government grants recorded by Mercer for the periods indicated:

	Year Ended December 31,

	2004	2003	2002	Total

	(in thousands)
Capital expenditures, gross(1)	€8,645	€14,647	€13,800	€37,092	(2)

Government grants(1)	€876	€3,323	€1,176	€5,375

(1)	Not including the Stendal mill.

(2)	The total cost of the conversion of the Rosenthal mill to produce kraft pulp was approximately €361.0 million. We also received government grants totaling approximately €101.7 million in connection with such capital investments.
     In addition, the Stendal mill qualifies for approximately €274.5 million of government grants, of which we have received €185.7 million as at December 31, 2004. For more information about the Stendal mill, see “— Stendal Pulp Mill Project and Financing”.
      The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,

	2004	2003	2002

	(in thousands)
Properties, net (as shown on consolidated balance sheets)	€936,035	€745,178	€441,990
Add back: government grants less amortization, deducted from properties	259,133	163,988	85,358

Properties, gross amount including government grants less amortization	€1,195,168	€909,166	€527,348

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

Stendal Pulp Mill Project and Financing
The Project
      Our 63.6% owned subsidiary, Stendal, is the project company formed to develop, construct and operate the Stendal mill. The other shareholders of Stendal are RWE Industrie-Lösungen GmbH, or “RWE”, as to a 29.4% interest, and MFC Industrial Holdings AG (formerly AIG Altmark-Industrie AG), or “MIH”, as to a 7.0% interest. RWE is a subsidiary of the second largest utility company in Germany and is experienced in the construction of pulp mills.
      The Stendal mill is a “greenfield” softwood kraft pulp mill that was constructed at an aggregate cost of approximately €1.0 billion near the town of Stendal, in the German State of Sachsen-Anhalt. The mill is a modern, state-of-the-art single line mill with a designed annual production capacity of approximately 552,000 ADMTs. The overall mill design is based on proven or existing processes and technologies. The process and mill operations are highly automated to ensure stable operation and pulp quality. The mill process is a modern but ordinary kraft pulping process that emphasizes environmentally sound operational principles. The Stendal mill uses a batch pulp cooking process. Batch cooking allows for different grades to be batch produced for different end uses.
      Construction of the Stendal mill commenced on August 26, 2002 and was completed in the third quarter of 2004. The Stendal mill is located approximately 300 kilometers north of the Rosenthal mill. As a result of the proximity of the Stendal mill to the Rosenthal mill and the use of similar equipment at both mills, we believe we will be able to realize operating synergies between the two operations, particularly in the areas of raw materials and supplies procurement, production engineering, maintenance and marketing.
      The Stendal mill is situated on an approximately 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park. The balance of the industrial park is owned by MIH, which is seeking to develop the park.
      The Stendal mill is the largest market kraft pulp mill in Germany, the only other being our Rosenthal mill. We anticipate that the addition of production from the Stendal mill will allow us to expand our customer base, as our two pulp mills produce slightly different grades of softwood kraft pulp suitable for different end uses.
      The summaries of certain material provisions of agreements entered into in connection with the Stendal mill set forth herein are not complete and such summaries, including definitions of certain terms, are qualified in their entirety by reference to such agreements on file with the SEC.
Control and Management
      We, Stendal and its other shareholders entered into a shareholders’ agreement dated August 26, 2002 to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. Pursuant to the shareholders’ agreement, we are entitled to transfer up to 12.5% of our interest in Stendal without the prior consent of the other shareholders. The shareholders’ agreement provides that Stendal’s managing directors may be appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal’s share capital. If a shareholder is in default under the shareholders’ agreement or commits certain acts of insolvency or bankruptcy, it shall be considered to be a defaulting shareholder and must offer to sell its share capital and shareholder loans to the remaining shareholders on a pro rata basis, to a third party nominated by the other shareholders or permit them to be redeemed by Stendal. Other than in circumstances where a shareholder is considered to be a defaulting shareholder, the shareholders’ agreement does not provide for any mandatory or forced purchases and sales of a shareholder’s interest in Stendal.

      In addition to integrating the wood procurement activities at the Rosenthal and Stendal mills, we plan to coordinate other activities and operations between the two mills to realize efficiencies and optimize the cost structure of each mill. Such activities include establishing a sales organization to coordinate and handle the sales and marketing of the pulp produced by both mills. We currently coordinate the pulp sales of the Rosenthal mill pursuant to a sales agency agreement with Rosenthal whereby we receive a commission on overall sales. Other activities that we intend to coordinate between the two mills include purchases of supplies and stores, maintenance activities, workforce and management training and transportation.
EPC Contract
      The Stendal mill was constructed under a €716.0 million fixed-price turn-key engineering, procurement and construction, or “EPC”, contract between Stendal and RWE, referred to as the “principal” or “EPC contractor”. RWE’s obligations under the EPC contract are guaranteed by its parent company.
      The contract price for the completion of the project is fixed, taking into account all risks associated with the project and is subject only to certain changes that we cause or agree to, changes that arise due to changes in the law and specified events of force majeure. Payments under the EPC contract are made periodically against milestones as and when achieved by RWE.
      Under the EPC contract, RWE is responsible for all planning, design, engineering, procurement, construction and testing in connection with the build-out and start-up of the mill. We are responsible for obtaining legal title and possession of the site and providing the site and certain equipment, materials and services, as well as personnel, raw materials and other items in connection with the start-up of the mill. RWE is also primarily responsible for obtaining construction and operating permits. We constructed approximately €23.5 million of the site infrastructure and additional general site infrastructure connections were constructed by the local government. The costs of such infrastructure construction are 90% subsidized and co-financed by us, among others. Our co-financing obligations amounted to approximately €3.0 million and were funded out of the project loan facility.
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
Stendal Mill Completion
      Pursuant to the EPC contract, construction of the Stendal mill was completed substantially on its planned schedule and budget in the third quarter of 2004 and the mill is currently in the start-up phase. Such completion means that the construction and installation of all equipment and works were essentially finished and final checks occurred so that continuous production from the mill could commence. The mill underwent extensive testing and evaluation in December 2004 to determine whether certain performance requirements have been met, referred to as the “Acceptance Test”. The mill must pass the Acceptance Test prior to being accepted by Stendal. See “— Acceptance of the Stendal Mill” below. The mill is being supervised by RWE using Stendal’s personnel to operate the mill. Upon passing the Acceptance Test, the mill will be operated by Stendal. Production at the Stendal mill is expected to reach in excess of 90% of rated capacity in 2005. In the fourth quarter of 2004, production at the mill reached approximately 86% of the rated capacity of the mill.
      The mill has all of its requisite permits in place in connection with the commencement of operations and has currently arranged for approximately 66% of its fiber requirements for 2005. The mill has also currently filled approximately 91% of its overall staffing requirements. The balance of the hiring will occur in affiliated activities such as harvesting and transportation and will be completed through 2005 as the mill ramps up operations.

      Stendal commenced the initial production of pulp in mid-September 2004. The initial pulp produced was off-grade pulp which was primarily sold into the recycled fiber, corrugated board and similar markets. The prices realized on the sale of off-grade pulp are lower than the selling price for on-grade NBSK pulp. Pursuant to our current start-up plan, we have been ramping up pulp production and quality at the Stendal mill and the mill is now producing a significant proportion of saleable kraft pulp. As the NBSK pulp from the Stendal mill is further accepted in the market, we expect to eliminate its price discount relative to our Rosenthal mill in 2005.
      In conjunction with the start-up of the Stendal mill, we built up the fiber and finished goods inventory at the mill. These inventory levels at the Stendal mill have decreased to more normalized levels as the mill has ramped up operations.
      Pursuant to the current start-up plan, the contractor shut down the mill for approximately one week in the fourth quarter of 2004 for the completion of adjustments, installations and the replacement of equipment that was required in order to fulfill its obligations under the construction contract, as well as for a few days in December 2004 for fine tuning and cleaning so that the contractor could commence trials for the Acceptance Test.
Acceptance of the Stendal Mill
      The Stendal mill underwent extensive testing and evaluation in December 2004 in connection with its mechanical completion and the Acceptance Test. The Acceptance Test required that the mill continuously produce pulp for a 72-hour period in compliance with specified operational, quality and environmental requirements. When acceptance of the mill has occurred, we are required to provide the contractor with an acceptance certificate. Once we deliver the acceptance certificate, we assume responsibility for the operation of the mill, subject to the contractor’s warranty obligations.
      The test was generally successful and we were pleased with both the quantitative and qualitative aspects of the test. We have reviewed the results of the test with the lenders under the project finance facility related to the Stendal mill and certain suppliers. RWE and certain suppliers have agreed to implement certain measures at the mill, prior to Stendal accepting delivery of the mill. These include the installation of two additional digesters and related equipment, improvements to the NCG boiler and water treatment plant, reimbursement to Stendal of certain costs and the provision of certain warranties. The mill is currently operating well and product sales continue to be for the benefit of Mercer.
      The installation of the two additional digesters will increase the number of digesters at the Stendal mill from eight to ten and is planned to be completed by November 30, 2005. Once installed and fully operational, we believe the additional digesters should increase the annual production capacity of the Stendal mill to in excess of 600,000 ADMTs. We and our consultants believe that the design and capacity of the rest of the mill and fiber availability will, over time, permit the Stendal mill to achieve such increased production volumes. These digesters are also expected to enhance the reliability and overall operating performance of the Stendal mill. The two additional digesters have a capital cost of approximately €8 million, of which we will only pay €2 million and the balance shall be paid by RWE and certain suppliers.
      The acceptance of the 72-hour test and the mill and the implementation of these remedial measures are subject to, among other things, the settlement and execution of a definitive settlement agreement among the parties. Although no assurance can be provided, we currently believe the parties will conclude a definitive agreement around the end of the first quarter of 2005.
      If it is determined that the mill has not satisfied the Acceptance Test, RWE would be required to pay liquidated damages equal to 0.4% of the contract price per week of delay up to the maximum of 12% of the contract price. If certain performance requirements are not met within the terms of the agreement, subject to certain conditions, RWE has agreed to pay liquidated damages totaling up to a maximum of 10% of the contract price. The combined amounts that may become payable to us by RWE as a result of delays in completion and failure to meet performance requirements are capped at 17% of the contract price. Payment of such amounts will not relieve RWE of its obligations to complete the project, attain minimum performance requirements or cure deficiencies.
      When acceptance of the mill has occurred, we are required to provide RWE with an acceptance certificate. Once we deliver the acceptance certificate to RWE, we assume responsibility for the operation of the mill, subject to RWE’s warranty obligations. Furthermore, each department of the mill will be tested on a stand-alone basis for compliance with its design specifications after the acceptance of the mill has occurred. Such testing is scheduled to be completed within the six-month period after acceptance of the mill has occurred. Under the EPC contract, RWE warrants conformity to specifications, compliance with permits and laws, suitability for intended use, compliance with performance requirements and warrants against defects in construction, in each case for a period of 18 months after acceptance, subject to extension in certain circumstances. RWE is required under the EPC contract to provide irrevocable bank guarantees in our favor, in agreed upon amounts, as security for an initial advance payment and for any deficiencies arising during the warranty period. In July 2006, RWE is required to provide an additional guarantee in the same form, in respect of the same matters, in an amount not less than 5% of the contract price which shall remain in effect until January 1, 2009.
Stendal Mill Construction and Start-up Risks
      Our start-up of the Stendal mill is subject to risks commonly associated with the start-up of large greenfield industrial projects which could result in the Stendal mill experiencing operating difficulties or delays in the start-up period and the Stendal mill may not achieve our planned production, timing, quality or cost projections. These risks include, without limitation, equipment failures or damage, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship, defective equipment or installation, human error, industrial accidents, weather conditions, failure to comply with environmental and other permits, and complex integration of processes and equipment. See “Cautionary Statement Regarding Forward-Looking Information” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Stendal Pulp Mill Financing
      In August 2002, we completed financing arrangements for the Stendal mill. Total investment costs in connection with the project are approximately €1.0 billion, the majority of which was provided under a senior project finance facility, referred to as the “Stendal Loan Facility”, arranged by Bayerische Hypo-und Vereinsbank AG, referred to as “HVB”, pursuant to a project finance loan agreement, referred to as the “Project Finance Loan Agreement”, entered into between Stendal and HVB. See “— Description of Certain Indebtedness — Stendal Loan Facility”.
      We also contributed financing to Stendal of approximately €63.5 million from cash on hand and through two bridge loans aggregating €45 million from a U.S. investment partnership and a bank. We repaid these bridge loans in October 2003 from our issuance of convertible notes. See “— Description of Certain Indebtedness — Convertible Notes”.
      As the site of the Stendal mill is located in eastern Germany, it qualifies for approximately €274.5 million of government grants, which are applied to reduce the cost basis of the assets acquired with such grants. As of December 31, 2004, we had outstanding claim expenditures of €65.9 million of such grants in connection with the Stendal mill, which we expect to receive in 2005. In accordance with our accounting policies, these grants are not recorded by us until they are received.
      Under European Union rules, the Commission of the European Communities, referred to as the “Commission”, was formally notified in March 2002 by Germany of plans to provide support to the Stendal mill through grants and guarantees. The Commission considered these plans and, on June 19, 2002, decided not to raise any objection against such support being provided by the German federal and state governments in respect of the Stendal mill. In its decision, the Commission was not called upon to determine whether the governmental aid schemes, on which the support is based, were acceptable, but was limited to a determination as to whether a reduction of the pre-approved aid level for investment in the German State of Sachsen-Anhalt under the previously approved schemes was required under European Union law in the case of the Stendal mill. In coming to its decision, the Commission generally has a wide margin of discretion in its assessment of facts and data. Under European Union law, member states, competitors or trade associations directly affected by a decision of the Commission may appeal such decision within a period of two months and twenty-four days after publication of the Commission decision. On December 23, 2002, Kronoply and Kronotex, two related manufacturers of, among other things, OSB and MDF boards that do not compete with the Stendal mill by selling pulp or paper, filed an appeal with the Court of First Instance of the European Communities (Luxembourg), referred to as the “Court”, against the Commission decision of June 19, 2002. Generally to be successful, an appeal must show that the Commission failed to comply with procedural requirements or committed a manifest error in assessing facts and data in adopting its decision.
      Recently, the Court in an unrelated case determined that the Commission committed a procedural error in determining the amount of state aid that could be granted by Germany to a recipient in a different business. The Court found the Commission erred when reviewing the effect of state aid on competition by only considering capacity utilization and not also considering product demand trends prior to providing its approval. As a result, in that case the Court set aside the Commission approval and remanded the matter back to the Commission to redetermine. The Court’s decision is being appealed by the aid recipient and the government of Germany. If such appeal is unsuccessful, the Commission will have to redetermine the matter based upon its mandated criteria and may come to the same determination as before. The procedure followed by the Commission in this remanded decision was similar to that it used in determining not to reduce the amount of state aid available to the Stendal mill. The remanded case does not affect Stendal’s current entitlement to receive grants, the balance of which are expected to be received in 2005.
      Although no assurance can be provided, we continue to believe that the appellant does not have any standing to bring the appeal as it is not a competitor of Stendal and, in any event, that the appeal is without merit. Further, the procedural error found by the Court in the remanded case was not raised in the Stendal appeal and we do not believe the Court should permit the appellant to amend its appeal at this stage.
      Subject to the Court’s schedule, we believe a hearing as to whether the appellant has standing to bring the appeal would be heard in 2005. If the Court determined the appellant had standing, such decision was upheld on appeal and the matter is not otherwise settled, we believe that a hearing on the merits of the appeal would occur in late 2006 or 2007. In the event the appellant was then successful on the merits and such decision was again upheld on appeal, the issue of whether the amount of state aid granted to the Stendal mill should be reduced would be remanded back to the Commission for reconsideration. Although we cannot assure you as to the outcome of any such redetermination, we believe that, given the Commission’s criteria and the factual circumstances related to the Stendal mill including demand trends in the pulp business, there would be no basis for the Commission to reduce the level of state aid. If the Commission determined to reduce the level of state aid available to the Stendal mill and such decision was upheld on appeal, Stendal would be required to repay a portion of the previously received state aid back to the German government. While we do not expect an adverse outcome, litigation is inherently uncertain and there can be no assurance of the final outcome.
Description of Certain Indebtedness
      The following summaries of certain material provisions of: (i) the Rosenthal Loan Facility; (ii) the Stendal Loan Facility; (iii) our convertible notes; (iv) our senior notes; (v) the Rosenthal working capital facility; and (vi) the Celgar working capital facility, are not complete and these provisions, including definitions of certain terms, are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC.
Rosenthal Loan Facility
      In 1998, Rosenthal entered into the Rosenthal Loan Facility, as amended, having a 15 year term with a German bank and other syndicated lenders in the aggregate amount of €259.7 million to finance the conversion project. Repayment of the Rosenthal Loan Facility commenced on March 31, 2001. During 2004, €20.1 million of the Rosenthal Loan Facility was repaid and, net of cash in a restricted account, €143.1 million remained outstanding as at December 31, 2004. The outstanding amount under the Rosenthal Loan Facility and under the Rosenthal landfill facility of €7.6 million was repaid in February 2005 with a portion of the proceeds of the share and senior note offerings in connection with the Acquisition. See “— The Financings”.
Stendal Loan Facility
      In August 2002, referred to as the “Stendal Financing Closing Date”, we completed financing arrangements for the Stendal mill. Total investment costs in connection with the project are approximately €1.0 billion, the majority of which was provided under the Stendal Loan Facility pursuant to the Project Finance Loan Agreement entered into between Stendal and HVB. We also contributed financing to Stendal of approximately €63.5 million.
      The Stendal Loan Facility is in the aggregate amount of €828.0 million and is divided into tranches which cover, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of a debt service reserve account, approved cost overruns and a revolving loan facility to cover any time lag for receipt of grant funding and value-added tax refunds in the amount of €160 million, referred to as “Tranche E”. The Stendal Loan Facility is available for disbursement from August 2002 until the earlier of the issuance by us of a final acceptance certificate for the project and December 2005, except that financing under the Stendal Loan Facility for approved cost overruns will be available for up to one month prior to the first repayment.
      Pursuant to the Project Finance Loan Agreement, interest on the credit facilities was to accrue at variable rates between Euribor plus 0.60% and Euribor plus 1.55% per year. The Project Finance Loan Agreement provides for facilities to allow us to manage our risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the Project Finance Loan Agreement, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings under the Stendal Loan Facility to fix most of the interest costs under the Stendal Loan Facility at a rate of 3.795% per year until April 2004 and at a rate of 5.28% commencing May 2004, plus margin, until final payment in October 2017. For more information, see “Quantitative and Qualitative Disclosures about Market Risk”. In March 2003, as part of its loan syndication, HVB exercised its right under the Stendal Loan Facility to increase its up-front arrangement fee by 20 basis points and the rate of interest under the facility by 30 basis points.
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
      The tranches under the Stendal Loan Facility for project construction and development costs, financing costs, start-up costs and working capital are severally guaranteed by German federal and state governments in respect of an aggregate of 80% of the principal amount of these tranches, but the tranche under the Stendal Loan Facility for financing and start-up costs, working capital and certain of the project construction and development costs benefiting from these guarantees will be reduced semi-annually by 12.5% per year beginning on the first repayment date following the fourth anniversary of the first advance under the Stendal Loan Facility for each of these costs. Under the guarantees, the German federal and state governments that provide the guarantees are responsible for the performance of our payment obligations for the guaranteed amounts. Approximately €631.4 million was drawn under the Stendal Loan Facility as of December 31, 2004.
      On December 12, 2003, Stendal entered into agreements with Nord Deutsche Landesbank, referred to as “Nord LB”, and the European Investment Bank, referred to as “EIB”. Pursuant to the agreements, EIB will provide a refinancing credit facility to Nord LB at preferred interest rates for up to €495.0 million. Such refinancing loan is made to Nord LB for the benefit of the Stendal mill. Instead of actually refinancing the Stendal Loan Facility through Nord LB, and Stendal benefiting from lower interest rates over time, the agreements provide for the disbursement to Stendal of the net present value of the interest rate differential offered to Nord LB by EIB (less a portion retained by Nord LB).
      A first draw down refinancing of €250.0 million was completed in December 2003 which resulted in a net present value of the interest rate differential of approximately €2.1 million being disbursed to Stendal. A second draw down refinancing in the amount of up to €245.0 million was completed in the first quarter of 2004 which resulted in a net present value interest rate differential credit of approximately €2.0 million being disbursed to Stendal.
      The proceeds received from the interest rate differential arrangement with EIB were transferred to the Stendal mill’s disbursement account. These EIB proceeds are considered additional cash flow in the period between the Stendal mill’s start-up and acceptance.
      The Stendal Loan Facility is secured by all of the assets of Stendal. In addition, the Project Finance Loan Agreement provides for the establishment of an equity reserve account into which excess start-up cash flows may be deposited. The account will be used to secure claims and amounts owing to the lenders in priority to the funding of the debt service reserve account under the Stendal Loan Facility. The Project Finance Loan Agreement also provides that revenues held by Stendal after certain payments may be paid to a shareholders’ account.
      In connection with the Stendal Loan Facility, we entered into a shareholders’ undertaking agreement, referred to as the “Undertaking”, dated August 26, 2002 with RWE, MIH and HVB in order to finance the shareholders’ contribution to the Stendal mill. Pursuant to the terms of the Undertaking, on the Stendal Financing Closing Date the shareholders of Stendal, on a pro rata basis, subscribed for €15 million of share capital of Stendal and advanced to it €55 million in subordinated loans. In addition, on a pro rata basis, the shareholders of Stendal agreed to advance to it €30 million of stand-by equity to, among other things, cover approved cost overruns, fund the equity reserve account and partially fund the debt service reserve account under the Stendal Loan Facility. On the Stendal Financing Closing Date, we provided HVB with a cash deposit for our pro rata portion of such equity reserve account. Our total funding commitment under the Undertaking was €63.5 million, all of which was effected in August 2002. Pursuant to the Undertaking, we have agreed, for as long as Stendal has any liability under the Stendal Loan Facility to HVB, to retain control over at least 51% of the voting shares of Stendal. We have no further capital commitments with relation to the Stendal mill.
      On the Stendal Financing Closing Date, we entered into and completed funding under two bridge financing loan agreements and used the net proceeds from the two bridge loans in the principal amounts of €15.0 million and €30.0 million to fund, in part, our contribution to the Stendal mill and commitment pursuant to the Undertaking. We repaid these bridge loans in October 2003 with the net proceeds from our offering of 8.5% convertible notes.
Convertible Notes
      In October 2003, we issued $82.5 million in aggregate principal amount of 8.5% convertible senior subordinated notes due 2010, referred to as the “convertible notes”.
      We pay interest semi-annually on the convertible notes on April 15 and October 15 of each year, beginning on April 15, 2004. The convertible notes mature on October 15, 2010. The convertible notes are redeemable on and after October 15, 2008, at any time in whole or in part, at our option on not less than 20 and not more than 60 days’ prior notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the restrictions in the indenture governing the notes.
      The convertible notes are convertible, at the option of the holder, unless previously redeemed, at any time on or prior to maturity into our shares of beneficial interest at a conversion price of $7.75 per share, which is equal to a conversion rate of approximately 129 shares per $1,000 principal amount of convertible notes, subject to adjustment. Holders of the convertible notes have the right to require us to purchase all or any part of the convertible notes 30 business days after the occurrence of a change of control with respect to us at a purchase price equal to the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.
      The convertible notes are unsecured obligations of Mercer Inc. and are subordinated in right of payment to existing and future senior indebtedness (including our 9.25% senior notes described below) and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing the convertible notes limits the incurrence by us, but not our subsidiaries, of senior indebtedness.
      The convertible notes are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages (PORTAL) systems of the National Association of Securities Dealers, Inc. In addition, we have registered the convertible notes and underlying shares with the SEC for resale by the holders thereof.
Senior Notes
      In conjunction with the Acquisition of the Celgar mill and the repayment of Rosenthal’s bank indebtedness, in February 2005, we issued $310 million in principal amount of senior notes. The senior notes bear interest at the rate of 9.25% per annum and mature on February 15, 2013. Interest on such notes is payable in arrears on February 15 and August 15 of each year the notes are outstanding, beginning on August 15, 2005. The notes are our senior unsecured obligations and, accordingly, will rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all existing and future unsecured senior indebtedness and senior in right of payment to the 8.5% convertible senior subordinated notes due 2010 and any future subordinated indebtedness. We may redeem the notes on or after February 15, 2009, in whole or in part, at the applicable redemption prices plus accrued and unpaid interest, if any, to the redemption date. In certain circumstances, we may also redeem up to 35% of the aggregate principal amount of the notes at any time prior to February 15, 2008 at a redemption price of 109.35% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds of certain equity offerings. The notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness; (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to other important qualifications and exceptions.
Rosenthal Working Capital Facility
      In conjunction with the Acquisition and the repayment of Rosenthal’s bank indebtedness, in February 2005, we established a new revolving working capital facility for the Rosenthal mill. The €40 million revolving working capital facility for the Rosenthal mill, arranged by HVB, consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The facility matures in February 2010. The interest payable on cash advances is LIBOR or EURIBOR plus 1.55%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be three, six or 12 months or any other period as Rosenthal and the lenders may determine. There is also a 0.375% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable quarterly in arrears. This facility is secured by a first fixed charge on the inventories, receivables and accounts of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and HVB from time to time.

Celgar Working Capital Facility
      In conjunction with the Acquisition, in February 2005, we also established a new revolving working capital facility for the Celgar mill. The $30 million revolving working capital facility for the Celgar mill consists of a 364 day revolving credit facility convertible to a one year non-revolving term loan at the election of the borrower. The revolving facility has a term of 364 days and the term facility will mature on the first anniversary of the conversion date. The borrower is Zellstoff Celgar Limited, which is our wholly owned acquisition subsidiary that acquired the Celgar mill. Availability of drawdowns under the facility is subject to a borrowing base limit, that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The borrower can request a 364 day extension, not more than 90 days or less than 60 days prior to the maturity date of the revolving facility, and the lenders, in their sole discretion, shall decide whether or not to extend such facility not later than 30 days prior to the maturity date of the revolving facility. The revolving facility shall be available by way of: (i) Canadian and U.S. denominated advances which bear interest at the agent’s prime rate for Canadian advances and designated base rate for U.S. advances plus, in each case, between 1.5% and 2% per annum depending upon the debt coverage ratio of the borrower in effect at the time; (ii) banker’s acceptances which will be issued at a specified discount rate and will be subject to annualized stamping fees of between 2.5% and 3%, depending upon the debt coverage ratio of the borrower in effect at the time; and/or (iii) LIBOR advances, which will be made available for periods of one, two, three or six months duration and which will bear interest at LIBOR plus between 2.5% and 3%, depending upon the debt coverage ratio of the borrower in effect at the time. Letters of credit and/or letters of guarantee will also be available under the facility up to a maximum of $10 million. There is also a commitment fee payable monthly in arrears on any unutilized and uncancelled amount of the revolving facility. The amount of the fee varies from 0.625% to 0.9% of such amount depending upon the amount drawn under the facility and the borrower’s debt coverage ratio in effect at the time. This facility is secured by a first charge on the current assets of the borrower and a guarantee and postponement of claim delivered by Mercer Inc.
Paper Mill Loan Facilities
      In 2003, our paper operations secured two long-term credit facilities aggregating approximately €2.5 million, which facilities along with certain government grants are being utilized to repair flooding damage suffered by the mills in 2002. One facility totaling approximately €1.0 million matures on June 30, 2009, bears interest at a rate of 2.65% per annum and is repayable in ten equal semi-annual installments. The other facility in the amount of approximately €1.5 million matures on June 30, 2013, bears interest at a rate of 2.65% per annum and is repayable in 16 equal semi-annual installments. Both facilities are guaranteed by Mercer Inc.
      In addition, in 2003, our Fährbrücke paper mill secured three credit facilities aggregating €5.5 million, which facilities along with certain government grants were utilized to finance equipment and construction costs associated with expanding and adapting the paper machine at the mill. In September 2004, we repaid the majority of the outstanding amounts under these credit facilities and permanently reduced the aggregate amount available thereunder to €2.2 million. Two of the facilities aggregating approximately €1.4 million mature on December 30, 2012 and bear interest at rates between 4.15% and 4.3% per annum and are repayable in 16 equal semi-annual installments. The other facility in the amount of approximately €0.8 million matures on March 31, 2009 and bears interest at a rate equal to the three-month Euribor rate plus 1.75% per annum and is repayable in 16 equal quarterly installments. All three facilities are guaranteed by Mercer Inc. as well as to 80% thereof by a German state government.
      As at December 31, 2004, we had utilized the entire €4.7 million available under the five credit facilities relating to the paper operations.
Environmental
      Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, we have devoted significant financial and management resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our facilities in Germany were approximately €2.4 million in 2004 and are expected to be approximately €2.4 million in 2005.
      We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.
      Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. As a result, we estimate that the aggregate wastewater fees we saved in 2004 as a result of environmental capital expenditures made at our manufacturing plants in Germany were approximately €2.9 million. We expect that capital investment programs for our manufacturing plants in Germany will fully offset the wastewater fees that may be payable for 2005 and 2006 and will ensure that our operations continue in substantial compliance with prescribed standards.
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
      The Rosenthal mill has a relatively modern biological wastewater treatment and oxygen bleaching facility. We have significantly reduced our levels of Adsorbable Organic Halogen, or “AOX”, discharge at the Rosenthal mill and we believe the Rosenthal mill’s AOX discharges are substantially below those currently mandated by the German government. Effective January 1, 2001, the Rosenthal mill is required to maintain levels of Chemical Oxygen Demand, or “COD” discharge at the Rosenthal mill below 25 kilograms per ADMT of pulp. The Rosenthal mill is currently in compliance with these levels of COD discharge. We will continue to modify our wastewater and bleaching facilities at the Rosenthal mill, which have been further enhanced as a result of the conversion of the mill to the production of kraft pulp, to meet or exceed prescribed regulations. In addition, in 2003 we completed a strategic capital project to reconstruct the landfill at the Rosenthal mill so that it will be useable for an additional 15 years. The aggregate cost of the project was approximately €7.6 million.
      Although the Rosenthal mill’s overall emission levels for nitric oxide and nitrogen oxide, collectively referred to as “NOx”, are substantially below prescribed levels, NOx emissions from one gas burner have recently exceeded its permitted emission level. We made a claim on the warranty from the supplier of the gas burner who installed an ammonia scrubber to reduce NOx emissions. Due to a technical issue, emission levels from the gas burner were not reduced to permitted levels. Pursuant to our agreement with the gas burner supplier, the supplier is responsible for installing a new burner that reduces NOx emission levels to prescribed standards. The supplier completed the installation of a new gas burner at the Rosenthal mill in the third quarter of 2004 at an aggregate cost of €0.9 million, of which € 0.5 million was borne by the supplier and the remainder by us.
      The Stendal mill, which commenced operations in September 2004, has been in substantial compliance with applicable environmental laws, regulations and permits, but has experienced certain minor exceedances from time to time which are typical for a mill in the start-up phase of its operations. Management believes that, as the Stendal mill is a state-of-the-art facility, once the start-up phase has been completed and all necessary adjustments have been made, the mill will operate in compliance with the applicable environmental requirements. Under the terms of the EPC contract, the contractor has provided various representations and warranties as to compliance with permits and laws and will be responsible for ensuring such compliance for a period of 18 months after acceptance.
      In September 2003, during a shut down, the Celgar mill inadvertently discharged approximately 1,500 m3 of diluted process chemicals through its effluent treatment system and, as a result, released semi-treated effluent into a nearby river. An independent report concluded that there were no measurable adverse effects from the spill. Upon investigation, the British Columbia Ministry of Water, Lands and Air Protection, referred to as “MWLAP”, issued a pollution prevention order that required the Celgar mill to adopt certain requirements including operator training, reporting requirements, development of contingency plans and the dredging of spill ponds. The mill has complied with all of the requirements of the order. The MWLAP has not imposed any fines or sanctions as a result of the spill.
      The Celgar mill has a number of permits regulating air emissions, including those with respect to sulphur dioxide, referred to as “SO2”. While the mill’s overall SO2 emissions are generally below one-third of the total SO2 emissions permitted to be discharged under its air permits, the mill’s lime kiln SO2 emissions periodically exceed emissions allowed under its individual SO2 air permit. The mill is investigating the level of SO2 emissions from the lime kiln and the ability to amend its air permits to lower overall SO2 emissions for the mill while increasing the SO2 emission discharge limit on its lime kiln permit. In the event that such permit amendments are not available, our consulting engineers have preliminarily estimated the capital cost to correct the SO2 emissions at the lime kiln to be in the range of C$1.5 million to C$2 million. MWLAP has been advised of the level of SO2 emissions at the lime kiln and apprised of the mill’s efforts to correct the same. Although the MWLAP has not taken actions or imposed any fines to date, there can be no assurance that any permit amendment will be successful, that MWLAP may not take action in the future or that the capital requirements to address the same will not exceed the preliminary estimates.
      The Celgar mill operates two landfills, a newly commissioned site and an older site. The Celgar mill intends to decommission the old landfill and is developing a closure plan and reviewing such plan with the MWLAP. The Celgar mill currently believes it may receive regulatory approval for such closure plan in 2005 and would commence closure activities in 2006. Our consulting engineers have estimated that the closure program will cost up to C$3 million, which would incorporate a clay or synthetic hydraulic cap. Potential savings may accrue should effluent treatment sludge be approved for use as a cap. As the closure program for the old landfill has not been finalized or approved, there can be no assurance that the decommissioning of the old landfill will not exceed such cost estimate.
      We have until the end of 2005 to begin biologically treating the wastewater at the Fährbrücke mill. We are in the process of constructing a wastewater treatment plant at the Fährbrücke mill, the first stage of which was completed in 2002 and brought into operation at the beginning of 2003. The cost of the treatment plant is expected to be approximately €1.8 million, of which €0.3 million was incurred in 2004. The project is being funded by government grants as to 28%, a bank loan as to 45% and the remainder from our funds, and we expect construction of the plant to be completed in 2005.
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
Human Resources
      We currently employ or hold positions for approximately 1,674 people. Our German operations have approximately 1,031 employees working in our pulp operations, including our transportation subsidiary, and approximately 227 employees working in our paper operations. In addition, there are approximately seven people working at the office we maintain in Vancouver, British Columbia, Canada. The Celgar mill currently employs approximately 409 people in its operations, the vast majority of which are unionized.
      Pursuant to the government grants and financing arranged in connection with the conversion of the Rosenthal mill to the production of kraft pulp, we have agreed with state government authorities in Germany to maintain at least 504 jobs at our Rosenthal pulp operations until June 30, 2005. This includes the employees of the Rosenthal mill’s transportation operations which deliver raw materials to the mill and pulp to our customers.

      When the Stendal mill is operating at capacity, Stendal and its subsidiaries are expected to employ approximately 580 people. Pursuant to the government grants and financing arranged in connection with the Stendal mill, we have agreed with German state authorities to maintain this number of jobs until 2010.
      Rosenthal and Dresden are bound by collective agreements negotiated with Bergbau-Chemie Energie, or “IG-BCE”, a national union that represents pulp and paper workers. In February 2003, we entered into a new labor agreement with IG-BCE for our pulp workers which, among other things, had a one-year term and provided for a 2% wage increase effective March 1, 2003 and that the parties would negotiate in respect of a further wage increase for August 2003 depending upon general economic conditions. Our pulp workers agreed to defer negotiations in respect of a further wage increase for 2003 as a result of current general economic conditions. In February 2004, a new agreement was reached which provides for a 2% wage increase. The agreement expired at the end of February 2005 and a new agreement is expected to be negotiated in the first half of 2005.
      Stendal has not yet entered into any collective agreements with IG-BCE, although it may do so in 2005. We anticipate that any such agreement would reflect wage levels in accordance with industry standards in this part of Germany. In January 2005, Stendal’s wage levels approximated 90% of the lowest eastern German wage level for a 40 hour work week for similar industrial companies. We expect that, over time, as the Stendal mill ramps up production and subject to general economic conditions, wage levels at the Stendal mill will correspond with those for similarly situated producers in Germany.
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
      Over 90% of the employees at our German pulp and paper operations have post-secondary education or are trained tradespersons. We consider the relationships with these employees to be good. We have implemented profit sharing plans, training programs and early retirement schemes for the benefit of our German employees. Although no assurances can be provided, we have not had any significant work stoppages at any of our German operations and we would therefore expect to enter into labor agreements with our pulp and paper workers in Germany without any significant work stoppages at our German mills.
      A collective agreement was reached with the union hourly workers at the Celgar mill in January 2003 which has a term of five years. The agreement provides for wage increases effective May 2003 of 2.5% in each of 2003 and 2004, and 2% in each of the following three years. We consider relations with these workers to be good.
Additional Information
      We make available free of charge on or through our website at www.mercerinternational.com annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we file these materials with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us.
ITEM 2.  PROPERTIES
      We lease offices in Seattle, Washington, Vancouver, British Columbia, and in Germany. We own the Rosenthal mill, the Celgar mill and the paper mills and the underlying property. The Stendal mill is situated on property owned by Stendal, our 63.6% owned subsidiary.

      The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the State of Thuringia, approximately 300 kilometers south of the Stendal mill. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with an annual production capacity of approximately 310,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 723,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer and a cutter;

•	an approximately 63,000 square foot finished goods storage area;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant and recausticizing plant;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 45 megawatts of electric power from steam produced by the recovery boiler and a power boiler.
      The Stendal mill is situated on a 200 acre site near the town of Stendal in the State of Sachsen-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers from the city of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. Construction of the Stendal mill was completed in the third quarter of 2004. The mill is a single line mill with a designed annual production capacity of approximately 552,000 ADMTs of kraft pulp. The Stendal mill will be self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated will be sold to the regional power grid. The facilities at the mill include:

•	an approximately 920,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	a fiber line, which includes eight Superbatch digester and bleaching facilities;

•	a pulp machine, which includes a dryer and a cutter;

•	an approximately 108,000 square foot finished goods storage area;

•	a recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing approximately 100 megawatts of electric power from steam produced by the recovery boiler and a power boiler.
      The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia in Canada. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-United States border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 430,000 ADMTs of NBSK pulp. Internal power generating capacity could, with certain capital improvements, enable the Celgar mill to be self-sufficient in electrical power and at times to sell surplus electricity. The facilities at the Celgar mill include:

•	fiber storage facilities consisting of four vertical silos and an asphalt surfaced yard with a capacity of 200,000 m3 of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, pressure knotting and screening, single stage oxygen delignification and bleaching facilities;

•	two pulp machines;

•	a chemical recovery system, which includes a recovery boiler, recausticizing area and effluent treatment system; and

•	a turbine generator capable of producing approximately 48 megawatts of electric power from steam produced by a recovery boiler and power boiler.
      The Heidenau mill is situated on a 26 acre site in the town of Heidenau in the State of Saxony at the Elbe river, approximately 120 kilometers east of the Fährbrücke mill and 12 kilometers south of the city of Dresden. The mill was constructed in 1956 and has been continually upgraded. The mill has a rated annual production capacity of approximately 45,000 ADMTs of specialty papers. The facilities at the mill include:

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
      The Fährbrücke mill is situated on a 27 acre site near the town of Fährbrücke in the State of Saxony, in the western part of the Erzgebirge mountains at the Zwickauer Mulde river. The mill is approximately 100 kilometers east of the Rosenthal mill and approximately 120 kilometers west of the Heidenau mill. The mill was constructed between 1972 and 1973 and has been continually upgraded. The mill has a rated annual production capacity for approximately 40,000 ADMTs of printing and writing papers and specialty papers. The mill uses virgin fiber in producing various grades of printing and writing papers and specialty papers. The facilities at the mill include:

•	an approximately 69,300 square feet fiber storage area;

•	an approximately 60,300 square foot paper machine building, which houses a Voith paper machine with a 276 centimeter trim width, processing speed of 600 meters per minute and including, among other things, a pulper unit, paper chemical preparation unit, refiner system, stock blending system, approach system, press section and dryer section;

•	a fresh water plant;

•	a power plant, which consists of, among other things, a gas turbine which can produce approximately 4,280 kilowatts of electric power, a waste heat boiler which can produce 22 tonnes per hour of steam generated power and a heavy duty boiler which can produce 3.2 tonnes per hour of steam; and

•	a wastewater treatment plant is currently being constructed, the first stage of which was completed at the end of 2002 and brought on line at the beginning of 2003.

      The following table sets out, by primary product class, our production capacity and actual production for the periods indicated:

			Production(1)

	Annual		Year Ended December 31,
	Production
Product Class	Capacity(2)		2004	2003	2002

			(ADMTs)
Pulp	1,292,000	(3)	446,710	310,244	304,854
Papers
Specialty Papers	55,000	(4)(5)	37,915	40,424	62,172	(4)
Printing Papers	30,000	(5)	24,842	21,488	23,195

Total Papers	70,000	(5)	62,757	61,912	85,367

Total	1,362,000		509,467	372,156	390,221

(1)	As the Stendal mill was started up in mid-September 2004, the actual production for 2004 includes production from the Stendal mill from the time of its start up. The actual production does not include production from the Celgar mill for the periods presented.

(2)	Capacity is the rated capacity of the plants for the year ended December 31, 2004, which is based upon production for 365 days a year. Targeted production is generally based upon 353 days per year for the Rosenthal and Stendal mills, 350 days per year for the Celgar mill and 340 days per year for the paper mills.

(3)	Comprised of 310,000 ADMTs for our Rosenthal mill, 552,000 ADMTs for our Stendal mill and 430,000 ADMTs for our Celgar mill.

(4)	As we reorganized our interest in Landqart at the end of 2002, we no longer have a direct interest in or consolidate the Landqart mill. The Landqart mill had an annual production capacity of approximately 20,500 ADMTs, which is not included in the calculation of our annual production capacity. Actual production of 20,422 ADMTs of specialty papers at the Landqart mill is included for 2002.

(5)	Based upon the current product mix at the paper mills, the aggregate annual production capacity of the paper mills is approximately 70,000 ADMTs. The rated aggregate annual production capacity of the paper mills is approximately 85,000 ADMTs.
     At the end of 2004, substantially all of our German pulp related assets, including our German pulp facilities, were pledged to secure the Rosenthal Loan Facility and the Stendal Loan Facility. The Rosenthal Loan Facility was repaid and discharged in February 2005.
ITEM 3.  LEGAL PROCEEDINGS
      We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      (a) Market Information. Our shares of beneficial interest are quoted for trading on the Nasdaq National Market under the symbol “MERCS” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low reported sale prices of our shares on the Nasdaq National Market for each quarter in the two year period ended December 31, 2004, and for the period ended March 11, 2005:

Fiscal Quarter Ended	High	Low

2003
March 31	$5.88	$4.40
June 30	5.25	4.15
September 30	6.55	4.60
December 31	6.97	5.87

2004
March 31	9.55	6.31
June 30	9.78	7.40
September 30	10.10	8.16
December 31	11.35	8.29

2005
Period ended March 11	11.40	8.60
      (b) Shareholder Information. As at March 11, 2005, there were approximately 489 holders of record of our shares and a total of 33,053,455 shares were outstanding.
      (c) Dividend Information. The declaration and payment of dividends is at the discretion of our board of trustees. Our board of trustees has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.
      (d) Equity Compensation Plans. The following table sets forth information as at December 31, 2004 regarding: (i) our 1992 amended and restated stock option plan under which options to acquire an aggregate of 3,600,000 of our shares may be granted; and (ii) our 2004 Stock Incentive Plan pursuant to which 1,000,000 of our shares may be issued pursuant to options, stock appreciation rights and restricted shares:

	Number of Shares to be	Weighted-average	Number of Shares
	Issued Upon Exercise	Exercise Price of	Available for Future
	of Outstanding Options	Outstanding Options	Issuance Under Plan

1992 Amended Stock Option Plan	1,055,000	$6.58	230,500
2004 Stock Incentive Plan	—	—	960,000	(1)

(1)	An aggregate of 40,000 restricted shares have been issued under the plan.
     (e) Private Placements. In October 2002, we sold 200,000 of our shares to an accredited investor for gross proceeds of $900,000 by way of private placement in reliance on the exemption from the registration provisions of the Securities Act provided under Section 4(2) of the Securities Act.
      In October 2003, we completed the sale of $82.5 million in aggregate principal amount of convertible senior subordinated notes due October 15, 2010. The notes bear interest at a rate of 8.5% per annum and are convertible into our shares of beneficial interest at a conversion price of $7.75 per share, which is equal to a conversion rate of approximately 129 shares per $1,000 principal amount of the notes, subject to adjustment for certain customary anti-dilution matters. The notes were offered only to qualified institutional buyers in reliance on Rule 144A and to certain buyers outside of the United States in reliance on Regulation S under the Securities Act. The notes were sold to RBC Dain Rauscher Inc., as the initial purchaser. The aggregate initial purchaser’s discounts of the offering were approximately $3.4 million.
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
      In February 2005, pursuant to the Acquisition of the Celgar mill, we issued 4,210,526 of our shares of beneficial interest at a price of $9.50 per share to the vendor of the Celgar mill for gross proceeds of $40 million in reliance on Regulation S under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA
      The following table sets forth selected historical financial and operating data as at and for the periods indicated. Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro. Accordingly, the following selected financial data for periods prior to the year ended December 31, 2002 has been restated in Euros and reclassified to conform with the current year’s presentation. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
      We commenced construction of our Stendal mill in August 2002. Construction of our Stendal mill was completed in the third quarter of 2004 and the mill is currently in the start-up phase. The following selected financial data for 2004 includes the operating results of the Stendal mill from its start up in September 2004.
      The following selected financial data does not reflect the results of operations and financial condition of the Celgar mill that we acquired in February 2005, which will have a significant impact on our future results of operations and financial condition.

	Years Ended December 31,

	2004		2003		2002(1)	2001(1)	2000

	(Euro in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues	€247,898		€194,556		€239,132	€216,447	€258,883
Cost of sales	€232,102		€179,690		€213,463	€184,679	€193,704
Gross profit	€15,796		€14,866		€25,669	€31,768	€65,179
Income (loss) from operations	€(17,972)		€(4,541)		€(1,145)	€13,332	€49,665
Net income (loss)	€19,980		€(3,593)		€(6,322)	€(2,823)	€32,013
Net income (loss) per share,
Basic	€1.15		€(0.21)		€(0.38)	€(0.17)	€1.91
Diluted	€0.89		€(0.21)		€(0.38)	€(0.17)	€1.87
Weighted average shares outstanding (in thousands),
Basic	17,426		16,941		16,775	16,875	16,779
Diluted	28,525		16,941		16,775	16,875	17,144
Balance Sheet Data
Current assets	€207,409		€128,401		€96,217	€93,212	€98,881
Current liabilities	€229,068		€177,348		€89,889	€77,668	€70,493
Working capital	€(21,659	)(2)	€(48,947	)(2)	€6,328	€15,544	€28,388
Total assets	€1,255,649		€935,905		€599,750	€429,593	€429,724
Long-term liabilities	€863,840		€625,702		€384,892	€220,312	€225,734
Shareholders’ equity	€162,741		€132,855		€124,969	€131,613	€133,497
Other Data
Pulp Operations(3):
Pulp sales	€178,512		€126,594		€130,173	€146,245	€159,713
Sales volume (ADMTs)	421,716		303,655		293,607	285,654	239,552
Productivity (ADMTs produced per day)	1,006		898		887	876	736
Income (loss) from operations	€(5,054)		€(1,460)		€1,838	€18,610	€49,594
Depreciation	€26,773		€21,881		€21,567	€21,422	€20,481
Average price realized (per ADMT)	€423		€417		€443	€512	€667

(1)	We acquired the specialty paper mill in Landqart effective December 2001 and we reorganized our interest in Landqart at the end of 2002. Results from the Landqart mill are not included in our results for 2001, but are included for 2002. The Landqart mill sold approximately 18,222 ADMTs for approximately €39.7 million in 2002. As of December 31, 2002, our interest in the Landqart mill is no longer consolidated and is included in our financial results on an equity basis in 2003.

(2)	We have applied for investment grants from the federal and state governments of Germany and had claim expenditures of approximately €65.9 million outstanding at December 31, 2004, which we expect to receive in 2005 and approximately €82.1 million outstanding at December 31, 2003, all of which was received in 2004. However, in accordance with our accounting policies, we do not record these grants until they are received.

(3)	Excluding intercompany sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations as at and for the three years ended December 31, 2004 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. The following management discussion and analysis of our financial condition and results of operations is based upon the financial statements as at and for the three years ended December 31, 2004.
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations does not reflect the results of operations and financial condition of the Celgar mill with an annual production capacity of approximately 430,000 ADMTs that we acquired in February 2005, which will have a significant impact on our future results of operations and financial condition. In addition, our Stendal mill with an annual production capacity of approximately 552,000 ADMTs only commenced production in mid-September 2004.
Results of Operations
      We operate in the pulp and paper business and our operations are located primarily in Germany and, since the Acquisition, in Western Canada. Our manufacturing facilities are comprised of: (a) an NBSK pulp mill operated by our wholly-owned subsidiary, Rosenthal, near Blankenstein, Germany, which has an annual production capacity of approximately 310,000 ADMTs; (b) a newly constructed, state-of-the-art NBSK pulp mill, with a design production capacity of approximately 552,000 ADMTs per year, near Stendal, Germany built and being started up by our 63.6% owned subsidiary, Stendal; (c) since the Acquisition in February 2005, the Celgar NBSK pulp mill with an annual production capacity of approximately 430,000 ADMTs located near Castlegar, British Columbia, Canada; and (d) two paper mills located at Heidenau and Fährbrücke, Germany, which produce specialty papers and printing and writing papers and, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 ADMTs.
      The Stendal mill was completed substantially on its planned schedule and budget in the third quarter of 2004. Total investment costs in respect of the Stendal mill are approximately €1.0 billion, the majority of which was financed under the Stendal Loan Facility in the amount of €828 million. The Stendal mill is currently in the start-up phase and underwent extensive testing and evaluation in December 2004. The test was generally successful and we were pleased with both the quantitative and qualitative aspects of the test. We are settling the terms under which we currently expect to issue an acceptance certificate for the Stendal mill. See “Business — Stendal Pulp Mill Project and Financing”.
      Effective September 18, 2004, we commenced expensing all of the costs, including interest, related to the Stendal mill. Prior to that date, most of the costs, including interest, relating thereto were capitalized. Our results for the year ended December 31, 2004 include revenues of €45.0 million and operating and interest costs of €76.6 million related to the Stendal mill.
      Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results are influenced largely by the market price for products and raw materials, the mix of products produced and foreign currency exchange rates. Kraft pulp and paper markets are highly cyclical, with prices determined by supply and demand. Demand for kraft pulp and paper is influenced to a significant degree by global levels of economic activity and supply is driven by industry capacity and utilization rates. Our product mix is important because premium grades of NBSK pulp and specialty papers generally achieve higher prices and profit margins.
      Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs for pulp production, and waste paper and pulp for paper production. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units.

      Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp and paper prices. Historically kraft pulp and paper prices have been cyclical in nature. The average annual European list prices for NBSK pulp between 1990 and 2004 ranged from a low of $444 per ADMT in 1993 to a high of $875 per ADMT in 1995. Following a decline in demand in 2001, list prices for NBSK pulp also declined and averaged approximately $463 per ADMT in 2002. An increase in demand resulting from improving American and major European economies and the weakening of the U.S. dollar against the Euro and other major currencies in 2003 resulted in European list prices for NBSK pulp increasing to approximately $560 per ADMT in December 2003 despite relatively high inventory levels. List prices for NBSK pulp in Europe continued to strengthen overall in 2004 and early 2005 due to the relatively weak U.S. dollar and improving world economies, and were approximately $625 per ADMT in December 2004 and approximately $635 per ADMT in January 2005. A producer’s sales realizations will reflect customer discounts, commissions and other items and it is likely that NBSK pulp prices will continue to fluctuate in the future.
      Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro exchange rate and in interest rates. In addition, as a result of the Acquisition of the Celgar mill, we expect that our future financial performance will be impacted by changes in the Canadian dollar to U.S. dollar exchange rate. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though our sales are primarily invoiced in Euros. Therefore, a weakening of the U.S. dollar against the Euro and, since the Acquisition, the Canadian dollar will generally reduce the amount of revenues of our pulp operations. Most of our costs, including our debt obligations in 2004, are incurred in Euros and those of the Celgar mill are in Canadian dollars. These do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and the Canadian dollar tends to reduce our sales revenue, gross profit and income from operations. The effect of such weakening against the Euro has been partially offset by gains from time to time on foreign currency derivatives we put into place to protect against such currency movements.
      Changes in interest rates can impact our operating results because the indebtedness we incurred under the credit facilities established for our Rosenthal and Stendal pulp mills provided for floating rates of interest. In addition, changes in interest rates may impact our future operating results as the new revolving credit facilities we established for the Rosenthal and Celgar mills in February 2005 provide for floating rates of interest.
      Changes in currency exchange and interest rates also impact certain foreign currency and interest rate derivatives Rosenthal and Stendal use to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See “Quantitative and Qualitative Disclosures about Market Risk”.
      In March 2004, to protect against a weakening U.S. dollar, Rosenthal entered into two currency swaps in the aggregate principal amount of €184.5 million to convert all of its long-term indebtedness under the Rosenthal Loan Facility into U.S. dollars and a currency forward in the notional amount of €40.7 million, referred to as the “Rosenthal Currency Derivatives”. In the same month, Stendal entered into a currency swap in the principal amount of €306.3 million to convert approximately one-half of its indebtedness under the Stendal Loan Facility into U.S. dollars and a currency forward in the notional amount of €20.6 million, referred to as the “Stendal Currency Derivatives” and, together with the Rosenthal Currency Derivatives, the “Currency Derivatives”. In December 2004, we settled the Currency Derivatives due to the substantial weakening of the U.S. dollar versus the Euro in 2004. We realized a gain of approximately €44.5 million upon the settlement of these derivatives, compared to a gain of €29.3 million before minority interests on the then outstanding currency derivatives of Rosenthal and Stendal in 2003. In February 2005, Stendal entered into a currency swap in the principal amount of €306 million to convert approximately one-half of its indebtedness under the Stendal Loan Facility into U.S. dollars and a currency forward in the notional amount of $50 million. See “Quantitative and Qualitative Disclosures about Market Risk”.
      Stendal, as required under its project financing, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Swaps”, in August 2002 to fix the interest rate on approximately

€612.6 million of indebtedness for the full term of the Stendal Loan Facility. Rosenthal had also entered into forward interest rate and interest cap contracts, referred to as the “Rosenthal Interest Rate Contracts” and, together with the Stendal Interest Rate Swaps, the “Interest Rate Contracts”, in respect of a portion of its long-term indebtedness under the Rosenthal Loan Facility. The Rosenthal Interest Rate Contracts were settled in February 2005 in connection with the repayment of the Rosenthal Loan Facility.
      In the year ended December 31, 2004, we recorded a net non-cash holding loss of €32.3 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net loss of €13.2 million before minority interests thereon in the year ended December 31, 2003.
      Improving world economies resulted in an increase in interest rates in the first half of 2004. If world economies continue to strengthen, we would expect interest rates to continue to rise from their historically low levels. Higher interest rates could result in our recording marked to market non-cash holding gains on the Stendal Interest Rate Contracts in future periods, which may be offset in part by higher interest rates payable on the new working capital facilities we established in February 2005 for the Rosenthal and Celgar mills. However, a fall in interest rates could result in our recording non-cash holding losses on the Stendal Interest Rate Contracts in future periods when they are marked to market, which may be offset in part by lower interest rates payable on the new working capital facilities for the Rosenthal and Celgar mills. See “Quantitative and Qualitative Disclosures about Market Risk”.
      Selected sales data for each of our last three years is as follows:

	Year Ended December 31,

	2004	2003	2002

	(ADMTs)
Sales Volume by Product Class
Pulp(1)	421,716	303,655	293,607
Papers
Specialty papers	37,525	40,621	61,727	(2)
Printing papers	24,757	21,397	23,195

Total papers	62,282	62,018	84,922

Total(1)	483,998	365,673	378,529

	(in thousands)
Revenues by Product Class
Pulp(1)	€178,512	€126,594	€130,173
Papers
Specialty papers	37,497	40,082	79,358	(2)
Printing papers	17,094	15,780	18,352

Total papers	54,591	55,862	97,710

Total(1)	€233,103	€182,456	€227,883

(1)	Excluding intercompany sales volumes of 6,756, 5,527 and 10,768 ADMTs of pulp and intercompany net sales revenues of approximately €2.8 million, €2.3 million and €4.9 million in 2004, 2003 and 2002, respectively.

(2)	We acquired Landqart, which operates a specialty paper mill, in December 2001. As of December 31, 2002, our interest in Landqart is no longer consolidated and is included in our financial results on an equity basis. Accordingly, sales of approximately 18,222 ADMTs for approximately €39.7 million from Landqart are included for 2002.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Total revenues for the year ended December 31, 2004 increased to €247.9 million from €194.6 million in the comparative period of 2003, primarily because of higher pulp sales resulting from the start up of production at our Stendal mill in mid-September 2004. Pulp and paper revenues were €233.1 million in the current period, versus €182.5 million in the comparative period of 2003. In 2004, the Stendal mill produced 132,694 ADMTs of NBSK pulp and had sales of €41.2 million.
      Costs of pulp and paper sales in the year ended December 31, 2004 increased to €232.1 million from €179.7 million in the comparative period of 2003, primarily as a result of the inclusion of production from our Stendal mill.
      In the year ended December 31, 2004, pulp sales increased to €178.5 million from €126.6 million in 2003 as a result of higher prices and production from our Rosenthal mill and the inclusion of production from our Stendal mill. List prices for NBSK pulp in Europe were approximately €496 ($616) per ADMT in 2004, compared to approximately €453 ($523) per ADMT last year. The increase in NBSK pulp prices was partially offset by the weakness of the U.S. dollar versus the Euro in 2004. In 2004, pulp sales by volume increased to 421,716 ADMTs from 303,655 ADMTs in 2003.
      Pulp sales realizations increased to €423 per ADMT on average in the year ended December 31, 2004 from €417 per ADMT in 2003, primarily as a result of higher prices, partially offset by lower price realizations of the Stendal mill during its start up when it sold pulp at a discounted price. We expect that such discount will be eliminated in 2005.
      Transportation and other revenues for the pulp operations increased to €14.2 million in the year ended December 31, 2004 from €10.9 million last year, because of the start up of the Stendal mill.
      Cost of sales and general, administrative and other expenses for the pulp operations increased to €200.6 million in the year ended December 31, 2004 from €141.3 million in 2003, primarily as a result of the inclusion of €65.6 million of operating costs related to the Stendal mill.
      On average, fiber costs for pulp production at the Rosenthal mill decreased by approximately 3.9% compared to last year.
      Depreciation for the pulp operations increased to €26.8 million in the current period, from €21.9 million in 2003, primarily as a result of the inclusion of €9.0 million of depreciation from the Stendal mill. A change effective July 1, 2004 in our depreciation estimate in respect of our Rosenthal mill resulted in a decrease of €4.4 million in cost of sales.
      For the year ended December 31, 2004, the pulp operations generated an operating loss of €4.8 million, versus an operating loss of €1.5 million last year, primarily as a result of a loss from operations of €20.6 million from our Stendal mill. Such loss from our Stendal mill resulted primarily from expensing certain costs associated with the mill prior to its start up and the higher production costs and lower price realizations it incurred during its start up.
      Paper sales in the current period were €54.6 million, compared with €55.9 million in the same period of last year. Sales of specialty papers in the year ended December 31, 2004 were €37.5 million versus €40.1 million in 2003, primarily as a result of a shift in the product mix. For the year ended December 31, 2004, total paper sales volumes were 62,282 ADMTs, versus 62,018 ADMTs in the year ended December 31, 2003. On average, prices for specialty papers realized in 2004 increased slightly, reflecting a shift in the product mix. Average prices for our printing papers decreased by approximately 6.4% reflecting generally weak demand.
      Cost of sales and general, administrative and other expenses for the paper operations in the year ended December 31, 2004 increased to €65.2 million from €56.9 million in the year ended December 31, 2003, primarily as a result of a non-cash €6.0 million impairment charge relating to our paper operations. In November 2004, our management determined to record and our audit committee approved a non-cash impairment charge of €6.0 million to write-off the carrying value of our Fährbrücke paper mill assets. Based upon its current product mix, the mill has an annual production capacity of approximately 35,000 ADMTs and produces primarily printing and writing paper. We determined to take the impairment charge as the Fährbrücke mill has generated weaker than expected returns over a period of time despite changes to its product mix. We do not expect the impairment charge in and of itself to result in future cash expenditures as we intend to continue to operate the Fährbrücke mill.

      Depreciation for the paper operations was €2.4 million in the year ended December 31, 2004, compared to €2.0 million last year.
      For the year ended December 31, 2004, our paper operations generated an operating loss of €9.8 million, which included the non-cash impairment charge of €6.0 million, compared to operating income of €0.1 million in 2003.
      In 2004, we had a loss from operations of €18.0 million, compared to a loss of €4.5 million last year, primarily as a result of a loss from operations of €20.6 million from our Stendal mill and the €6.0 million non-cash impairment charge related to our Fährbrücke paper mill. Interest expense (excluding capitalized interest of €27.2 million relating to the Stendal pulp mill) in the year ended December 31, 2004 increased to €23.7 million from €11.5 million a year ago, due to higher borrowings resulting primarily from our $82.5 million convertible note issue in October 2003 and the inclusion of interest expense of €12.2 million relating to the Stendal mill after its start up in mid-September 2004.
      In the year ended December 31, 2004, we recorded a gain of €44.5 million before minority interests upon the settlement of the Currency Derivatives due to the weakening of the U.S. dollar versus the Euro in 2004. In 2003, we recorded a gain of €29.3 million before minority interests on our then outstanding currency derivatives. In the year ended December 31, 2004, we also recorded a non-cash holding loss of €32.3 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net loss thereon of €13.2 million before minority interests in 2003.
      In the year ended December 31, 2004, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €2.5 million, compared to €5.6 million in 2003.
      Our results for 2003 included an adjustment of €5.6 million for the non-cash impact of other-than-temporary impairment losses on our available-for-sale securities.
      During the fourth quarter of 2004, we completed a reorganization of certain of our German subsidiary companies and tax field audits for years prior to 2001 of certain of our German subsidiaries were completed. As a result, we re-evaluated our income tax provision and deferred income tax asset valuation allowance and recorded an income tax benefit of €44.2 million for the year ended December 31, 2004.
      We reported net income for the year ended December 31, 2004 of €20.0 million, or €1.15 per basic and €0.89 per diluted share, which reflected the positive impact of the net gain on derivative instruments and the income tax benefit, partially offset by the loss from our Stendal mill. In 2003, we reported a net loss of €3.6 million, or €0.21 per basic and diluted share.
      We generated “Operating EBITDA” of €17.2 million and €19.6 million in the years ended December 31, 2004 and 2003, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €35.1 million and €24.1 million to the loss from operations of €18.0 million and €4.5 million for the years ended December 31, 2004 and 2003, respectively.
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

      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) minority interests on our Stendal NBSK pulp mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and relying primarily on our GAAP financial statements.
      The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the periods indicated:

	Year Ended
	December 31,

	2004	2003

	(in thousands)
Net income (loss)	€19,980	€(3,593)
Minority interest	(2,454)	(5,647)
Income taxes (benefit)	(44,163)	3,172
Interest expense	23,749	11,523
Investment income	(2,948)	(1,653)
Derivative financial instruments	(12,136)	(16,168)
Impairment of investments	—	7,825

Loss from operations	(17,972)	(4,541)
Add: Depreciation and amortization	29,144	24,105
Impairment charge	6,000	—

Operating EBITDA	€17,172	€19,564

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      In the year ended December 31, 2003, total revenues decreased to €194.6 million from €239.1 million in the year ended December 31, 2002, primarily as the current period does not include the revenues of the Landqart AG, referred to as “Landqart”, specialty paper mill, which we reorganized in December 2002 and now account for under the equity method. Primarily as a result thereof, pulp and paper revenues decreased to €182.5 million in the current period from €227.9 million in 2002.
      Cost of pulp and paper sales in the year ended December 31, 2003 decreased to €179.7 million from €213.5 million in the year ended December 31, 2002, primarily as a result of the deconsolidation of Landqart.
      Pulp sales in the current period were €126.6 million, compared to €130.2 million in 2002. U.S. dollar denominated list pulp price increases were mostly offset by a 17% decline in the U.S. dollar against the Euro in 2003. Average list prices for NBSK pulp in Europe were approximately €420 ($440) per ADMT at the end of 2002, approximately €441 ($480) per ADMT in the first quarter of 2003, approximately €484 ($550) per ADMT in the second quarter of 2003, approximately €444 ($500) per ADMT in the third quarter of 2003 and approximately €444 ($560) per ADMT in the fourth quarter of 2003. Our pulp sales realizations were €417 per ADMT on average in the current period, compared to €443 per ADMT in 2002. Pulp sales by volume increased to 303,655 ADMTs in the current period from 293,607 ADMTs in 2002.

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
      Our pulp operations generated an operating loss of €1.5 million in the year ended December 31, 2003, compared to operating income of €1.8 million in 2002.
      Results for our paper segment during the current period reflect the aforementioned exclusion of the results from the Landqart specialty paper mill, which were included in the results for the prior year. Paper sales in the current period decreased to €55.9 million from €97.7 million in 2002. Sales of specialty papers in the year ended December 31, 2003 decreased to €40.1 million from €79.4 million in the year ended December 31, 2002. Total paper sales volumes decreased to 62,018 ADMTs in the year ended December 31, 2003 from 84,922 ADMTs in the year ended December 31, 2002. On average, prices for specialty papers realized in the year ended December 31, 2003 decreased by approximately 23.3% as our product mix changed upon the deconsolidation of the Landqart mill, and for printing papers decreased by approximately 6.8%, compared to the year ended December 31, 2002.
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
      For the year ended December 31, 2003, we reported a loss from operations of €4.5 million, compared to €1.1 million in 2002. Interest expense (excluding capitalized interest of €17.4 million in respect of the Stendal mill) in the current period decreased to €11.5 million from €13.8 million in 2002, primarily as a result of lower borrowing costs and lower indebtedness for our operating units. During the current period, we made principal repayments of €13.2 million in respect of the indebtedness of the Rosenthal pulp mill.
      Pursuant to the Stendal Loan Facility, Stendal had entered into the Stendal Interest Rate Swaps. These swaps manage the exposure to variable cash flow risk from the variable interest payments under the Stendal Loan Facility. Stendal also entered into a currency forward contract in connection with the Stendal Loan Facility in the third quarter of 2003. In 2003, we recorded a non-cash holding loss of approximately €13.0 million when these swaps were marked to market at the end of the period, compared to a non-cash holding loss of approximately €30.1 million in 2002. A non-cash holding gain of €0.7 million before minority interests was recognized in respect of the currency forward in the year ended December 31, 2003. We determine market valuations based primarily upon values provided by our counterparties.
      In addition, Rosenthal had entered into currency swaps in connection with the long-term indebtedness of the Rosenthal mill under the Rosenthal Loan Facility. Rosenthal had also entered into currency forwards and forward interest rate and interest cap contracts in connection with certain indebtedness relating to the Rosenthal mill. The currency swaps and the currency forwards were settled in December 2003. Primarily as a result of the weakening of the U.S. dollar versus the Euro, in the current year we recognized a net gain of €28.5 million upon the settlement of the currency swaps and currency forwards and the marked to market valuation of the forward interest rate and interest cap contracts. In 2002, we recognized a net gain of €23.4 million from these derivative contracts.
      Minority interest in the year ended December 31, 2003 amounted to €5.6 million and represented the proportion of the loss of the Stendal mill allocated to the two minority shareholders of Stendal. Minority interest in the year ended December 31, 2002 amounted to €11.0 million.

      Our results for the year ended December 31, 2003 include an adjustment of €5.6 million for the non-cash aggregate pre-tax earnings impact of other-than-temporary impairment losses on certain of our available-for-sale securities. This adjustment was recorded in other income (expense) in our consolidated statement of operations. This adjustment did not affect our shareholders’ equity since all of our available-for-sale securities are marked to market on a quarterly basis and unrealized gains or losses are reported through the statement of comprehensive income in our financial statements and recorded in other comprehensive income (loss) within shareholders’ equity on our balance sheet. Such unrealized gains or losses, the cost base and the current marked to market value of our available-for-sale securities are further described in the notes to our annual financial statements. These were legacy investments and unrelated to our pulp and paper operations and were largely sold in December 2003.
      SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and SEC Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an impairment is other-than-temporary, which requires judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, operational and financing cash flow, the investee’s financial position including its appraisal and net asset value, market prices, its business plan and investment strategy; and our intent and ability to hold the investment.
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
      As the Stendal mill was under construction and because of its overall size relative to our other facilities, management uses consolidated operating results excluding derivative items relating to the Stendal mill to measure the performance and results of our operating units. Management believes this measure provides meaningful information for it and securityholders on the performance of our operating facilities for a reporting period. Upon completion of the ramp-up phase for the Stendal mill, the Stendal mill will be evaluated with our other operating units. For the year ended December 31, 2003, we reported a net loss of €3.6 million or €0.21 per share on a diluted basis. If we had excluded items relating to the Stendal mill by adding the loss on derivative financial instruments of €13.0 million on the Stendal Interest Rate Swap Agreements to, and subtracting the gain on the currency forward relating to the Stendal Loan Facility of €0.7 million and minority interest of €5.6 million from, the reported net loss of €3.6 million, we would have reported net income of €3.1 million or €0.18 per share on a diluted basis. For the year ended December 31, 2002, we reported a net loss of €6.3 million or €0.38 per share on a diluted basis. If we had excluded items relating to the Stendal mill by adding the loss on derivative financial instruments of €30.1 million on the Stendal Interest Rate Swap Agreements to, and subtracting minority interests of €11.0 million from, the reported net loss of €6.3 million, we would have reported net income of €12.8 million or €0.76 per share on a diluted basis. This measure has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.
      We generated “Operating EBITDA” of €19.6 million in the current period, compared to Operating EBITDA of €24.5 million in 2002. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization of €24.1 million and €25.6 million to the loss from operations of €4.5 million and €1.1 million for the years ended December 31, 2003 and 2002, respectively.

      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2004 for additional information relating to such limitations and Operating EBITDA.
      The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the periods indicated:

	Year Ended December 31,

	2003	2002

	(in thousands)
Net loss	€(3,593)	€(6,322)
Minority interest	(5,647)	(10,965)
Income taxes	3,172	(264)
Interest expense	11,523	13,753
Investment income	(1,653)	(436)
Derivative financial instruments	(16,168)	6,679
Impairment of investments	7,825	—
Other	—	(3,590)

Loss from operations	(4,541)	(1,145)
Add: Depreciation and amortization	24,105	25,614

Operating EBITDA	€19,564	€24,469

Liquidity and Capital Resources
      The following table is a summary of selected financial information for the periods indicated:

	Year Ended December 31,

	2004		2003

	(in thousands)
Financial Position
Cash and cash equivalents	€49,568		€51,993
Working capital (deficit)	(21,659	)(1)	(48,947	)(1)
Properties, net	936,035		745,178
Total assets	1,255,649		935,905
Long-term liabilities	863,840		625,702
Shareholders’ equity	162,741		132,855

(1)	As at December 31, 2004 and 2003, we had a working capital deficit of €21.7 million and €48.9 million, respectively, primarily as a result of Stendal construction costs payable of €65.4 million and €42.8 million during the respective periods for which we had not drawn down under the Stendal Loan Facility. We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €65.9 million and €82.1 million outstanding at December 31, 2004 and 2003, respectively. We expect to receive our currently outstanding claim expenditures in 2005. However, in accordance with our accounting policies, we do not record these grants until they are received.
     At December 31, 2004, our cash and cash equivalents were €49.6 million, compared to €52.0 million at the end of 2003. We also had €45.3 million of cash restricted to pay construction costs payable and €19.1 million of cash restricted in a debt service account, both related to the Stendal mill. In addition, we had €28.5 million of cash restricted in a debt service account relating to the Rosenthal Loan Facility, which facility was fully repaid in February 2005. At December 31, 2004, we had a working capital deficit of €21.7 million, primarily because we had Stendal construction costs payable of €65.4 million for which we had not yet drawn down under the Stendal Loan Facility and, under our accounting policies, we do not record certain government grants until they are received. The Stendal construction costs will be paid pursuant to the Stendal Loan Facility in the ordinary course. At December 31, 2004, we qualified for investment grants related to the Stendal mill totaling approximately €65.9 million from the federal and state governments of Germany, which we expect to receive in 2005. These grants, when received, will be applied to repay the amounts drawn under the dedicated tranche of the Stendal Loan Facility. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. We expect to qualify for additional investment grants totaling €22.6 million when such Stendal construction costs have been substantially paid.
      We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations (other than at Stendal) from cash flow from operations, cash on hand and the two new working capital facilities for the Rosenthal and Celgar mills in the amounts of €40 million and $30 million, respectively, established in February 2005. We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses during start-up, through shareholder advances already made to Stendal, the Stendal Loan Facility (which includes a revolving working capital tranche), the receipt of government grants, cash on hand and cash flow from operations.
Operating Activities
      Operating activities in 2004 provided cash of €9.6 million, compared to €31.4 million in 2003. An increase in receivables due primarily to higher sales in December 2004 used cash of €21.7 million in 2004, compared to €1.7 million in 2003. An increase in inventories due primarily to the build up of fiber in connection with the start-up of the Stendal mill used cash of €29.0 million in 2004, compared to €7.5 million in 2003. An increase in accounts payable and accrued expenses provided cash of €17.3 million in 2004, compared to €1.1 million in 2003.
Investing Activities
      Investing activities in 2004 used cash of €220.2 million, primarily as a result of the acquisition of properties, net of investment grants, of which €210.9 million was attributable to the Stendal mill, compared to using cash of €318.5 million in 2003, of which €316.7 million was attributable to the Stendal mill. Sales of available-for-sale securities provided cash of €1.2 million in 2004, compared to €6.4 million in 2003.
      We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €65.9 million outstanding as of December 31, 2004. We expect to receive our currently outstanding claim expenditures in 2005. We received investment grants totaling €103.0 million with respect to the Stendal mill during 2004. In accordance with our accounting policies, we do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them. See “Business — Government Financing”.
      We are in the process of constructing a wastewater treatment plant at the Fährbrücke mill and have completed reconstructing the landfill at the Rosenthal mill. See “Business — Environmental” and “Business — Capital Expenditures”.
      In August 2002, we completed financing arrangements for the Stendal mill. Total investment costs in connection with the Stendal mill are approximately €1.0 billion, the majority of which was provided under the Stendal Loan Facility. We also contributed approximately €63.5 million to Stendal. For more information, see “Business — Stendal Pulp Mill Project and Financing” and “Business — Capital Expenditures”.
Financing Activities
      Financing activities provided cash of €206.5 million in the year ended December 31, 2004. A net increase in indebtedness, primarily related to the Stendal mill, provided cash of €215.0 million in 2004. An increase in restricted cash used cash of €33.5 million in 2004. We made principal repayments of €20.1 million in connection with the Rosenthal Loan Facility in the year ended December 31, 2004. We fully repaid the Rosenthal Loan Facility and indebtedness relating to the landfill at the Rosenthal mill in February 2005 from the proceeds of the share and senior note offerings in connection with the Acquisition. An increase in construction costs payable provided cash of €22.7 million in 2004. The issuance of shares in connection with the exercise of options provided cash of €4.2 million in 2004. Financing activities provided cash of €307.1 million in 2003, primarily as a result of a net increase in indebtedness relating to the Stendal mill.

      In 2004, we repaid the majority of the outstanding amounts under the three credit facilities relating to the Fährbrücke paper mill aggregating €5.5 million and permanently reduced the aggregate amount available thereunder to €2.2 million. As at December 31, 2004, we had utilized the entire €4.7 million available under the five credit facilities relating to the paper operations.
      We have no material commitments to acquire assets or operating businesses. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, the sale of securities and/or assets, and borrowing against our assets.
      In addition, we have amounts available under a revolving tranche of the Stendal Loan Facility, and the two new revolving working capital facilities established for the Rosenthal and Celgar mills in February 2005.
Contractual Obligations and Commitments
      The following table sets out our contractual obligations and commitments as at December 31, 2004 in connection with our long-term liabilities. These obligations and commitments are expected to increase in the future to reflect the ramp-up of production at the Stendal mill and the obligations and commitments incurred in connection with the Acquisition of the Celgar mill.

	Payments Due By Period

Contractual Obligations	2005	2006-2007	2008-2009	Beyond 2009	Total

	(in thousands)
Long-term debt(1)	€15,696	€35,093	€39,591	€92,864	€183,244
Debt, Stendal(2)	—	43,568	65,339	500,817	609,724
Capital lease obligations(3)	3,549	7,210	1,603	41	12,403
Operating lease obligations(4)	1,355	1,553	268	193	3,369
Purchase obligations(5)	73,091	19,029	1,610	7,718	101,448
Other long-term liabilities(6)	2	197	13	73	285

Total	€93,693	€106,650	€108,424	€601,706	€910,473

(1)	This reflects principal only relating primarily to indebtedness under the Rosenthal Loan Facility, which was repaid in February 2005, and credit facilities relating to the paper mills, but does not reflect indebtedness relating to the Stendal mill. See “Business — Description of Certain Indebtedness”, footnote 2 below and Note 9 to our annual financial statements included herein for a description of such indebtedness. Does not include amounts associated with derivatives entered into in connection with indebtedness relating to the Rosenthal mill, which we settled as part of the repayment of the Rosenthal Loan Facility. See “Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

(2)	This reflects principal only in connection with indebtedness relating to the Stendal mill, including under the Stendal Loan Facility and convertible notes. See “Business — Description of Certain Indebtedness” and Note 9 to our annual financial statements included herein for a description of such indebtedness. Does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

(3)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.

(4)	Operating lease obligations relate to transportation vehicles and other production and office equipment.

(5)	Purchase obligations relate primarily to take-or-pay contracts made in the ordinary course of business, of which purchases of raw materials and supplies totaled approximately €83.1 million.

(6)	Other long-term liabilities relate primarily to pension liability. Does not include obligations under employment agreements.

Capital Resources
      In addition to our new €40 million and $30 million revolving credit facilities for the Rosenthal and Celgar mills and the revolving working capital tranche of the Stendal Loan Facility, respectively, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes contains various restrictive covenants, including several that are based on a formulation of the financial measure EBITDA, which is net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, certain non-cash charges and extraordinary or otherwise unusual gains or losses, and certain other items. We refer to this formulation of EBITDA as “Indenture EBITDA” which is defined in the senior note indenture as Consolidated EBITDA.
      The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters. This ratio is referred to and defined as the Fixed Charge Coverage Ratio in the senior note indenture.
      Our Acquisition of the Celgar mill in February 2005 was a significant transaction for us and will have a material impact on our future results of operations and financial condition. The Acquisition will impact the ability of Mercer Inc. and its restricted subsidiaries under the indenture governing the senior notes to make distributions and incur additional indebtedness in the future beyond our revolving credit facilities and certain permitted borrowings under the indenture, and, in that regard, we and our restricted subsidiaries will be required to meet the Fixed Charge Coverage Ratio. As at December 31, 2004, we do not believe that Mercer Inc. and our restricted subsidiaries under the indenture governing the senior notes met the Fixed Charge Coverage Ratio of 2.0 to 1.0 as set out in the senior note indenture.
      For a description of our senior notes and credit facilities, see “Business — Description of Certain Indebtedness”.
Sensitivity Analysis
      The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and sensitive to changes in industry capacity and in the economy, both of which can have a significant influence on our selling prices and earnings. Approximately €178.5 million, or approximately 76.6%, of our revenues in 2004 were from pulp sales and approximately €126.6 million, or approximately 69.4%, of our revenues in 2003 were from pulp sales. The following table illustrates the effect on our net operating results in 2004 and 2003 (which do not include the operating results of the Celgar pulp mill) of a $20 change in our average selling price per ADMT for NBSK pulp in 2004 and 2003, based upon our pulp sales during each period and translated into Euros at the average exchange rate for the U.S. dollar to the Euro for the period:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003

	(in thousands, except per share amounts)
NBSK Pulp — $20 per ADMT change
Change in net income (loss)	€6,788	€(5,367)
Change in net income (loss) per share	0.39	(0.32)
      As our Stendal mill only started production in mid-September of 2004 and we acquired the Celgar mill in February 2005, we expect our sensitivity to pulp prices to increase significantly both on an absolute and per share basis in the future.

Foreign Currency
      Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro as a significant majority of our business transactions are originally denominated in Euros. By adopting the Euro, most cumulative foreign currency translation losses were eliminated. However, we hold certain assets and liabilities in U.S. dollars, Swiss francs and in Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
      We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
      In the year ended December 31, 2004, we reported a net €4.5 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to €10.5 million at December 31, 2004 from €6.0 million at December 31, 2003.
      Based upon the exchange rate at December 31, 2004, the U.S. dollar decreased by approximately 7.5% in value against the Euro since December 31, 2003. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
      The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. During the years ended December 31, 2004, 2003 and 2002, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during such periods. We acquired the Celgar pulp mill in February 2005 and, as a result, its results of operations and financial condition are not included in the following discussion. The Celgar mill will be included as part of the Restricted Group from the date of the Acquisition. The Restricted Group excludes our paper operations and our Stendal mill.
      The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the operating results of Rosenthal, see Note 14 of our annual financial statements included herein. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 20 of our annual financial statements included elsewhere herein.
Restricted Group Results — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Total revenues for the Restricted Group for the year ended December 31, 2004 increased to €150.6 million from €139.6 million in the comparative period of 2003, primarily because of higher pulp sales from the Rosenthal mill. Pulp sales realizations for the Rosenthal mill increased to €446 per ADMT on average in the year ended December 31, 2004 from €417 per ADMT in 2003, primarily as a result of higher prices. The increase in NBSK pulp prices was partially offset by the weakness of the U.S. dollar versus the Euro in 2004.
      Costs of sales for the Restricted Group in the year ended December 31, 2004 decreased to €124.3 million from €129.3 million in the comparative period of 2003, primarily as a result of lower production costs at the Rosenthal mill.
      General and administrative expenses for the Restricted Group increased to €13.8 million in the year ended December 31, 2004 from €10.5 million in 2003, primarily as a result of higher professional fees and corporate reorganization costs.
      Depreciation for the Restricted Group was €17.8 million in the current period, versus €21.9 million in 2003, relating primarily to the Rosenthal mill. A change effective July 1, 2004 in our depreciation estimate in respect of our Rosenthal mill resulted in a decrease of €4.4 million in cost of sales for the Restricted Group.

      In 2004, the Restricted Group reported income from operations of €12.4 million, compared to a loss from operations of €1.3 million last year. Interest expense for the Restricted Group in the year ended December 31, 2004 decreased to €10.9 million from €10.7 million a year ago.
      In the year ended December 31, 2004, the Restricted Group recorded a gain of approximately €13.3 million upon the settlement of the outstanding currency derivatives relating to the Rosenthal mill due to the weakening of the U.S. dollar versus the Euro in 2004. In 2003, the Restricted Group recorded a gain of €28.6 million upon the settlement of the then outstanding currency derivatives relating to the Rosenthal mill. In the year ended December 31, 2004, the Restricted Group also recorded a marginal non-cash holding loss on the marked to market valuation of the interest rate derivatives related to the Rosenthal mill versus a net loss of €0.1 million thereon in 2003.
      The results of the Restricted Group for 2003 included an adjustment of €4.5 million for the non-cash impact of other-than-temporary impairment losses on available-for-sale securities.
      During the fourth quarter of 2004, we completed a reorganization of certain of our German subsidiary companies and tax field audits for years prior to 2001 of certain of our German subsidiaries were also completed. As a result, we re-evaluated our income tax provision and deferred income tax asset valuation allowance and recorded an income tax benefit related to the Restricted Group of €17.2 million for the year ended December 31, 2004.
      Net income for the Restricted Group for the year ended December 31, 2004 was €35.1 million, which reflected improved NBSK pulp prices and the positive impact of the net gain on derivative instruments of the Rosenthal mill and the income tax benefit. In 2003, the Restricted Group reported net income of €11.5 million.
      The Restricted Group generated “Operating EBITDA” of €30.2 million and €20.6 million in the years ended December 31, 2004 and 2003, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €17.8 million and €21.9 million to the income from operations of €12.4 million and loss from operations of €1.3 million for the years ended December 31, 2004 and 2003, respectively.
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the year ended December 31, 2004 for additional information relating to such limitations and Operating EBITDA.
      The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2004	2003

	(in thousands)
Restricted Group(1)(2)
Net income	€35,113	€11,473
Income taxes (benefit)	(17,235)	3,182
Interest expense	10,941	10,700
Investment and other income	(3,132)	(4,916)
Derivative financial instruments	(13,242)	(28,467)
Impairment of investments	—	6,735

Income (loss) from operations	12,445	(1,293)
Add: Depreciation and amortization	17,766	21,881

Operating EBITDA	€30,211	€20,588

(1)	The results of the Celgar pulp mill are not included herein.

(2)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

Restricted Group Results — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Total revenues for the year ended December 31, 2003 for the Restricted Group were €139.6 million, compared to €145.5 million in the comparative period of 2002. Increases in NBSK pulp prices were largely offset by the weakness of the U.S. dollar versus the Euro in 2003. Pulp sales realizations for the Rosenthal mill decreased to €417 per ADMT on average in the year ended December 31, 2003 from €443 per ADMT in 2002, primarily as a result of the weakness of the U.S. dollar versus the Euro in 2003.
      Costs of sales for the Restricted Group in the year ended December 31, 2003 increased to €129.3 million from €128.0 million in the comparative period of 2002, primarily as a result of the higher production from the Rosenthal mill.
      General and administrative expenses for the Restricted Group decreased to €10.5 million in the year ended December 31, 2003 from €12.6 million in 2002.
      Depreciation for the Restricted Group was €21.9 million in the current period, versus €21.6 million in 2002, relating primarily to the Rosenthal mill.
      In 2003, the Restricted Group reported a loss from operations of €1.3 million, compared to income from operations of €4.9 million in 2002. Interest expense for the Restricted Group in the year ended December 31, 2003 decreased to €10.7 million from €12.5 million in 2002, due to repayments made under the Rosenthal Loan Facility.
      In the year ended December 31, 2003, the Restricted Group recorded a gain of approximately €28.6 million upon the settlement of the outstanding currency derivatives relating to the Rosenthal mill due to the weakening of the U.S. dollar versus the Euro in 2003. In 2002, the Restricted Group recorded a gain of €25.7 million on the then outstanding currency derivatives relating to the Rosenthal mill. In the year ended December 31, 2003, the Restricted Group also recorded a net non-cash holding loss of €0.1 million on the marked to market valuation of the interest rate derivatives related to the Rosenthal mill versus a net loss of €2.3 million thereon in 2002.
      The results of the Restricted Group for 2003 include an adjustment of €4.5 million for the non-cash impact of other-than-temporary impairment losses on available-for-sale securities. See our consolidated results of operations for the year ended December 31, 2003 for information relating thereto.
      The Restricted Group reported net income for the year ended December 31, 2003 of €11.5 million. In 2002, the net income for the Restricted Group was €13.5 million.
      The Restricted Group generated “Operating EBITDA” of €20.6 million and €26.5 million in the years ended December 31, 2003 and 2002, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €21.9 million and €21.6 million to the loss from operations of €1.3 million and income from operations of €4.9 million for the years ended December 31, 2003 and 2002, respectively.
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the year ended December 31, 2004 for additional information relating to such limitations and Operating EBITDA.

      The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2003	2002

	(in thousands)
Restricted Group(1)(2)
Net income	€11,473	€13,502
Income taxes	3,182	264
Interest expense	10,700	12,522
Investment and other income	(4,916)	2,063
Derivative financial instruments	(28,467)	(23,429)
Impairment of investments	6,735	—

Income (loss) from operations	(1,293)	4,922
Add: Depreciation and amortization	21,881	21,567

Operating EBITDA	€20,588	€26,489

(1)	The results of the Celgar pulp mill are not included herein.

(2)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
      The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2004	2003

	(in thousands)
Restricted Group Financial Position(1)(2)
Cash and cash equivalents	€45,487	€47,275
Working capital	48,480	46,939
Properties, net	213,678	227,957
Total assets	401,321	392,798
Long-term liabilities	228,139	252,409
Shareholders’ equity	138,478	104,542

(1)	The financial position of the Celgar pulp mill is not included herein.

(2)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
     At December 31, 2004, the Restricted Group had cash and cash equivalents of €45.5 million, compared to €47.3 million at the end of 2003. In addition, there was €28.5 million of cash restricted in a debt service account relating to the Rosenthal Loan Facility, which facility was fully repaid in February 2005. At December 31, 2004, the Restricted Group had working capital of €48.5 million.
      We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and two new working capital facilities for the Rosenthal and Celgar mills in the amounts of €40 million and $30 million, respectively, put into effect in February 2005.
Critical Accounting Policies
      The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, asset impairments, income taxes, and contingencies. Actual results could differ from these estimates.
      Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our annual audited consolidated financial statements included elsewhere in this annual report.
      Derivative Instruments. We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001. Derivative instruments are measured at fair value and reported in the balance sheet as assets or liabilities. Accounting for gains or losses depends on the intended use of the derivative instruments. Gains or losses on derivative instruments which are not designated hedges are recognized in earnings in the period of the change in fair value. Accounting for gains or losses on derivative instruments designated as hedges depends on the type of hedge and these gains or losses are recognized in either earnings or other comprehensive income.
      We reported a non-cash holding loss of €32.3 million before minority interests in respect of the Interest Rate Contracts and a gain of €44.5 million before minority interests in respect of the Currency Derivatives in our loss for the year ended December 31, 2004.
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
      If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. As at December 31, 2004, we had €91.1 million in deferred tax assets and €38.6 million in valuation allowances, resulting in a net deferred tax asset of €52.5 million.
      If market conditions improve or tax planning opportunities arise in the future, we will reduce our valuation allowances, resulting in future tax benefits. If market conditions deteriorate in the future, we will increase our valuation allowances, resulting in future tax expenses. Any change in tax laws, particularly in Germany, will change the valuation allowances in future periods.
      Environmental. Our operations are subject to a wide range of federal, state, provincial and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, we have devoted significant financial and management resources to comply with all applicable environmental laws and regulations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.
      Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay in a three-year period. The requirement and timing of capital expenditures and the amount of wastewater fee charges are subject to negotiation with German government agencies. As a result, we believe that our capital investment programs for our German manufacturing plants will largely offset the wastewater fees that would have been payable for the past three years, subject to environmental audits. We estimate the aggregate wastewater fees offset by capital expenditures for the past three years to be approximately €8.7 million.
      Other than wastewater fees, we accrue for environmental remediation liabilities on a site-by-site basis when it is probable that a loss can be reasonably estimated, or as a result of an environmental action or claim, environmental studies that we conduct or regulatory assessment. As at December 31, 2004, we recorded a liability for environmental conservation expenditures of €3.5 million, based on environmental studies that we conducted. We believe that the liability amount recorded is sufficient, subject to future changes in environmental regulations.
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). SFAS No. 123R will be effective for the Company from July 1, 2005.
      SFAS No. 123R permits public companies to account for share-based payments using one of two methods: the modified-prospective method or the modified-retrospective method. Under the modified-prospective method, SFAS No. 123R will be applied to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost will also be recognized at the effective date in respect of any unvested awards granted prior to the effective date in accordance with SFAS No. 123, as previously disclosed for pro-forma purposes.
      The requirements of the modified-retrospective method are as above, with the exception that companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption.
      The Company is continuing to evaluate the transition method to be adopted.
      For a discussion of other new accounting standards see Note 1 to our annual audited consolidated financial statements included elsewhere in this annual report.
Cautionary Statement Regarding Forward-Looking Information
      Statements in this annual report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on present information we have related to our existing business circumstances and involve a number of risks and uncertainties, any of which could cause actual results to differ materially from these forward-looking statements. We caution you that we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. Factors that could cause actual results to differ materially include, but are not limited to:
Our level of indebtedness could negatively impact our financial condition and results of operations.
      As of December 31, 2004, we had approximately €793.0 million of indebtedness outstanding, of which €548.8 million is project debt of Stendal. In February 2005, we sold $310 million in principal amount of 9.25% senior notes due 2013 as well as repaid all of the net bank indebtedness of our Rosenthal mill. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

•	our ability to obtain additional financing to fund future operations or meet our working capital needs or any such financing may not be available on terms favorable to us or at all;

•	a certain amount of our operating cash flow is dedicated to the payment of principal and interest on our indebtedness, thereby diminishing funds that would otherwise be available for our operations and for other purposes;

•	a substantial decrease in net operating cash flows or increase in our expenses could make it more difficult for us to meet our debt service requirements, which could force us to modify our operations; and

•	our leveraged capital structure may place us at a competitive disadvantage by hindering our ability to adjust rapidly to changing market conditions or by making us vulnerable to a downturn in our business or the economy in general.
      Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations may depend in significant part on the success of the Stendal mill, our ability to successfully integrate the Celgar mill into our operations and the extent to which we can implement successfully our business and growth strategy. We cannot assure you that the Stendal mill will be successful, that we will be able to successfully integrate the Celgar mill into our operations or that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.
Our business is cyclical in nature.
      The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and are sensitive to cyclical changes in industry capacity and in the global economy, all of which can have a significant influence on selling prices and our earnings. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. During 2001 and 2002, pulp list prices fell significantly. Although pulp prices have improved overall since then, we cannot predict the impact of continued economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
      Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs for pulp production, and waste paper and pulp for paper production. Fiber costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical in nature and can vary significantly by location. Production costs also depend on the total volume of production. Lower operating rates and production efficiencies during periods of cyclically low demand result in higher average production costs and lower margins.

Our Stendal mill is subject to risks commonly associated with the start-up of large greenfield industrial projects.
      Stendal has recently completed construction of the Stendal mill near the town of Stendal, Germany. The aggregate cost of the mill is approximately €1.0 billion. The performance of the Stendal mill will have a material impact on our financial condition and operating performance. The construction of the Stendal mill commenced in 2002 and was completed in the third quarter of 2004. Under our current start-up plan, the Stendal mill underwent operational testing so that continuous production from the mill can commence. Our ongoing start-up of the Stendal mill is subject to risks commonly associated with the start-up of large greenfield industrial projects which could result in the Stendal mill experiencing operating difficulties or delays in the start-up period and the Stendal mill may not achieve our planned production, timing, quality, environmental or cost projections, which could have a material adverse effect on our results of operations, financial condition and cash flows. These risks include, without limitation, equipment failures or damage, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship, defective equipment or installation, human error, industrial accidents, weather conditions, failure to comply with environmental and other permits, and complex integration of processes and equipment.
The operations of the Celgar mill are subject to their own risks, which we may not be able to manage successfully.
      The financial results of the Celgar mill are subject to many of the same factors that affect our financial condition and results of operations, including the cyclical nature of the pulp and paper business, exposure to interest rate and currency exchange rate fluctuations, exposure to liability for environmental damage, the competitive nature of our markets and regulatory, legislative and judicial developments. The financial results of the Celgar mill could be materially adversely affected as a result of any of these or other related factors, which could have a material adverse effect on our results of operations and financial condition on a consolidated basis.
Any failure to successfully integrate the Celgar mill with our business may adversely affect our results of operations.
      Our future performance will depend in part on whether we can integrate the Celgar mill with our operations in an effective and efficient manner. The Acquisition is larger than any of the other acquisitions we have made. Integrating the Celgar mill with our operations will be a complex, time consuming and potentially expensive process and will be subject to various risks including:

•	diversion of management’s attention from our ongoing business;

•	the expense of upgrading the Celgar mill to enhance its operations may be more significant than currently anticipated;

•	difficulty integrating the operations, including financial and accounting functions, sales and marketing procedures, technology and other corporate administrative functions of the combined operations;

•	difficulty in establishing financial controls and procedures consistent with our own;

•	difficulty in converting the Celgar mill’s current business information systems to our system;

•	difficulty maintaining relationships with present and potential customers, distributors and suppliers of the Celgar mill due to uncertainties regarding service, production quality and prices; and

•	problems retaining key employees who were previously employed by Celgar.
      All of the pulp produced by the Celgar mill is currently sold by third party agents. We intend to perform some of its sales functions directly over time. We cannot assure you that our internal sales staff and third party agents will be able to sell the combined pulp production of our Rosenthal, Stendal and Celgar mills on terms as favorable as those achieved by such agents previously.

      We estimate that we will incur significant costs associated with the assimilation of the Celgar mill with our operations. The actual costs may substantially exceed our estimates and unanticipated expenses associated with such integration may arise. Furthermore, we may not be aware of all of the risks associated with the Acquisition and we may not have identified adverse information concerning the assets we have acquired. If the benefits of the Acquisition do not exceed the costs, our financial results will be adversely affected.
      We cannot guarantee that we will successfully integrate the Celgar mill with our operations. If we are unable to address any of these risks, our results of operations and financial condition could be materially adversely affected and the operations of the Celgar mill may not achieve the results or otherwise perform as expected.
We have only limited recourse under the acquisition agreement for losses relating to the Acquisition.
      The diligence conducted in connection with the Acquisition and the indemnification provided in the acquisition agreement may not be sufficient to protect us from, or compensate us for, all losses resulting from the Acquisition. Subject to certain exceptions, the maximum amount we may claim is limited to $30.0 million ($20.0 million in the case of environmental losses). Subject to certain exceptions, the vendor is only liable for misrepresentations or breaches of warranty for 15 months from the closing date of the Acquisition (12 months in the case of environmental losses). A material loss associated with the Acquisition for which there is no adequate remedy under the acquisition agreement that becomes known 15 months after the Acquisition (12 months in the case of environmental losses) could materially adversely affect our results of operations and financial condition and reduce the anticipated benefits of the Acquisition.
We may not be able to enhance the operating performance and financial results or lower the costs of the Celgar mill as planned.
      While we believe that there are a number of opportunities to reduce operating costs, increase production and improve the financial results of the Celgar mill, we may not be able to achieve our planned operating improvements, cost reductions, capacity increases or improved price realizations in our expected time periods, if at all. In addition, some of the improvements that we hope to achieve depend upon capital expenditure projects that we plan to implement at the Celgar mill. Such capital projects may not be completed in our expected time periods, if at all, may not achieve the results that we have estimated or may have a cost substantially in excess of our planned amounts.
Increases in our capital expenditures or maintenance costs could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations.
      Our business is capital intensive. Our annual capital expenditures may vary due to fluctuations in requirements for maintenance, business capital, expansion and as a result of changes to environmental regulations that require capital expenditures to bring our operations into compliance with such regulations. In addition, our senior management and board of trustees may approve projects in the future that will require significant capital expenditures. Increased capital expenditures could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations. Further, while we regularly perform maintenance on our manufacturing equipment, key pieces of equipment in our various production processes may still need to be repaired or replaced. If we do not have sufficient funds or such repairs or replacements are delayed, the costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Any failure by us to efficiently and effectively manage our growth could adversely affect our business.
      Expansion of our business, including, particularly, the integration of the Celgar mill into our operations and the commencement of full operations at the Stendal mill, may place strains on our personnel, financial and other resources. In order to successfully manage our growth we must identify, attract, motivate, train and retain skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for these types of personnel is intense. If we fail to efficiently manage our growth and compete for these types of personnel, it could adversely affect the quality of our services and, in turn, materially adversely affect our business and the price of our shares of beneficial interest.
We are exposed to currency exchange rate and interest rate fluctuations.
      Approximately 77% of our sales in 2004 were in products quoted in U.S. dollars while most of our operating costs and expenses were incurred in Euros. In addition, all of the products sold by the Celgar mill are quoted in U.S. dollars and the costs of the Celgar mill are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in Euros. As a result, our revenues have been adversely affected by the significant decrease in the value of the U.S. dollar relative to the Euro and, as a result of the Acquisition of the Celgar mill, may be adversely affected by a decrease in the value of the U.S. dollar relative to the Canadian dollar. Such shifts in currencies relative to the Euro and the Canadian dollar would reduce our operating margin and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      Stendal has entered into variable-to-fixed interest rate swaps to fix interest payments under the Stendal mill financing facility, which had kept Stendal from benefiting from the general decline in interest rates over the last two years. These derivatives are marked to market at the end of such reporting period and all unrealized gains and losses are recognized in earnings for the relevant reporting periods.
We use derivatives to manage certain risk which has caused significant fluctuations in our operating results.
      A significant amount of our sales revenue is based on pulp sales quoted in U.S. dollars while our reporting currency is Euros and our costs are predominantly in Euros and, since the Acquisition of the Celgar pulp mill, in Canadian dollars. We therefore use foreign currency derivative instruments primarily to manage against depreciation of the U.S. dollar against the Euro.
      We also use derivative instruments to limit our exposure to interest rate fluctuations. Concurrently with entering into the Stendal financing, Stendal entered into variable-to-fixed rate interest swaps for the full term of the facility to manage its interest rate risk exposure with respect to a maximum aggregate amount of approximately $612.6 million of the principal amount of such facility. Stendal has also entered into currency swaps and a currency forward contract in connection with such facility. Rosenthal had also entered into currency swap, currency forward, interest rate and interest cap derivative instruments in connection with its outstanding floating rate indebtedness. Our derivative instruments are marked to market and can materially impact our operating results. For example, our operating results for 2004 included realized gains of €44.5 million on the Currency Derivatives and unrealized net losses of €32.3 million on the Interest Rate Derivatives when they were marked to market. Further, in February 2005, we converted a large portion of our long-term indebtedness into U.S. dollars by issuing $310 million of senior notes to refinance all of Rosenthal’s bank indebtedness and to fund a portion of the purchase price for the Acquisition of the Celgar mill. If any of the variety of instruments and strategies we utilize are not effective, we may incur losses which may have a materially adverse effect on our business, financial condition, results of operations and cash flow. Further, we may in the future use derivative instruments to manage pulp price risks. The purpose of our derivative activity may also be considered speculative in nature; we do not use these instruments with respect to any pre-set percentage of revenues or other formula, but either to augment our potential gains or reduce our potential losses depending on our perception of future economic events and developments.
Fluctuations in the price and supply of our raw materials could adversely affect our business.
      Wood chips and pulp logs comprise the fiber used by the Rosenthal, Stendal and Celgar mills. The fiber used by our paper mills consists of waste paper and pulp. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. The cost of fiber for our paper mills is primarily affected by the supply and demand for paper and pulp. Demand for these raw materials is determined by the volume of pulp and paper products produced globally and regionally. The markets for pulp and paper products, including our products, are highly variable and are characterized by periods of excess product supply due to many factors, including periods of insufficient demand due to weak general economic activity or other causes. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers.
      We do not own any timberlands or have any long-term governmental timber concessions nor do we have any long-term fiber contracts at our German operations. Although raw materials are available from a number of suppliers, and we have not historically experienced supply interruptions or substantial price increases, our requirements will increase as the Stendal mill reaches its full production capacity and as we upgrade the Celgar mill, and we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quality of fiber we receive could be reduced as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation, acts of god and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and would harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We operate in highly competitive markets.
      We sell our products globally, with a large percentage sold in Europe and Asia. The markets for our products are highly competitive. A number of other global companies compete in each of these markets and no company holds a dominant position. For both pulp and paper, many companies produce products that are largely standardized. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future.
We are subject to extensive environmental regulation and we could have environmental liabilities at our facilities.
      Our operations are subject to numerous environmental laws as well as permits, guidelines and policies. These laws, permits, guidelines and policies govern, among other things:

•	unlawful discharges to land, air, water and sewers;

•	waste collection, storage, transportation and disposal;

•	hazardous waste;

•	dangerous goods and hazardous materials and the collection, storage, transportation and disposal of such substances;

•	the clean-up of unlawful discharges;

•	land use planning;

•	municipal zoning; and

•	employee health and safety.
      In addition, as a result of our operations, we may be subject to remediation, clean up or other administrative orders, or amendments to our operating permits, and we may be involved from time to time in administrative and judicial proceedings or inquiries. Future orders, proceedings or inquiries could have a material adverse effect on our business, financial condition and results of operations. Environmental laws and land use laws and regulations are constantly changing. New regulations or the increased enforcement of existing laws could have a material adverse effect on our business and financial condition. In addition, compliance with regulatory requirements is expensive, at times requiring the replacement, enhancement or modification of equipment, facilities or operations. There can be no assurance that we will be able to maintain our profitability by offsetting any increased costs of complying with future regulatory requirements.
      We are subject to liability for environmental damage at the facilities that we own or operate, including damage to neighboring landowners, residents or employees, particularly as a result of the contamination of soil, groundwater or surface water and especially drinking water. The costs of such liabilities can be substantial. Our potential liability may include damages resulting from conditions existing before we purchased or operated these facilities. We may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. In addition, we may be held legally responsible for liabilities as a successor owner of businesses that we acquire or have acquired. Except for Stendal, our facilities have been operating for decades and we have not done invasive testing to determine whether or to what extent environmental contamination exists. As a result, these businesses may have liabilities for conditions that we discover or that become apparent, including liabilities arising from non-compliance with environmental laws by prior owners. Because of the limited availability of insurance coverage for environmental liability, any substantial liability for environmental damage could materially adversely affect our results of operations and financial condition.
We are subject to risks related to our employees.
      The majority of our employees are unionized. The collective agreement relating to employees at our paper mills in Germany expires in the third quarter of 2005. We expect to negotiate a new collective agreement with employees at our paper mills in Germany in the fourth quarter of 2005. The collective agreement relating to our pulp workers at the Rosenthal mill expired in the first quarter of 2005. We expect to negotiate a new collective agreement with them in 2005. In addition, we may enter into an initial collective agreement with our pulp workers at the Stendal mill in 2005. The collective agreement relating to our hourly workers at the Celgar mill expires in 2008. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements or in conjunction with the establishment of a new agreement or arrangement with our pulp workers at the Stendal mill. This could result in a strike or work stoppage by the affected workers. The negotiation or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.
We rely on German federal and state government grants and guarantees.
      We currently benefit from a subsidized capital expenditure program and lower cost of financing as a result of German federal and state government grants and guarantees at our Stendal mill. Should either the German federal or state governments fail to honor or be prohibited from honoring legislative grants and guarantees at Stendal, or should we be required to repay any such legislative grants, this may have a material adverse effect on our business, financial condition, results of operations and cash flow.
We are dependent on key personnel.
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

      The loss of one or more of our officers could make us less competitive in these areas which could materially adversely affect our business, financial condition, results of operations and cash flows. We do not maintain any key person life insurance on any of our executive or senior mill operating officers.
We may experience disruptions to our production and delivery.
      Major production disruptions over an extended period of time, such as disruptions caused by fire, earthquake or flood or other natural disasters, as well as disruptions due to equipment failure due to wear and tear, design error or operator error, among other things, could adversely affect our business, financial condition, results of operation and cash flow. Our operations also depend upon various forms of transportation to receive raw materials and to deliver our products. Any prolonged disruption in any of these transportation networks could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are required to assess our internal control over financial reporting on an annual basis.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report to be included in our Annual Report on Form 10-K by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
      As the Stendal mill was only started up in mid-September 2004, we implemented new internal controls over financial reporting at this mill, similar to the controls we have implemented at the Rosenthal mill. In addition, we acquired the Celgar mill in February 2005 and will need to develop internal control over financial reporting for this mill.
      Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report is newly effective, some of our judgments will be in areas that may be open to interpretation. Therefore our management report may be uniquely difficult to prepare and our auditors, who are required to issue an attestation report along with our management’s report, may not agree with management’s assessments. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with policies or procedures may deteriorate.
      If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), our securityholders and the capital markets may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our securities.
Our insurance coverage may not be adequate.
      We have obtained insurance coverage that we believe would ordinarily be maintained by an operator of facilities similar to our pulp and paper mills. Our insurance is subject to various limits and exclusions. Damage or destruction to our facilities could result in claims that are excluded by, or exceed the limits of, our insurance coverage.
Our declaration of trust, shareholder rights plan and Washington State law may have anti-takeover effects which will make an acquisition of our company by another company more difficult.
      Our board of trustees is divided into three classes of trustees with staggered terms. The existence of a classified board may render certain hostile takeovers more difficult and make it more difficult for a third party to acquire control of our Company in certain instances, thereby delaying, deferring or preventing a change in control that a holder of our shares of beneficial interest might consider in its best interest. Further, if shareholders are dissatisfied with the policies and/or decisions of our board of trustees, the existence of a classified board will make it more difficult for the shareholders to change the composition (and therefore the policies) of our board of trustees in a relatively short period of time.
      We have adopted a shareholder rights plan pursuant to which we have granted to our shareholders rights to purchase shares of junior participating preferred stock or shares of beneficial interest upon the happening of certain events. These rights could generally discourage a merger or tender offer for our shares of beneficial interest that is not approved by our board of trustees by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on a takeover attempt that a shareholder might consider to be in its best interest. Furthermore, we may in the future adopt certain other measures that may have the effect of delaying, deferring or preventing a change in control of our Company. Certain of such measures may be adopted without any further vote or action by the holders of our shares of beneficial interest. These measures may have anti-takeover effects, which may delay, defer or prevent a takeover attempt that a holder of our shares of beneficial interest might consider in its best interest. We are subject to the provisions of the Revised Code of Washington, Chapter 23B.19, which prohibits a Washington corporation, including our Company, from engaging in any business combination with an “acquiring person” for a period of five years after the date of the transaction in which the person became an acquiring person, unless the business combination is approved in a prescribed manner. A business combination includes mergers, asset sales as well as certain transactions resulting in a financial benefit to the acquiring person. Subject to certain exceptions, an “acquiring person” is a person who, together with affiliates and associates, owns, or within five years did own, 10% or more of the corporation’s voting stock.
Inflation
      We do not believe that inflation has had a material impact on revenues or income during 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the U.S. dollar and the Euro, which may affect our results of operations and financial condition and, consequently, our fair value. We manage these risks through internal risk management policies as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
      Many of our strategies, including the use of derivatives, and the types of derivatives selected by us, are based on historical trading patterns and correlations and our management’s expectations of future events. However, these strategies may not be fully effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize are not effective, we may incur losses.
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

      Foreign exchange derivatives include currency swaps which involve the exchange of fixed payments in one currency for the receipt of fixed payments in another currency. Such cross currency swaps involve the exchange of both interest and principal amounts in two different currencies. They also include foreign exchange forwards which are contractual obligations in which two counterparties agree to exchange one currency for another at a specified price for settlement at a pre-determined future date. Forward contracts are effectively tailor-made agreements that are transacted between counterparties in the over-the-counter market.
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
      We use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars. We use interest rate derivatives to fix the rate of interest on indebtedness, including under the Stendal Loan Facility and the Rosenthal Loan Facility prior to its repayment in February 2005.
      All of the derivatives we entered into were pursuant to the Rosenthal Loan Facility and the Stendal Loan Facility, each of which provided facilities for foreign exchange derivatives, interest rate derivatives and commodities derivatives, subject to prescribed controls, including maximum notional and at-risk amounts. These credit facilities are secured by substantially all of the assets of the Rosenthal and Stendal pulp mills, respectively, and have the benefit of certain German governmental guarantees. These credit facilities do not have any separate margin requirements when derivatives are entered into pursuant to the terms and conditions thereof and are subsequently marked to market. The Rosenthal Loan Facility was repaid and discharged in February 2005. The new revolving working capital credit facility we established in February 2005 for the Rosenthal mill allows us to enter into derivative instruments to manage risks relating to its operations.
      All of our derivatives are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period. We determine market valuations based primarily upon valuations provided by our counterparties.
      In March 2004, Rosenthal entered into the Rosenthal Currency Derivatives which included two currency swaps in the aggregate principal amount of €184.5 million that mature in September 2008 and September 2013, respectively. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal had entered into the currency swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under these currency swaps, Rosenthal effectively paid the principal and interest in U.S. dollars and at U.S. dollar borrowing rates.
      The Rosenthal Currency Derivatives also included a currency forward in the notional amount of €40.7 million maturing in March 2005 that was entered into to reduce or limit Rosenthal’s exposure to currency risks and to augment its potential gains or to reduce its potential losses. In addition, Rosenthal entered into the Rosenthal Interest Rate Contracts in 2002 to either fix or limit the interest rates in connection with certain of its indebtedness.
      In August 2002, Stendal entered into the Stendal Interest Rate Swaps in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate under the Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. These contracts were entered into under a specific credit line under the Stendal Loan Facility and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. Under the Stendal Interest Rate Swaps, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Stendal Loan Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Stendal Loan Facility. Stendal effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.

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
      In December 2004, we settled the Currency Derivatives due to the substantial weakening of the U.S. dollar versus the Euro in 2004. In February 2005, we settled the Rosenthal Interest Rate Contracts in connection with the repayment of the Rosenthal Loan Facility.
      In February 2005, Stendal entered into a currency swap in the principal amount of €306 million to convert approximately one-half of its indebtedness under the Stendal Loan Facility into U.S. dollars at a rate of U.S.1.2960 with a maturity in October 2017 and a currency forward in the notional amount of $50 million at a rate of U.S.1.3108 with a maturity in February 2006.
      We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.
      The following table sets forth the maturity date, the notional amount and the recognized gain or loss, for derivatives that were in effect during 2003 and 2004:

			Recognized Gain		Recognized Gain
			(Loss) Year		(Loss) Year
		Notional	Ended	Notional	Ended
Derivative Instrument	Maturity Date	Amount	December 31, 2003	Amount	December 31, 2004

		(in millions)	(in thousands)	(in millions)	(in thousands)
Interest Rate Derivatives
Forward Rate Agreements(1)	Settled	$149.0	€(89)
Forward Rate Agreements(2)	Settled	$124.8	(7)
Forward Rate Agreement	Settled	$126.9	(127)
Forward Rate Agreement(3)	Settled	$200.9	(343)
Interest Rate Cap Agreements(4)	September 2007	$192.6	455	$178.3	€(11)
Stendal Interest Rate Swaps(5)	October 2017	€1,419.3	(13,042)	€1,147.5	€(32,320)

			€(13,153)		€(32,331)

Foreign Exchange Rate Derivatives
Currency Swap(6)	Settled	€74.5	10,002
Currency Swap(7)	Settled	€124.2	14,057
Currency Forward	Settled	$20.0	768
Currency Forward	Settled	$30.0	3,751
Currency Forward	Settled	$10.0	743
Currency Swap(8)	Settled			€111.8	6,157
Currency Swap(9)	Settled			€72.7	4,027
Currency Swap(10)	Settled			€306.3	29,394
Currency Forward	Settled			€40.7	1,820
Currency Forward	Settled			€20.6	3,069

			€29,321		€44,467

(1)	Rosenthal entered into two forward interest rate contracts with notional amounts of $74.5 million and $74.5 million both maturing on September 30, 2003. These derivatives were settled in 2003.

(2)	The forward rate agreement was settled in 2003.

(3)	Rosenthal entered into two forward interest rate contracts with notional amounts of $74.0 million and $126.9 million both maturing on March 30, 2004. These derivatives were settled in 2003.

(4)	Rosenthal entered into two interest rate cap contracts with notional amounts of $106.2 million (2003: $118.6 million) and $72.1 million (2002: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%. These derivatives were settled in February 2005.

(5)	In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Agreements, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October

2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract is to commence in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2003 and 2004, the notional amounts of the two outstanding contracts was (i) €464.9 million and €534.9 million and (ii) €612.6 million and €612.6 million, respectively.

(6)	The interest component of the swaps was required under the terms of the Rosenthal Loan Facility, and became effective for the period starting September 30, 2002. For the outstanding principal amounts of €74.5 million under the Rosenthal Loan Facility, all repayment installments from September 30, 2002 until September 30, 2013, were swapped into U.S. dollar amounts at a rate of Euro 1.0050. The interest rate was swapped into the six-month U.S. dollar/ Libor plus bank margin rate with a cap of 6.8% until September 28, 2007. These derivatives were settled in 2003.

(7)	The interest component of the swaps was required under the terms of the Rosenthal Loan Facility, and became effective for the period starting January 23, 2003. For the outstanding principal amounts of €124.2 million under the Rosenthal Loan Facility, all repayment installments from January 23, 2003 until September 30, 2008, were swapped into U.S. dollar amounts at a rate of Euro 1.075. The interest rate was swapped into the three month U.S. dollar/ Libor plus bank margin rate with a cap of 6.8% until September 28, 2007. These derivatives were settled in 2003.

(8)	For €111.8 million of the outstanding principal amount under the Rosenthal Loan Facility, all repayment installments from March 30, 2004 until September 30, 2008 were swapped into U.S. dollar amounts at a rate of U.S. 1.2398. The interest rate was swapped into the following payments: pay a fixed rate of 4.5%, pay the three-month Libor plus a spread of 0.12% and receive the three-month Euribor until September 30, 2008. These derivatives were settled in December 2004.

(9)	For €72.7 million of the outstanding principal amount under the Rosenthal Loan Facility, all repayment installments from March 30, 2004 until September 30, 2013 were swapped into U.S. dollar amounts at a rate of U.S. 1.2398. The interest rate was swapped into the six-month Libor plus a spread of 0.12% plus a bank margin of 0.7% until September 30, 2013. These derivatives were settled in December 2004.

(10)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2004 until April 1, 2011 were swapped into U.S. dollar amounts at a rate of U.S. 1.2218. The interest rate was swapped into the following payments: pay a fixed rate of 3.5% and receive the six-month Euribor. These derivatives were settled in December 2004.

Interest Rate Risk
      Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2004 and 2003, respectively, and expected cash flows from these instruments:

	As at December 31, 2004

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2005	2006	2007	2008	2009	Thereafter

	(in thousands)
Cash restricted	€92,833	€92,833	€4,397	€7,907	€2,323	€2,465	€2,498	€1,387
Debt obligations(1)	179,474	179,474	22,796	23,318	23,815	24,152	24,422	100,251
Capital lease obligations(2)	12,299	12,299	3,549	3,313	3,897	1,478	125	41

*	Including dividends and interest where applicable.

(1)	Debt obligations consist of our debt, including the gross amount of loans payable to minority shareholders of Stendal.

(2)	Capital lease obligations relate to transportation vehicles and production equipment.

	As at December 31, 2003

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2004	2005	2006	2007	2008	Thereafter

	(in thousands)
Cash restricted	€59,367	€59,367	€16,063	€876	€876	€876	€22,054	€26,561
Debt obligations(1)	210,664	210,664	24,239	23,333	28,636	23,673	23,088	173,330
Capital lease obligations(2)	4,046	4,046	1,932	1,510	344	214	239	—

*	Including dividends and interest where applicable.

(1)	Debt obligations consist of our debt, including the gross amount of loans payable to minority shareholders of Stendal.

(2)	Capital lease obligations relate to transportation vehicles and production equipment.
Foreign Currency Exchange Rate Risk
      Our reporting currency is the Euro. However, we hold financial instruments denominated in U.S. dollars, Swiss francs and in Canadian dollars, which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the Euro will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the Euro will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the Euro will increase the fair value of such financial instrument assets and a depreciation of these currencies against the Euro will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. As a result of the change in our reporting currency from the U.S. dollar to the Euro, we re-calculated our financial instrument assets and liabilities that are sensitive to foreign currency exchange rate risk to measure their risk against the Euro, and cash restricted is no longer sensitive to foreign currency exchange rate risk. The following tables provide information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2004 and 2003, respectively, and expected cash flows from these instruments:

	As at December 31, 2004

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2005	2006	2007	2008	2009	Thereafter

	(in thousands)
Investments(1)	€983	€983	€—	€—	€—	€—	€—	€983
Debt obligations(2)	60,940	60,940	5,180	5,180	5,180	5,180	5,180	65,257

*	Including dividends and interest where applicable.

(1)	Investments consist of equity securities, which are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars.

(2)	Debt obligations consist of our debt, denominated in U.S. dollars.

	As at December 31, 2003

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2004	2005	2006	2007	2008	Thereafter

	(in thousands)
Investments(1)	€1,649	€1,649	€1,063	€—	€—	€—	€—	€586
Debt obligations(2)	66,449	66,449	6,527	5,568	5,568	5,568	5,568	75,471

*	Including dividends and interest where applicable.

(1)	Investments consist of equity securities, which are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars.

(2)	Debt obligations consist of our debt, denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report, are included in this annual report commencing on page 82.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      We appointed Deloitte & Touche LLP as our independent auditors in place of Peterson Sullivan PLLC effective July 14, 2003. We also appointed Deloitte & Touche as the auditors for our significant subsidiaries. The appointment of Deloitte & Touche was approved by the audit committee of our board of trustees and the board of trustees. We received shareholder ratification of the appointment of Deloitte & Touche at our annual meeting held on August 22, 2003. The dismissal of Peterson Sullivan as our independent auditors was not the result of any disagreement between us and Peterson Sullivan on any matter. Peterson Sullivan has provided an unqualified audit opinion in connection with our annual financial statements for the period ended December 31, 2002. For more information, see our Form 8-K/A filed with the SEC on August 7, 2003, and proxy statement filed with the SEC on August 11, 2003.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
      It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Mercer’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Mercer;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and trustees; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that Mercer maintained effective internal control over financial reporting as of December 31, 2004.
      Mercer’s independent registered public accounting firm has audited and issued their report on management’s assessment of Mercer’s internal control over financial reporting, which appears below.
Report of Independent Registered Chartered Accountants
To the Board of Trustees and Shareholders of
Mercer International Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mercer International Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Vancouver, British Columbia, Canada
March 11, 2005
Changes in Internal Controls
      There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      As a business trust, we are managed by “trustees”, who have comparable duties and responsibilities as directors of corporations. Trustees are elected by shareholders at annual meetings for staggered three-year terms. Each issued and outstanding share of beneficial interest is entitled to one vote at such meeting. Our trustees and executive officers are as follows:
      Jimmy S.H. Lee, age 47, has been a trustee since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively. During Mr. Lee’s tenure with the Company, the Company acquired the Rosenthal mill, converted the Rosenthal mill to the production of kraft pulp, constructed and started up the Stendal mill and has entered into an agreement to acquire the Celgar mill.
      William D. McCartney, age 49, has been a trustee since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is a director of Southwestern Resources Corp., where he has served since March 2004. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.
      Kenneth A. Shields, age 56, has been a trustee since August 2003. Mr. Shields was a founder of the institutional firm of Goepel Shields & Partners Inc., where he held the position of President and Chief Executive Officer. In April of 1998, the firm merged with McDermid St. Lawrence Securities Ltd. to become the investment firm of Goepel McDermid Inc. which was subsequently acquired, in January of 2001, by Florida-based Raymond James Financial, Inc. Mr. Shields currently serves as a member of the board of directors of Raymond James Financial, Inc. and serves as the Chairman, Chief Executive Officer and a member of the board of directors of the Canadian subsidiary, Raymond James Ltd. Mr. Shields is also a director of TimberWest Forest Corp., a member of the Accounting Standards Oversight Council, and a Director of the Council for Business and the Arts in Canada. Additionally, Mr. Shields has served as past Chairman of the Investment Dealers Association of Canada and Pacifica Papers Inc., and is a former director of each of Slocan Forest Products Ltd. and the Investment Dealers Association of Canada.
      Guy W. Adams, age 53, has been a trustee since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC, referred to as “GWA”, and GWA Capital Partners, LLC, where he has served since 2002, and is the managing member of GWA Master Fund, LP since October 2004. GWA Advisors, LLC is a private equity investment firm and a holding company for Mr. Adams’ private equity investments. GWA is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization.
      Eric Lauritzen, age 66, has been a trustee since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.
      Graeme A. Witts, age 66, has been a trustee since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales.
      David M. Gandossi, age 47, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a

North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.
      Wolfram Ridder, age 41, was appointed a managing director of Stendal, our 63.6% owned project subsidiary that has completed construction a new state-of-the-art NBSK kraft pulp mill near the town of Stendal, Germany, in July 2002. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002. Mr. Ridder has also been a Vice-President of pulp operations since August 1999.
      Leonhard Nossol, age 47, was appointed managing director of Rosenthal in 1997. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and the related increase in the mill’s annual production capacity to 280,000 ADMTs, and subsequently to 310,000 ADMTs, as well as the reduction in production costs at the mill.
      We also have experienced mill managers at our Rosenthal and Stendal mills who have operated through multiple business cycles in the pulp and paper industry. These managers have on average 18 years of industry experience.
      The terms of Mr. Lee and Mr. McCartney as trustees expire at the annual meeting of shareholders to be held in 2005. The terms of Mr. Shields and Mr. Adams as trustees expire at the annual meeting of shareholders to be held in 2006. The terms of Mr. Lauritzen and Mr. Witts as trustees expire at the annual meeting of shareholders to be held in 2007.
      Our board of trustees, referred to as the “Board”, met 12 times during 2004 and each current member of the Board attended 75% or more of the total number of such meetings and meetings of the committees of the Board on which they serve. In addition, our independent trustees regularly meet in separate executive sessions without any member of our management present. The Lead Trustee presides over these meetings. Although we do not have a formal policy with respect to attendance of trustees at our annual meetings, all trustees are encouraged and expected to attend such meetings if possible. Six trustees attended our 2004 annual meeting.
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
Audit Committee
      The Audit Committee functions pursuant to a charter adopted by the trustees. A copy of the current charter is attached as Appendix “A” to the definitive proxy statement on Schedule 14A relating to our annual meeting of shareholders held in June 2004. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Witts and Mr. Lauritzen, each of whom is independent under applicable laws and regulations and the listing requirements of the Nasdaq National Market. Both Mr. McCartney and Mr. Witts are chartered accountants and Mr. McCartney is a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2004.
      The Audit Committee has established procedures for: (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential and anonymous submission by the Company’s employees and others of concerns regarding questionable accounting or auditing matters. A person wishing to notify the Company of such a complaint or concern should send a written notice thereof, marked “Private & Confidential”, to the Chairman of the Audit Committee, Mercer International Inc., c/o Suite 2840, P.O. Box 11576, 650 West Georgia Street, Vancouver, B.C., V6B 4N8 Canada.
Compensation Committee
      The Board has established a Compensation Committee. The Compensation Committee is responsible for reviewing and approving the strategy and design of the Company’s compensation, equity-based and benefits programs. The Compensation Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation Committee are Mr. Shields, Mr. McCartney and Mr. Adams, each of whom is independent under applicable laws and regulations and the listing requirements of the Nasdaq National Market. The Compensation Committee met six times during 2004.
Governance and Nominating Committee
      Our Board has established a Governance and Nominating Committee comprised of Mr. Shields, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the Nasdaq National Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the trustees, a copy of which is attached as Appendix “B” to the definitive proxy statement on Schedule 14A relating to our annual meeting of shareholders held in June 2004. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Trustee, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met three times in 2004.
Lead Trustee
      Our Board appointed Mr. Shields as its Lead Trustee in September 2003. The role of the Lead Trustee is to provide leadership to the non-management trustees on the Board and to ensure that the Board can operate independently of management and that trustees have an independent leadership contact. The duties of the Lead Trustee include, among other things: (i) ensuring that the Board has adequate resources to support its decision-making process and ensuring that the Board is appropriately approving strategy and supervising management’s progress against that strategy; (ii) ensuring that the independent trustees have adequate opportunity to meet to discuss issues without management being present; (iii) chairing meetings of trustees in the absence of the Chairman and Chief Executive Officer; (iv) ensuring that delegated committee functions are carried out and reported to the Board; and (v) communicating to management, as appropriate, the results of private discussions among outside trustees and acting as a liaison between the Board and the Chief Executive Officer.
Code of Business Conduct and Ethics
      Our board has adopted a Code of Business Conduct and Ethics that applies to our trustees and executive officers. A copy of the code is attached as Appendix “B” to our proxy statement dated and filed on August 11, 2003 with the SEC, and a copy may be obtained without charge upon request to Investor Relations, Mercer International Inc., 14900 Interurban Avenue South, Suite 282, Seattle WA, U.S.A. 98168 (Telephone: (206) 674-4639) or Investor Relations, Mercer International Inc., Suite 2840, P.O. Box 11576, 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N8 (Telephone: (604) 684-1099).
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires that our officers and trustees and persons who own more than 10% of our shares file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports that they file. Based solely upon a review of the copies of these reports received by us, and upon written representations by our trustees and officers regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all of our trustees and officers filed all required reports under Section 16(a) in a timely manner for the year ended December 31, 2004.
ITEM 11.     EXECUTIVE COMPENSATION
      The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2005, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2005, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2005, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2005, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      (a) (1)  Financial Statements

(2) List of Exhibits

1.1	Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2	Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
3.1(a)*	Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990 together with an Amendment to Declaration of Trust dated December 12, 1991.

(b)*	Amendments to Declaration of Trust dated July 8, 1993; August 17, 1993; and September 9, 1993.

3.2*	Trustees’ Regulations dated September 24, 1973.

4.1	Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.

4.2	Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.

4.3	First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.

4.4	Registration Rights Agreement dated as of October 10, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference from Form 8-K dated October 15, 2003.

4.5	Registration Rights Agreement dated November 22, 2004 between Mercer International Inc. and KPMG Inc. Incorporated by reference from Form 8-K dated November 23, 2004.

4.6	Shareholder Rights Plan. Incorporated by reference from Form 8-K dated December 24, 2003.

4.7	First Amendment to Rights Agreement. Incorporated by reference from Form 8-K dated February 10, 2005.

10.1	Acquisition Agreement among Treuhandanstalt, Dresden Papier AG, Dresden Papier Holding GmbH, Mercer International Inc., and Shin Ho Paper Mfg. Co., Ltd. Incorporated by reference from Form 8-K dated September 20, 1993.

10.2	Acquisition Agreement among Treuhandanstalt, Zellstoff-und Papierfabrik Rosenthal GmbH, Raboisen Einhundertsechsundfunfzigste Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer International Inc. and 448380 B.C. Ltd. dated July 3, 1994. Incorporated by reference from Form 8-K dated July 3, 1994.

10.3	Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.

10.4*	2002 Employee Incentive Bonus Plan.

10.5*	Form of Separation Agreement between Mercer International Inc. and Arbatax International Inc.

10.6	English Translation of a Loan Agreement in the amount of DM508,000,000 between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein on the one hand and Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft, Munich and Bayerische Vereinsbank Aktiengesellschaft, Munich on the other hand dated July 6, 1998. Incorporated by reference from Form 8-K dated July 16, 1998.

10.7*	English Translation of Agreement on the obligations of the shareholders between Mercer International Inc., Spezialpapierfabrik Blankenstein GmbH and Zellstoff-und Papierfabrik Rosenthal Verwaltungs GmbH and Bayerische Hypo-und Vereinsbank Aktiengesellschaft dated February 11, 1999.

10.8	English Translation of Amendment Agreement No. 4 dated December 13, 2000 between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG and Bayerische Hypo-und Vereinsbank Aktiengesellschaft to the Loan Agreement dated July 6, 1998. Incorporated by reference from Form 8-K dated January 23, 2001.

10.9*	Purchase Agreement between Sihl and Mercer International Inc. dated December 14, 2001 relating to the acquisition of Landqart AG.

10.10	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.

10.11	Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.

10.12*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.

10.13*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.

10.14*	Purchase and Sale Agreement dated December 30, 2002 between Equitable Industries Limited Partnership and Mercer International Inc. relating to the sale of Landqart AG.

10.15*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.

10.16*	English Translation of Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein a.d. Saale and Bayerische Hypo-und Vereinsbank AG dated May 27, 2002.

10.17	Purchase Agreement dated as of October 6, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference from Form 10-Q for the period ended September 30, 2003.

10.18	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.

10.19	Settlement Agreement dated as of August 5, 2003 among Mercer International Inc., Greenlight Capital, L.L.C. and Greenlight Capital, Inc. Incorporated by reference from Form 8-K dated August 6, 2003.

10.20	English translation of Refinancing Agreement dated December 12, 2003 between European Investment Bank and Zellstoff Stendal GmbH.

10.21	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.

10.22	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.

10.23	Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.

10.24	Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.

10.25	Operating Credit Agreement dated February 11, 2005 between 0706906 B.C. Ltd. and Royal Bank of Canada. Incorporated by reference from Form 8-K dated February 17, 2005.

16	Letter regarding change in certifying accountant. Incorporated by reference from Form 8-K/A dated August 6, 2003.

21	List of Subsidiaries of Registrant.

23.1	Independent Auditors’ Consent of Deloitte & Touche LLP.

23.2	Independent Auditors’ Consent of Peterson Sullivan PLLC.

31.1	Section 302 Certificate of Chief Executive Officer.

31.2	Section 302 Certificate of Chief Financial Officer.

32.1**	Section 906 Certificate of Chief Executive Officer.

32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.
(b) Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with respect to the indicated items during the fourth quarter of the recently completed fiscal year:

Form 8-K dated November 8, 2004
Item 2.02. Results of Operation and Financial Condition
Item 9.01. Financial Statements and Exhibits
Form 8-K dated November 23, 2004
Item 1.01. Entry into a Material Definitive Agreement
Item 3.02. Unregistered Sales of Equity Securities
Item 7.01. Regulation FD Disclosure
Item 9.01. Financial Statements and Exhibits
Form 8-K/A dated December 10, 2004
Item 1.01. Entry into a Material Definitive Agreement
Item 9.01. Financial Statements and Exhibits

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Trustees and Shareholders of
Mercer International Inc.
      We have audited the accompanying consolidated balance sheets of Mercer International Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Vancouver, British Columbia, Canada	/s/ Deloitte & Touche LLP
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders
Mercer International Inc.
      We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Mercer International Inc. and Subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Mercer International Inc. and Subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

January 31, 2003	/s/ Peterson Sullivan P.L.L.C.
Seattle Washington

MERCER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In Thousands of Euros)

	2004	2003

ASSETS
Current Assets
Cash and cash equivalents (Note 2)	€49,568	€51,993
Cash restricted (Note 2)	45,295	15,187
Receivables (Note 4)	54,687	33,028
Inventories (Note 5)	52,898	23,909
Prepaid expenses and other	4,961	4,284

Total current assets	207,409	128,401
Long-Term Assets
Cash restricted (Note 2)	47,538	44,180
Property, plant and equipment (Note 6)	936,035	745,178
Investments (Note 3)	983	1,644
Equity method investments (Note 3)	4,096	2,309
Deferred note issuance and acquisition costs	5,069	4,213
Deferred income tax (Note 10)	54,519	9,980

	1,048,240	807,504

Total assets	€1,255,649	€935,905

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses (Note 7)	€56,542	€37,414
Construction costs payable	65,436	42,756
Debt, current portion (Note 8)	107,090	97,178

Total current liabilities	229,068	177,348
Long-Term Liabilities
Debt, less current portion (Note 9)	228,488	255,901
Debt, Stendal (Note 9)	548,784	324,238
Unrealized interest rate derivative loss (Note 15)	75,471	43,151
Capital leases and other	9,035	2,412
Deferred income tax (Note 10)	2,062	—

	863,840	625,702

Total liabilities	1,092,908	803,050
Minority Interest	—	—

Commitments and Contingencies (Note 17)
Subsequent Events (Note 19)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value; 50,000,000 authorized and issuable in series
Series A, 500,000 authorized, none issued and outstanding	—	—
Series B, 3,500,000 authorized, none issued and outstanding	—	—
Shares of beneficial interest, U.S.$1 par value; unlimited authorized; 18,074,229 issued and outstanding at December 31, 2004 and 17,099,899 at December 31, 2003	83,397	78,139
Additional paid-in capital, stock options	14	223
Retained earnings	69,176	49,196
Accumulated other comprehensive income	10,154	5,297

Total shareholders’ equity	162,741	132,855

Total liabilities and shareholders’ equity	€1,255,649	€935,905

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002
(In Thousands of Euros, Except Per Share Data)

	2004	2003	2002

Revenues
Pulp and paper	€233,103	€182,456	€227,883
Transportation	3,299	3,607	4,953
Other	11,496	8,493	6,296

	247,898	194,556	239,132
Cost of sales
Pulp and paper	229,229	176,655	208,454
Transportation	2,873	3,035	5,009

Gross profit	15,796	14,866	25,669
General and administrative expenses	(27,099)	(19,323)	(24,979)
Impairment of capital assets	(6,000)	—	—
Flooding losses and expenses, less grant income	(669)	957	(1,835)
Settlement expenses	—	(1,041)	—

Loss from operations	(17,972)	(4,541)	(1,145)

Other income (expense)
Interest expense	(23,749)	(11,523)	(13,753)
Investment income	2,948	1,653	436
Derivative financial instruments
Unrealized loss on interest rate derivatives	(32,331)	(13,153)	(32,411)
Realized gain on foreign exchange derivatives	44,467	29,321	25,732
Impairment of equity method investments	—	(2,255)	—
Impairment of available-for-sale securities	—	(5,570)	—
Other	—	—	3,590

Total other expense	(8,665)	(1,527)	(16,406)

Loss before income taxes and minority interest	(26,637)	(6,068)	(17,551)
Income tax (provision) benefit
Current	1,687	(3,172)	264
Deferred	42,476	—	—

Income (loss) before minority interest	17,526	(9,240)	(17,287)
Minority interest	2,454	5,647	10,965

Net income (loss)	€19,980	€(3,593)	€(6,322)

Net income (loss) per share (Note 13)
Basic	€1.15	€(0.21)	€(0.38)

Diluted	€0.89	€(0.21)	€(0.38)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2004, 2003 and 2002
(In Thousands of Euros)

	2004	2003	2002

Net income (loss)	€19,980	€(3,593)	€(6,322)

Other comprehensive income (loss)
Foreign currency translation adjustment	4,467	2,501	2,186

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the year	390	(201)	(3,615)
Reclassification adjustment for losses included in net loss	—	2,293	834
Reclassification adjustment for other than temporary decline in value	—	5,519	—

	390	7,611	(2,781)

Other comprehensive income (loss)	4,857	10,112	(595)

Comprehensive income (loss)	€24,837	€6,519	€(6,917)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(In Thousands of Euros)

						Accumulated Other
	Shares of Beneficial Interest					Comprehensive Income (Loss)
				Additional
			Amount	Paid-in		Foreign	Unrealized
			Paid in	Capital,		Currency	Gains
	Number	Par	Excess of	Stock	Retained	Translation	(Losses) on		Shareholders’
	of Shares	Value	Par Value	Options	Earnings	Adjustments	Securities	Total	Equity

Balance at December 31, 2001	16,794,899	€12,781	€63,941	€—	€59,111	€1,305	€(5,525)	€(4,220)	€131,613
Shares issued for cash	200,000	191	695	—	—	—	—	—	886
Repurchase of shares	(120,000)	(121)	(492)	—	—	—	—	—	(613)
Net loss	—	—	—	—	(6,322)	—	—	—	(6,322)
Other comprehensive income (loss)	—	—	—	—	—	2,186	(2,781)	(595)	(595)

Balance at December 31, 2002	16,874,899	12,851	64,144	—	52,789	3,491	(8,306)	(4,815)	124,969
Shares issued on exercise of stock options	225,000	202	942	(231)	—	—	—	—	913
Granting of stock options	—	—	—	454	—	—	—	—	454
Net loss	—	—	—	—	(3,593)	—	—	—	(3,593)
Other comprehensive income	—	—	—	—	—	2,501	7,611	10,112	10,112

Balance at December 31, 2003	17,099,899	13,053	65,086	223	49,196	5,992	(695)	5,297	132,855
Shares issued on exercise of stock options	934,330	743	4,241	(209)	—	—	—	—	4,775
Shares issued on grants of restricted stock	40,000	40	234	—	—	—	—	—	274
Net income	—	—	—	—	19,980	—	—	—	19,980
Other comprehensive income	—	—	—	—	—	4,467	390	4,857	4,857

Balance at December 31, 2004	18,074,229	€13,836	€69,561	€14	€69,176	€10,459	€(305)	€10,154	€162,741

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In Thousands of Euros)

	2004	2003	2002

Cash Flows from Operating Activities
Net income (loss)	€19,980	€(3,593)	€(6,322)
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized interest rate derivative loss	32,331	13,042	30,108
Depreciation and amortization	29,479	24,105	25,614
Impairment of assets	6,000	—	—
Impairment of investments	—	7,825	—
Minority interest	(2,454)	(5,647)	(10,965)
Loss from equity investee	284	1,676	—
Deferred income taxes	(42,477)	—	—
Stock compensation expense	735	454	—
Other	(307)	—	—
Changes in current assets and liabilities
Receivables	(21,659)	(1,650)	14,909
Inventories	(28,989)	(7,534)	1,717
Accounts payable and accrued expenses	17,320	1,082	(12,661)
Other	(637)	1,680	(1,954)

Net cash from operating activities	9,606	31,440	40,446

Cash Flows from (used in) Investing Activities
Purchase of property, plant and equipment, net of investment grants	(218,645)	(325,257)	(199,171)
Sale of properties	115	48	4,394
Purchases of available-for-sale securities	—	—	(612)
Sale of available-for-sale securities	1,161	6,408	948
Deferred acquisition costs	(770)	—	—
Advances to equity method investments	(2,071)	—	—
Disposal of a subsidiary	—	—	(1,156)
Other	—	342	(56)

Net cash used in investing activities	(220,210)	(318,459)	(195,653)

Cash Flows from (used in) Financing Activities
Cash restricted	(33,466)	(11,113)	(14,866)
Increase in construction costs payable	22,680	19,347	24,885
Proceeds from borrowings of notes payable and debt	237,000	367,588	183,017
Repayment of notes payable and debt	(21,992)	(68,581)	(23,725)
Repayment of capital lease obligations	(1,970)	(1,011)	(1,097)
Issuance of shares of beneficial interest	4,241	913	273
Equity and loans from minority shareholders	—	—	6,259

Net cash from financing activities	206,493	307,143	174,746

Effect of exchange rate changes on cash and cash equivalents	1,686	1,608	(1,019)

Net (decrease) increase in cash and cash equivalents	(2,425)	21,732	18,520
Cash and cash equivalents, beginning of year	51,993	30,261	11,741

Cash and cash equivalents, end of year	€49,568	€51,993	€30,261

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)
Note 1.     The Company and Summary of Significant Accounting Policies
      Mercer International Inc. is a business trust organized under the laws of the State of Washington, U.S. Under Washington law, shareholders of a business trust have the same limited liability as shareholders of a corporation. Mercer International Inc. and its subsidiaries (“the Company”) produces and markets pulp and paper products. The amounts in the notes are rounded to the nearest thousand of Euros except for the share and per share amounts.
Basis of Presentation
      The consolidated financial statements include the accounts of the Company and investees in which the Company exercises control. Significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents
      Cash and cash equivalents includes cash held in bank accounts and highly liquid money market investments with original maturities of three months or less.
Investments
      Trading securities, consisting of marketable securities, are classified as current investments and are reported at fair values with realized gains or losses and unrealized holding gains or losses included in the results of operations.
      The Company has certain equity investments in publicly traded companies in which it has less than 20% of the voting interest and in which it does not exercise significant influence. These securities are classified as available-for-sale securities and reported as long-term investments at fair values; based upon quoted market prices, with the unrealized gains or losses included as a separate component of shareholders’ equity, until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, the loss is recognized in the determination of net income.
      The cost of all securities sold is based on the specific identification method to determine realized gains or losses.
      Investments in entities where the Company owns between 20% and 50% of the voting interest, and in which the Company exercises significant influence are accounted for using the equity method. Under this method, the investment is initially recorded at cost then reduced by dividends and increased or decreased by the Company’s proportionate share of the investee’s net earnings or loss. The amount of earnings or losses from equity investees is included in other investment income.
Inventories
      Inventories of pulp, paper and logs are valued at the lower of average cost and net realizable value. Other materials and supplies are valued at the lower of average cost and replacement cost.
Property, Plant and Equipment
      Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over 10 to 50 years and production and other equipment primarily over 25 years. Repairs and maintenance are charged to operations as incurred. Expenditures for new facilities and those expenditures that substantially increase the useful lives of existing property, plant and

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
equipment are capitalized, as well as interest costs associated with major capital projects until ready for their intended use.
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
Government Grants
      The Company records investment grants from federal and state governments when they are received. Grants related to assets are government grants whose primary condition is that the company qualifying for them should purchase, construct or otherwise acquire long-term assets. Secondary conditions may also be attached restricting the type or location of the assets and/or other conditions must be met. Grants related to assets, when received, are deducted from the asset costs. Grants related to income are government grants which are either unconditional or related to the Company’s normal business operations, and are reported as a reduction of related expenses when received.
Deferred Note Issuance Costs
      Note issuance costs are deferred and amortized as component of expenses over the term of the related debt instrument.
Foreign Operations and Currency Translation
      The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in Euros, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.
      Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative expenses” in the statement of operations, which amounted to €785, €(1,664) and €(3,026) for the years ended December 31, 2004, 2003 and 2002, respectively.
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

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Environmental Conservation
      Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.
Stock-Based Compensation
      The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. In 2002, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In 2003, the Company granted stock options to its Chief Financial Officer to acquire up to 100,000 shares of beneficial interest of the Company. At the date of the granting, the market value of the options was greater than the exercise price. Accordingly, the intrinsic value of the stock options was recognized as a stock-based compensation expense in accordance with APB 25 and included in the consolidated statements of operations. In 2004, no options were granted under the plans. Restricted stock grants are recorded over the required vesting period as compensation cost, based on the market value at the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2004	2003	2002

Net Income (Loss)
As reported	€19,980	€(3,593)	€(6,322)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of any related tax effects	(42)	(29)	(9)
Add: Reversal of stock-based compensation expense recognized under APB Opinion No. 25	—	14	—

Pro forma	€19,938	€(3,608)	€(6,331)

Basic Income (Loss) Per Share
As reported	€1.15	€(0.21)	€(0.38)
Pro forma	€1.15	€(0.21)	€(0.38)

Diluted Income (Loss) Per Share
As reported	€0.89	€(0.21)	€(0.38)
Pro forma	€0.89	€(0.21)	€(0.38)
      The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

	2004	2003	2002

Risk-free interest rate	—	2.0%	8.03%
Expected life of the options	—	3 years	3 years
Expected volatility	—	32.4%	34.7%
Expected dividend yield	—	0.0%	0.0%
      No stock options were granted in fiscal 2004 (Note 12).

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Taxes on Income
      Income taxes are reported under SFAS No. 109, “Accounting for Income Taxes”, and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Derivative Financial Instruments
      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), effective January 1, 2001. All derivative financial instruments are marked-to-market and any resulting unrealized gains and losses on such derivative contracts are recorded in cumulative derivative gains, accounts payable and accrued expenses and derivative financial instruments, construction in progress, on the Company’s consolidated balance sheets.
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
Income (Loss) Per Share
      Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share takes into consideration common shares outstanding (computed under basic earnings per share) plus potentially dilutive common shares. Dilutive common shares consist of stock options, warrants and convertible notes.
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
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). SFAS No. 123R will be effective for the Company from July 1, 2005.
      SFAS No. 123R permits public companies to account for share-based payments using one of two methods: the modified-prospective method or the modified-retrospective method. Under the modified-prospective method, SFAS No. 123R will be applied to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost will also be recognized at the effective date in respect of any unvested awards granted prior to the effective date in accordance with SFAS No. 123, as previously disclosed for pro forma purposes.
      The requirements of the modified-retrospective method are as above, with the exception that companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption.
      The Company is continuing to evaluate the transition method to be adopted.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
      In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46(R) requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46® was effective for the company in the first quarter, and there was no material impact on its financial position, results of operations or cash flows from adoption.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”’, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The company does not expect the adoption of this consensus or FSP to have a material impact on its consolidated financial statements.
      On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. Upon ratification by the Financial Accounting Standards Board (“FASB”), EITF 04-8 will become effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.
Note 2.     Cash and Restricted Cash
      Cash includes an amount restricted by a lender to pay current construction costs and long-term restricted cash for debt service reserves as required under long-term debt agreements (Note 9).

	2004	2003

Cash and cash equivalents	€49,568	€51,993
Cash, restricted	45,295	15,187

Total current cash, cash equivalents and restricted cash	€94,863	€67,180

Long-term cash restricted	€47,538	€44,180

      The Company maintains cash balances in foreign financial institutions in excess of insured limits.
Note 3.     Investments
Investments — Current
      As of December 31, 2004 and 2003, an investment in common shares of one company represents 100% of the total value of trading securities, which is included in prepaids and other. The change in net unrealized holding gains (losses) on trading securities which has been included in earnings was €20, €184 and €(501) during 2004, 2003 and 2002, respectively.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Investments — Non-Current
      Equity securities of two companies represented 100% and 96% of the total available-for-sale securities at December 31, 2004 and 2003, respectively.

	2004	2003	2002

Cost	€1,288	€1,716	€13,033
Gross unrealized loss	(305)	(695)	(8,306)

Fair value	€983	€1,021	€4,727

Year ended December 31
Proceeds from sale	€1,161	€6,408	€948

Net realized gains	€118	€682	€66

      Also included in long-term investments were equity securities stated at cost of €Nil, €623, and €865 at December 31, 2004, 2003 and 2002, respectively, which did not have a readily determinable fair value. However, management believes that the estimate market value is not less than the carrying value.
Equity Method Investments
      At December 31, 2002, the Company exchanged its 80% interest in Landqart AG (“Landqart”) for a 49% interest in Equitable Industries Limited Partnership (“Equitable”), resulting in a 39% indirect interest in Landqart. The Company recorded this non-monetary exchange based on the carrying value of Landqart, resulting in no gain or loss being recorded.
      In the year ended December 31, 2003, in addition to recognition of equity losses, an impairment charge of €2,255 was taken to reflect uncertainty about value.
      In the year ended December 31, 2004, the Company increased its investment through advances of €2,071 offset by equity losses of €284.
Note 4.     Receivables

	December 31

	2004	2003

Sale of pulp and paper products (net of allowance of €247 and €137, respectively)	€37,966	€16,854
Value added tax	7,048	11,250
Other	4,753	4,181
Foreign exchange derivative gains	4,920	743

	€54,687	€33,028

      The Company reviews the collectability of receivables on a periodic basis. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on the receivables. Any amounts that are determined to be uncollectible are charged off against the allowance. The amounts of allowance and charge-off are based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. The Company does not generally require collateral for any of its receivables.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Note 5.     Inventories

	December 31

	2004	2003

Pulp and paper
Raw materials	€38,679	€16,203
Work in process and finished goods	14,219	7,706

	€52,898	€23,909

Note 6.     Property, Plant and Equipment

	December 31

	2004	2003

Land	€24,899	€8,034
Buildings	148,062	13,504
Production and other equipment	912,626	336,204

	1,085,587	357,742
Less: Accumulated depreciation	(149,552)	(115,799)

	936,035	241,943
Construction in progress	—	503,235

	€936,035	€745,178

      The Stendal pulp mill was substantially complete and ready for its intended use on September 18, 2004. Effective September 18, 2004, the Company began expensing all of the costs, including interest, related to the mill and began depreciating it. A depreciation period of 25 years was established based on the expected useful life of the production assets. Depreciation was computed using the straight-line method in accordance with the Company’s accounting policies. During 2003, all capitalized costs related to the Stendal pulp mill were included in construction in progress.
      In conjunction with establishing the depreciation period for the Stendal mill, the Company also reviewed the useful life of the Rosenthal mill, which resulted in a change in the estimate of its useful life from an initial 15 to 25 years. The change in estimate was reflected effective July 1, 2004. As the Rosenthal mill had been depreciated for approximately 5 years as of July 1, 2004, the change in estimate reflects a remaining depreciable life of approximately 20 years. The total effect of the change in estimate resulted in a decrease of approximately €4,375 in cost of sales and increase net income and an increase in basic and diluted net income per share of €0.25 and €0.15, respectively, for the year ended December 31, 2004.
      Included in production and other equipment is equipment under capital leases which had gross amounts of €16,940 and €6,645, and accumulated depreciation of €6,686 and €4,185, respectively, as at December 31, 2004 and 2003. During the years 2004, 2003 and 2002, production and other equipment totaling €10,295, €2,809 and €385, respectively, was acquired under capital lease obligations.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Note 7.     Accounts Payable and Accrued Expenses

	December 31

	2004	2003

Trade payables	€14,592	€12,241
Accounts payable and other	9,867	10,854
Accrued expenses	27,367	11,320
Derivative contracts	1,167	1,156
Capital leases, current portion	3,549	1,843

	€56,542	€37,414

Note 8.     Debt, Current

	December 31

	2004	2003

Note payable	€1,394	€1,377
Debt, Stendal	90,000	80,000
Debt, current portion	15,696	15,801

Total current debt	€107,090	€97,178

      The Company has a note payable to banks of €1,394 and €1,377 at December 31, 2004 and 2003, respectively. The notes bear interest at a rate of 5.25% as at December 31, 2004.
      As part of the Company’s total Stendal credit facility (Note 9), the Company has secured a line of credit specifically to finance a portion of construction costs that will be primarily recovered by way of government grants. The interest rate is described in Note 9 and the balance will be extinguished upon receipt of the grants. As at December 31, 2004, €90,000 had been advanced to the Company, and €65,900 of applications for grant recoveries were outstanding.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Note 9.     Long-Term Debt
      Long-term debt consists of the following:

	December 31

	2004	2003

Note payable to bank, interest at rates varying from 4.5% to 6.8% at December 31, 2004, principal due in semi-annual installments based on a percentage of the final loan amount beginning at 2.9% to 5.3%, until the note is due on September 30, 2013, collateralized by receivables (amounting to €15,534 and €13,716 at December 31, 2004 and 2003, respectively), inventory (amounting to €13,727 and €15,791 at December 31, 2004 and 2003, respectively) and a subsidiary’s operating pulp mill assets with 48% and 32% principal plus interest guaranteed by the Federal Republic of Germany and the State of Thuringia, respectively; restricted cash amounted to €28,464 and €25,106 at December 31, 2004 and 2003, respectively, in connection with this borrowing; payment of dividends by the subsidiary is permitted if certain cash flow requirements are met. This borrowing was refinanced in February 2005 (see Note 19)
	€171,599	€191,653

Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually, convertible at any time by the holder into shares of beneficial interest of the Company at U.S. $7.75 per share, unsecured. The Company may redeem for cash all or a portion of these notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, the holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, the notes are not subject to any sinking fund requirements (see Note 19)
	60,940	65,496

Note payable to bank, interest at Euribor plus 4.5% (rate on amount of borrowing at December 31, 2004, is 6.7%), unsecured, due in semi-annual installments beginning in March 2004, due in 2013 (see Note 19)	7,092	7,600

Notes payable to a bank, interest at 4.15% and 4.3% at December 31, 2004, secured by paper mill property, inventory and guarantee, due in semi-annual installments beginning in June 2005, due in December 2012	1,367	3,500

Notes payable to a bank, interest at 2.65% at December 31, 2004, secured by paper mill property and guarantee, due in quarterly instalments beginning in December 2004, due in June 2013	2,403	2,500

Note payable to a company, interest at 6%, due February 26, 2004, unsecured	—	953

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

	December 31

	2004	2003

Note payable to a bank, interest at three month Euribor plus 1.75% at December 31, 2004 (rate on borrowing at December 31, 2004 is 3.87%), secured by paper mill property and guarantee, due in quarterly instalments beginning in June 2005, due in June 2009	783	—

	244,184	271,702
Less: Current portion	(15,696)	(15,801)

Debt, other operations	228,488	255,901

Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill, interest at rates varying from Euribor plus 0.90% to Euribor plus 1.85% (rates on amounts of borrowing at December 31, 2004 range from 3.07% to 4.02%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal pulp mill, and at December 31, 2004, restricted cash amounting to €19,074, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Sachsen-Anhalt, respectively, of up to €586,550 of outstanding principal balance, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of credit facility (none required at December 31, 2004); payment of dividends is permitted if certain cash flow requirements are met. A €90,000 special purpose tranche is described in Note 8
	541,400	314,400

Loans payable to minority shareholders of Stendal pulp mill, interest at 7% payable in September 2006 then payable semi-annually beginning March 2007, unsecured, subordinated to all liabilities of the Stendal pulp mill, due in 2017, €2,454 and €5,647 of Stendal’s net loss was applied to these loans in 2004 and 2003 due to a right of offset under German law	7,384	9,838

Debt, Stendal	548,784	324,238
Debt, other operations	228,488	255,901

Total	€777,272	€580,139

      As of December 31, 2004, the principal maturities of long-term debt are as follows:

Matures	Amount

2005	€15,696
2006	35,490
2007	43,172
2008	48,572
2009	56,358
Thereafter	593,680

€792,968

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Consisting of:

Amount

Debt, Stendal	€548,784
Debt, other operations before current portion	244,184

€792,968

      Interest paid amounted to €43,581 in 2004, €25,441 in 2003 and €13,984 in 2002.
Note 10.     Income Taxes
      The provision for current income taxes consists entirely of non U.S. taxes for the years ended December 31, 2004, 2003 and 2002, respectively.
      Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,

	2004	2003	2002

U.S. Federal statutory rates on loss from operations	€9,057	€2,063	€5,967
Tax differential on foreign income (loss)	882	(66)	474
Valuation allowance	32,537	(1,992)	(6,356)
Recovery of (provision for) tax reassessments	1,692	(2,962)	—
Other	(5)	(215)	179

	€44,163	€(3,172)	€264

Comprised of:
Current	€1,687	€(3,172)	€264
Deferred	42,476	—	—

	€44,163	€(3,172)	€264

      Deferred income tax assets are composed of the following:

	December 31

	2004	2003

German tax loss carryforwards	€29,746	€62,672
Basis difference between income tax and financial reporting with respect to German operating pulp mill	25,775	1,079
Derivative financial instruments	28,601	16,251
U.S. tax loss carry forwards	7,000	4,481

	91,122	84,483
Valuation allowance	(38,665)	(74,503)

Net deferred tax asset	€52,457	€9,980

Comprised of:
Deferred income tax asset	€54,519	€9,980
Deferred income tax liability	(2,062)	—

	€52,457	€9,980

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      During the fourth quarter the Company completed a re-organization of certain German subsidiary companies, settled tax field audits for years prior to 2001, and successfully operated the Stendal mill. These events caused the Company to re-evaluate the deferred income taxes asset valuation allowance. Management has concluded that the valuation allowance with respect only to the deferred income tax benefit of timing differences is no longer necessary.
      The Company’s subsidiaries in Germany are the subject of income tax audits in Germany on a continuing basis which may result in changes to the amounts in the above table. Because of this and other certainties regarding future amounts of taxable income in Germany and the United States, the Company has provided a valuation reserve for all of its deferred tax assets relating to tax losses carried forward for income tax purposes.
      The Company’s U.S. losses carried forward amount to approximately €20,587 at December 31, 2004, and will expire in years ending in 2024, if not used. Management believes that these tax loss carryforwards are not likely to be utilized, under current circumstances, and has fully reserved any resulting potential tax benefit.
      Income (loss) from foreign source operations amounted to €31,206, €5,270 and €(3,275) for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are intended to be indefinitely reinvested in operations. Since available-for-sale securities are primarily securities held by foreign subsidiaries and the proceeds are expected to be reinvested, no tax has been provided in the determination of other comprehensive income for the years ended December 31, 2003 and 2002.
      Income taxes paid amounted to €16, €309 and €895 in 2004, 2003 and 2002, respectively.
Note 11.     Shareholders’ Equity
      In December 2003, the Company adopted a shareholder protection rights plan to replace its current plan which expired on December 31, 2003. The new plan is on substantially similar terms as the Company’s prior rights plan and will expire on December 31, 2005. Under the new plan, the Company issued one attached preferred share purchase right for each outstanding share of beneficial interest. A total of 17,099,899 rights were issued which allow the holder to acquire from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of U.S. $75 per one one-hundredth of a preferred share. The Company has the right to repurchase the rights for U.S. $0.01 each.
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

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Note 12.     Stock-Based Compensation
      The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 shares of beneficial interest including options for 130,000 shares to trustees who are not officers or employees. During 2004, the Company adopted a stock incentive plan which provides for options, stock appreciation rights and restricted shares to be awarded to employees and outside trustees to a maximum of 1,000,000 shares.
      Following is a summary of the status of the plan during 2004, 2003 and 2002:

	Number of	Weighted Average
	Shares	Exercise Price

		(In U.S. Dollars)
Outstanding at December 31, 2001	2,206,000	$7.67
Granted	18,000	7.46
Cancelled	(6,000)	7.46

Outstanding at December 31, 2002	2,218,000	7.67
Granted	200,000	6.01
Cancelled	(372,500)	9.83

Outstanding at December 31, 2003	2,045,500	7.12
Granted	—	—
Exercised	(861,000)	6.34
Cancelled	(129,500)	16.68

Outstanding at December 31, 2004	1,055,000	$6.58

      In 2003, the Company and one of its major shareholders entered into a settlement agreement pursuant to which, among other things, the Company issued options to acquire an aggregate of 375,000 shares of beneficial interest of the Company exercisable at a price of U.S.$4.53 per share expiring between September 22, 2003 and June 20, 2004, of which options to acquire 225,000 shares of beneficial interest were exercised in 2003, and options to acquire 150,000 shares of beneficial interest were outstanding as of December 31, 2003. The total fair value of these stock options were €440, which is estimated on the grant date using the Black-Scholes model, based on the risk-free interest rate of 0.60%, expected life of 0.28 years, expected volatility of 20.84% and expected dividend yield of 0%. The fair value of these stock options are included in the consolidated statements of operations. In 2004, 73,330 shares of beneficial interest were issued as a result of the cashless exercise of the remaining 150,000 stock options. This resulted in a total stock-based expense of €532 charged to the consolidated statements of operations.
      Following is a summary of the status of options outstanding at December 31, 2004:

Outstanding Options

		Weighted		Exercisable Options
Exercise		Average	Weighted
Price		Remaining	Average		Weighted Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price

(In U.S. Dollars)					(In U.S. Dollars)
5.65 - 6.375	920,000	5.5	6.30	886,666	$6.32
8.50	135,000	2.5	8.50	135,000	$8.50

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Note 13.     Net Income (Loss) Per Share

	Year ended December 31,

	2004	2003	2002

Net income (loss) from continuing operations — Basic	€19,980	€(3,593)	€(6,322)
Interest on convertible notes, net of tax	5,395	—	—

Net income (loss) from continuing operations — Diluted	€25,375	€(3,593)	€(6,322)

Weighted average number of common shares outstanding:
Basic	17,426,351	16,940,858	16,774,515
Effect of dilutive shares:
Stock options and awards	453,839	—	—
Convertible notes	10,645,161	—	—

Diluted	28,525,351	16,940,858	16,774,515

Net income (loss) from continuing operations per share:
Basic	€1.15	€(0.21)	€(0.38)

Diluted	€0.89	€(0.21)	€(0.38)

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Note 14.     Business Segment Information
      The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies.
      The pulp segment consists of two operating mills located in Germany which produce and market kraft pulp. The paper segment consists of two mills located in Germany. In 2002 the paper segment also consisted of a mill located in Switzerland. As of December 31, 2002, this mill became an equity investee with its losses included as one line item on the consolidated statements of operations in 2003.
      Both segments operate in industries which are cyclical in nature and their markets are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.
      Summarized financial information concerning the segments is shown in the following table:

	Year ended December 31, 2004

					Corporate,
	Rosenthal	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Paper	Eliminations	Total

Sales to external customers	€137,287	€41,225	€178,512	€54,591	€—	€233,103
Transportation and other	11,360	2,851	14,211	818	(234)	14,795
Intersegment net sales	1,949	885	2,834	—	(2,834)	—

	150,596	44,961	195,557	55,409	(3,068)	247,898

Operating costs	106,557	47,988	154,545	51,444	(3,031)	202,958
Operating depreciation and amortization	17,751	9,022	26,773	2,356	15	29,144
General and administrative	10,733	8,560	19,293	4,711	3,095	27,099
Impairment of assets	—	—	—	6,000	—	6,000
Flooding grants, less losses and expenses	—	—	—	669	—	669

	135,041	65,570	200,611	65,180	79	265,870

(Loss) income from operations	15,555	(20,609)	(5,054)	(9,771)	(3,147)	(17,972)
Interest expense	(8,562)	(12,190)	(20,752)	(564)	(2,433)	(23,749)
Unrealized loss on interest rate derivatives	(11)	(32,320)	(32,331)	—	—	(32,331)
Realized gain on foreign exchange derivatives	13,253	31,214	44,467	—	—	44,467
Other income (expense)	3,067	(414)	2,653	176	119	2,948

(Loss) income before income taxes and minority interest	23,302	(34,319)	(11,017)	(10,159)	(5,461)	(26,637)

Segment assets	394,569	810,267	1,204,836	22,735	28,078	1,255,649

Capital expenditures	3,860	396,578	400,438	4,707	78	405,223

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

	Year ended December 31, 2003

					Corporate,
	Rosenthal	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Paper	Eliminations	Total

Sales to external customers	€126,594	€—	€126,594	€55,862	€—	€182,456
Transportation and other	10,623	251	10,874	1,226	—	12,100
Intersegment net sales	2,335	—	2,335	—	(2,335)	—

	139,552	251	139,803	57,088	(2,335)	194,556

Operating costs	107,409	—	107,409	50,709	(2,335)	155,783
Operating depreciation and amortization	21,881	—	21,881	2,026	—	23,907
General and administrative	8,332	3,641	11,973	5,168	2,182	19,323
Settlement expenses	—	—	—	—	1,041	1,041
Flooding grants, less losses and expenses	—	—	—	(957)	—	(957)

	137,622	3,641	141,263	56,946	888	199,097

(Loss) income from operations	1,930	(3,390)	(1,460)	142	(3,223)	(4,541)
Interest expense	(8,445)	(321)	(8,766)	(502)	(2,255)	(11,523)
Realized and unrealized loss on interest rate derivatives	(111)	(13,042)	(13,153)	—	—	(13,153)
Realized gain on foreign exchange derivatives	28,578	743	29,321	—	—	29,321
Impairment of investments	(4,480)	—	(4,480)	(1,090)	(2,255)	(7,825)
Other income (expense)	1,431	(3,307)	(1,876)	44	3,485	1,653

(Loss) income before income taxes and minority interest	18,903	(19,317)	(414)	(1,406)	(4,248)	(6,068)

Segment assets	374,738	555,966	930,704	30,523	(25,322)	935,905

Capital expenditures	6,869	399,403	406,272	7,778	—	414,050

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

	Year ended December 31, 2002

					Corporate,
	Rosenthal	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Paper	Eliminations	Total

Sales to external customers	€130,173	€—	€130,173	€97,710	€—	€227,883
Transportation and other	10,408	240	10,648	601	—	11,249
Intersegment net sales	4,878	—	4,878	—	(4,878)	—

	145,459	240	145,699	98,311	(4,878)	239,132

Operating costs	106,403	—	106,403	86,380	(4,878)	187,905
Operating depreciation and amortization	21,567	—	21,567	3,991	—	25,558
General and administrative	14,068	1,823	15,891	10,589	(1,501)	24,979
Flooding grants, less losses and expenses	—	—	—	1,835	—	1,835

	142,038	1,823	143,861	102,795	(6,379)	240,277

(Loss) income from operations	3,421	(1,583)	1,838	(4,484)	1,501	(1,145)
Interest expense	(11,752)	—	(11,752)	(1,231)	(770)	(13,753)
Realized and unrealized loss on interest rate derivatives	(2,303)	(30,108)	(32,411)	—	—	(32,411)
Realized gain on foreign exchange derivatives	25,732	—	25,732	—	—	25,732
Other income (expense)	1,459	(1,298)	161	3,787	78	4,026

(Loss) income before income taxes and minority interest	16,557	(32,989)	(16,432)	(1,928)	809	(17,551)

Segment assets	405,002	223,386	628,388	29,438	(58,076)	599,750

Capital expenditures	8,426	186,570	194,996	5,374	—	200,370

      The following table presents net sales to external customers by geographic area based on location of the customer.

	2004	2003	2002

Germany	€88,119	€80,306	€88,809
Italy	54,832	46,609	46,027
Other European Union countries	64,846	29,936	31,631
Eastern European and other countries	25,306	25,605	61,416

	€233,103	€182,456	€227,883

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      The following table presents total assets by geographic area based on location of the asset.

	2004	2003	2002

Germany	€1,227,571	€918,316	€590,350
Other	28,078	17,589	9,400

	€1,255,649	€935,905	€599,750

      In 2004, pulp sales to one customer amounted to 10% (2003 — 11%; 2002 — 12%) of total pulp sales.
Note 15.     Financial Instruments
      The fair value of financial instruments at December 31 is summarized as follows:

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	€49,568	€49,568	€51,993	€51,993
Cash restricted	92,833	92,833	59,367	59,367
Note payable	1,394	1,394	1,377	1,377
Long-term debt and Debt, Stendal	882,968	882,968	675,940	675,940
Interest rate derivative contracts — liability	76,638	76,638	44,307	44,307
Foreign exchange rate derivative contracts — asset	4,920	4,920	743	743
      In common with other pulp and paper companies, sales are based in U.S. dollars. As a result of these transactions the Company and its subsidiaries has financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.
      The carrying value of cash and cash equivalents approximates the fair value due to its short-term maturity. The fair value of cash restricted was equal to its carrying amount because it is in an account which bears a market rate of interest. The fair value of the note payable (Note 8) was determined using discounted cash flows at prevailing market rates. The fair value of long term debt reflects prevailing market conditions and the Company’s use of derivative instruments to manage interest rate risk. The fair values of the interest rate and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.
      The Company has entered into interest rate and foreign exchange derivative instruments in connection with certain of its long-term debt (Note 9). The contracts are with the same banks which hold the debt and the Company does not anticipate non-performance by the banks.
      The Company uses interest rate derivatives to fix the rate of interest on indebtedness under the Rosenthal and Stendal loan facilities and uses foreign exchange derivatives to convert some costs (including currency swaps relating to long-term indebtedness) from Euros to US dollars.
Interest Rate Derivatives
      At December 31, 2004, the Company has entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,619 of the principal amount of the long-term indebtedness under the Stendal loan facility. The aggregate notional amount of these contracts ranges from €464,895 to €612,619, at a fixed interest rate of 5.28% and they mature from May 2005 to October 2017 (the maturity of the Stendal loan facility). The Company recognized a loss of

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
€32,320 and €13,042 with respect to these interest rate swaps for the year ended December 31, 2004 and 2003, respectively.
      At December 31, 2004, the Company has entered into certain interest rate contracts with an aggregate notional amount of €131,700, maturing September 2007 and recognized a loss of €11 and €111 with respect to these interest rate cap contracts for the year ended December 31, 2004 and 2003, respectively (see Note 19).
Foreign Exchange Derivatives
      During 2004, the Company entered into and subsequently settled certain currency swaps with an initial aggregate notional amount of €Nil and recognized a gain of €39,578. During 2003, the Company entered into and subsequently settled certain currency swaps with an aggregate notional amount of €Nil and recognized a gain of €24,059.
      During 2004, the Company entered into and subsequently settled certain currency forward contracts with an aggregate notional amount of €Nil and recognized a gain of €4,889. During 2003, the Company entered into and subsequently settled certain currency forward contracts with an aggregate notional amount of €Nil and recognized a gain of €5,262.
Credit Risk
      The Company does not have significant exposure to any individual customer or counterparty. Concentrations of credit risk on the sale of paper and pulp products are with customers based in Germany, Italy, other European countries, and other.
Note 16.     Lease Commitments
      Minimum lease payments under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2004 were as follows:

	Capital	Operating
	Leases	Leases

2005	€3,549	€1,355
2006	3,313	1,031
2007	3,897	522
2008	1,478	179
2009	125	89
Thereafter	41	193

Total	12,403	€3,369

Less imputed interest	(104)

Total present value of minimum capitalized payments	12,299
Less current portion of capital lease obligations	(3,549)

Long-term capital lease obligations	€8,750

      Rent expense under non-cancellable operating leases was €1,783, €2,231 and €1,876 for 2004, 2003 and 2002, respectively. The current portion of the capital lease obligations is included in accounts payable and accrued expenses and the long-term portion is included in capital leases and other in the consolidated balance sheets.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Note 17.     Commitments and Contingencies
      At December 31, 2004 and 2003, the Company recorded a liability for environmental conservation expenditures of €3,475 and €1,848, respectively. Management believes the liability amount recorded is sufficient.
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
      The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the estimated outcome of such issues will not have a material effect on the Company’s financial statements.
Note 18.     Impairment Charge
      The paper segment has reported weaker than expected returns for a period of time and certain initiatives to increase the return on the assets have been unsuccessful to date. As a result, the Company reviewed the paper segment for possible impairment of value. The Company has recorded an impairment of €6,000 against the Fährbrücke mill assets during the year ended December 31, 2004. Fair value of the assets was based primarily on cash flow analysis and information available from unsolicited third-party interests in these assets.
Note 19.     Subsequent Events
      On February 14, 2005, the Company completed its acquisition of the Celgar NBSK pulp mill. The Company acquired substantially all of the assets of Celgar for a purchase price of €161,775 (US$210,000), of which €130,961 (US$170,000) was paid in cash and €30,814 (US$40,000) was paid in shares of beneficial interest of Mercer, plus an amount to be determined for the defined working capital at the Celgar mill on the closing date of the acquisition. The Company did not assume any of Celgar’s debt, equity and other liabilities, except for certain accrued employee liabilities, pension plan and post retirement benefit obligations and asset retirement obligations. The purchase price is subject to certain adjustments and excludes fees and expenses. The aggregate purchase price of the acquisition is estimated to be €177,405 (US$230,289).

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      The preliminary estimated allocation of the purchase price is summarized below and is subject to change.

Purchase price:
Cash (including deferred working capital)	€142,739
Equity — shares of beneficial interest	30,814
Estimated acquisition costs	3,852

€177,405

Net assets acquired:
Receivables	€34
Inventories	19,671
Prepaids	298
Property, plant and equipment	170,861
Other assets	555
Accrued expenses	(2,732)
Asset retirement obligation	(600)
Pension plan and post-retirement benefits obligation	(10,682)

€177,405

      On February 14, 2005, the Company completed its sale of $310,000 of 9.25% senior unsecured notes due 2013 and 9,416,196 shares of beneficial interest at a price of $8.50 per share. On February 22, 2005, the Company issued an additional 1,352,504 shares of beneficial interest at a price of $8.50 per share as part of the over-allotment option granted to the underwriters. The Company used net proceeds to pay the cash portion of the purchase price for the Celgar pulp mill to repay all of the bank indebtedness of its Rosenthal pulp mill and for working capital.
      The notes are the Company’s senior unsecured obligations and, accordingly, will rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of the subsidiaries, equal in right of payment with all existing and future unsecured senior indebtedness and senior in right of payment to the 8.5% convertible senior subordinated notes due 2010 and any future subordinated indebtedness.
      The notes were issued under an indenture which, among other things, restricts the Company’s ability and the ability of the restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness; (iv) make investments; (v) certain other restrictions and covenants relating to sale of assets and inter-company transactions.
      On February 14, 2005, the Company also entered into a $30,000 revolving working capital facility for the Celgar pulp mill and a €40,000 revolving working capital facility for its Rosenthal pulp mill.
      The €40,000 revolving working capital facility for the Rosenthal mill consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The facility will mature in February 2010. The facility is secured by a first fixed charge on the inventories, receivables and accounts of Rosenthal.
      The $30,000 revolving working capital facility for the Celgar mill consists of a 364 day revolving credit facility convertible to a one year non-revolving term loan at the election of the borrower. The revolving facility has a term of 364 days and the term facility will mature on the first anniversary of the conversion date. The

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
facility is secured by a first charge on the current assets of the borrower and a guarantee and postponement of claim delivered by the Company.
      In February 2005, Stendal entered into foreign currency derivatives in order to swap approximately €306,000 of long term indebtedness outstanding under the Stendal mill’s project loan facility into U.S. dollars at a rate of 1.2960 with a maturity in October 2017. Stendal also entered into a $50,000 currency forward contract at a rate of 1.3108 with a maturity in February 2006.
Note 20.     Restricted Group Supplemental Disclosure
      The terms of the indenture governing our 9.25% senior unsecured notes (note 19) requires that we provide the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries, referred to as the “Restricted Group”. During the years ended December 31, 2004 and 2003, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during these periods. We acquired the Celgar mill on February 14, 2005 and, as a result, its operations and financial condition are not included for the years ended December 31, 2004 and 2003.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Balance Sheet

	December 31, 2004

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current assets
Cash and cash equivalents	€45,487	€4,081	€—	€49,568
Cash restricted	—	45,295	—	45,295
Receivables	21,791	33,060	(164)	54,687
Inventories	13,911	38,987	—	52,898
Prepaid expenses and other	1,995	2,966	—	4,961

Total current assets	83,184	124,389	(164)	207,409
Cash restricted	28,464	19,074	—	47,538
Property, plant and equipment	213,678	722,394	(37)	936,035
Other	5,936	4,212	—	10,148
Deferred income tax	26,592	27,927	—	54,519
Due from unrestricted group	43,467	—	(43,467)	—

Total assets	€401,321	€897,996	€(43,668)	€1,255,649

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€19,615	€37,091	€(164)	€56,542
Construction costs payable	—	65,436	—	65,436
Debt, current portion	15,089	92,001	—	107,090

Total current liabilities	34,704	194,528	(164)	229,068
Debt, Stendal	—	548,784	—	548,784
Debt, less current portion	224,542	3,946	—	228,488
Due to restricted group	—	43,467	(43,467)	—
Unrealized interest rate derivative	—	75,471	—	75,471
Capital leases and other	1,878	7,157	—	9,035
Deferred income tax	1,719	343	—	2,062

Total liabilities	262,843	874,550	(43,631)	1,092,908

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	138,478	24,300	(37)	162,741

Total liabilities and shareholders’ equity	€401,321	€897,996	€(43,668)	€1,255,649

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Balance Sheet

	December 31, 2003

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current assets
Cash and cash equivalents	€47,275	€4,718	€—	€51,993
Cash restricted	—	15,187	—	15,187
Receivables	16,921	16,107	—	33,028
Inventories	15,829	8,080	—	23,909
Prepaid expenses and other	2,761	1,523	—	4,284

Total current assets	82,786	45,615	—	128,401
Cash restricted	25,106	19,074	—	44,180
Property, plant and equipment	227,957	517,221	—	745,178
Other	5,300	3,900	(1,034)	8,166
Deferred income tax	9,980	—	—	9,980
Due from unrestricted group	41,669	—	(41,669)	—

Total assets	€392,798	€585,810	€(42,703)	€935,905

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€20,142	€17,272	€—	€37,414
Construction costs payable	—	42,756	—	42,756
Debt, current portion	15,705	81,473	—	97,178

Total current liabilities	35,847	141,501	—	177,348
Debt, Stendal	—	324,238	—	324,238
Debt, less current portion	249,997	5,904	—	255,901
Due to restricted group	—	41,669	(41,669)	—
Unrealized interest rate derivative	—	43,151	—	43,151
Capital leases and other	2,412	—	—	2,412

Total liabilities	288,256	556,463	(41,669)	803,050

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	104,542	29,347	(1,034)	132,855

Total liabilities and shareholders’ equity	€392,798	€585,810	€(42,703)	€935,905

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Statement of Operations

	December 31, 2004

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€150,596	€100,370	€(3,068)	€247,898

Operating costs	106,557	99,432	(3,031)	202,958
Operating depreciation and amortization	17,766	11,378	—	29,144
General and administrative	13,828	13,271	—	27,099
Impairment of capital assets	—	6,000	—	6,000
Flooding grants, less losses and expenses	—	669	—	669

Income (loss) from operations	12,445	(30,380)	(37)	(17,972)

Other income (expense)
Interest expense	(10,941)	(14,298)	1,490	(23,749)
Investment and other income	3,132	1,306	(1,490)	2,948
Derivative financial instruments
Unrealized loss on interest rate derivatives	(11)	(32,320)	—	(32,331)
Realized gain on foreign exchange derivatives	13,253	31,214	—	44,467

Total other expense (expense)	5,433	(14,098)	—	(8,665)

Income (loss) before income taxes and minority interest	17,878	(44,478)	(37)	(26,637)
Income tax benefit	17,235	26,928	—	44,163

Income (loss) before minority interest	35,113	(17,550)	(37)	17,526
Minority interest	—	2,454	—	2,454

Net income (loss)	€35,113	€(15,096)	€(37)	€19,980

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Statement of Operations

	December 31, 2003

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€139,552	€57,339	€(2,335)	€194,556

Cost of sales	107,409	50,709	(2,335)	155,783
Operating depreciation and amortization	21,881	2,026	—	23,907
General and administrative	10,514	8,809	—	19,323
Settlement expenses	1,041	—	—	1,041
Flooding grants, less losses and expenses	—	(957)	—	(957)

Loss from operations	(1,293)	(3,248)	—	(4,541)

Other income (expense)
Interest expense	(10,700)	(4,957)	4,134	(11,523)
Investment and other income	4,916	871	(4,134)	1,653
Derivative financial instruments
Unrealized loss on interest rate derivatives	(111)	(13,042)	—	(13,153)
Realized gain on foreign exchange derivatives	28,578	743	—	29,321
Impairment of equity method investments	(2,255)	—	—	(2,255)
Impairment of available-for-sale securities	(4,480)	(1,090)	—	(5,570)

Total other income (expense)	15,948	(17,475)	—	(1,527)

Income (loss) before income taxes and minority interest	14,655	(20,723)	—	(6,068)
Income tax (provision) benefit	(3,182)	10	—	(3,172)

Income (loss) before minority interest	11,473	(20,713)	—	(9,240)
Minority interest	—	5,647	—	5,647

Net income (loss)	€11,473	€(15,066)	€—	€(3,593)

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Statement of Operations

	December 31, 2002

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€145,459	€98,551	€(4,878)	€239,132

Cost of sales	106,403	86,380	(4,878)	187,905
Operating depreciation and amortization	21,567	3,991	—	25,558
General and administrative	12,567	12,412	—	24,979
Flooding grants, less losses and expenses	—	1,835	—	1,835

Income (loss) from operations	4,922	(6,067)	—	(1,145)

Other income (expense)
Interest expense	(12,522)	(1,231)	—	(13,753)
Investment and other income	(2,063)	4,191	1,898	4,026
Derivative financial instruments
Unrealized loss on interest rate derivatives	(2,303)	(30,108)	—	(32,411)
Realized gain on foreign exchange derivatives	25,732	—	—	25,732

Total other income (expense)	8,844	(27,148)	1,898	(16,406)

Income (loss) before income taxes and minority interest	13,766	(33,215)	1,898	(17,551)
Income tax (provision) benefit	(264)	528	—	264

Income (loss) before minority interest	13,502	(32,687)	1,898	(17,287)
Minority interest	—	10,965	—	10,965

Net income (loss)	€13,502	€(21,722)	€1,898	€(6,322)

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Financial Data
(Thousands, Except per Share Amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

2004
Net Sales	€52,922	€51,844	€49,102	€94,030
Gross profit	5,519	7,114	8,597	(5,434)
Income before extraordinary items and cumulative effect of a change in accounting	(18,966)	16,241	(9,879)	32,584
Income before extraordinary items and cumulative effect of a change in accounting, per share*	(1.11)	0.57	(0.57)	1.14
Net income (loss)	(18,966)	16,241	(9,879)	32,584

2003
Net Sales	€50,401	€47,913	€45,822	€50,420
Gross profit	4,335	5,644	(69)	4,956
Income before extraordinary items and cumulative effect of a change in accounting	(10,922)	873	876	5,580
Income before extraordinary items and cumulative effect of a change in accounting, per share*	(0.65)	0.05	0.05	0.33
Net income (loss)	(10,922)	873	876	5,580

*	on a diluted basis

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer International Inc.

Dated: March 14, 2005	By:	/s/ Jimmy S.H. Lee

Jimmy S.H. Lee Chairman
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman, Chief Executive Officer and Trustee	Date: March 14, 2005

/s/ David M. Gandossi David M. Gandossi Chief Financial Officer	Date: March 14, 2005

/s/ Eric Lauritzen Eric Lauritzen Trustee	Date: March 14, 2005

/s/ William D. McCartney William D. McCartney Trustee	Date: March 14, 2005

/s/ Graeme A. Witts Graeme A. Witts Trustee	Date: March 14, 2005

/s/ Kenneth A. Shields Kenneth A. Shields Trustee	Date: March 14, 2005

/s/ Guy W. Adams Guy W. Adams Trustee	Date: March 14, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2	Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
3.1(a)*	Restated Declaration of Trust of the Company as filed with the Secretary of State of Washington on June 11, 1990 together with an Amendment to Declaration of Trust dated December 12, 1991.
(b)*	Amendments to Declaration of Trust dated July 8, 1993; August 17, 1993; and September 9, 1993.
3.2*	Trustees’ Regulations dated September 24, 1973.
4.1	Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2	Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3	First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
4.4	Registration Rights Agreement dated as of October 10, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference from Form 8-K dated October 15, 2003.
4.5	Registration Rights Agreement dated November 22, 2004 between Mercer International Inc. and KPMG Inc. Incorporated by reference from Form 8-K dated November 23, 2004.
4.6	Shareholder Rights Plan. Incorporated by reference from Form 8-K dated December 24, 2003.
4.7	First Amendment to Rights Agreement. Incorporated by reference from Form 8-K dated February 10, 2005.
10.1	Acquisition Agreement among Treuhandanstalt, Dresden Papier AG, Dresden Papier Holding GmbH, Mercer International Inc., and Shin Ho Paper Mfg. Co., Ltd. Incorporated by reference from Form 8-K dated September 20, 1993.
10.2	Acquisition Agreement among Treuhandanstalt, Zellstoff-und Papierfabrik Rosenthal GmbH, Raboisen Einhundertsechsundfunfzigste Vermogensverwaltungsgesellschaft GmbH, to be renamed ZPR Zellstoff-und Papierfabrik Rosenthal Holding GmbH, Mercer International Inc. and 448380 B.C. Ltd. dated July 3, 1994. Incorporated by reference from Form 8-K dated July 3, 1994.
10.3	Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10.4*	2002 Employee Incentive Bonus Plan.
10.5*	Form of Separation Agreement between Mercer International Inc. and Arbatax International Inc.
10.6	English Translation of a Loan Agreement in the amount of DM508,000,000 between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein on the one hand and Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft, Munich and Bayerische Vereinsbank Aktiengesellschaft, Munich on the other hand dated July 6, 1998. Incorporated by reference from Form 8-K dated July 16, 1998.

Exhibit No.	Description of Exhibit

10.7*	English Translation of Agreement on the obligations of the shareholders between Mercer International Inc., Spezialpapierfabrik Blankenstein GmbH and Zellstoff-und Papierfabrik Rosenthal Verwaltungs GmbH and Bayerische Hypo-und Vereinsbank Aktiengesellschaft dated February 11, 1999.
10.8	English Translation of Amendment Agreement No. 4 dated December 13, 2000 between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG and Bayerische Hypo-und Vereinsbank Aktiengesellschaft to the Loan Agreement dated July 6, 1998. Incorporated by reference from Form 8-K dated January 23, 2001.
10.9*	Purchase Agreement between Sihl and Mercer International Inc. dated December 14, 2001 relating to the acquisition of Landqart AG.
10.10	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.11	Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.12*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10.13*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10.14*	Purchase and Sale Agreement dated December 30, 2002 between Equitable Industries Limited Partnership and Mercer International Inc. relating to the sale of Landqart AG.
10.15*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.16*	English Translation of Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, Blankenstein a.d. Saale and Bayerische Hypo-und Vereinsbank AG dated May 27, 2002.
10.17	Purchase Agreement dated as of October 6, 2003 between Mercer International Inc. and RBC Dain Rauscher Inc. Incorporated by reference from Form 10-Q for the period ended September 30, 2003.
10.18	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.19	Settlement Agreement dated as of August 5, 2003 among Mercer International Inc., Greenlight Capital, L.L.C. and Greenlight Capital, Inc. Incorporated by reference from Form 8-K dated August 6, 2003.
10.20*	English translation of Refinancing Agreement dated December 12, 2003 between European Investment Bank and Zellstoff Stendal GmbH.
10.21	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.22	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.23	Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.

Exhibit No.	Description of Exhibit

10.24	Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.
10.25	Operating Credit Agreement dated February 11, 2005 between 0706906 B.C. Ltd. and Royal Bank of Canada. Incorporated by reference from Form 8-K dated February 17, 2005.
16	Letter regarding change in certifying accountant. Incorporated by reference from Form 8-K/A dated August 6, 2003.
21	List of Subsidiaries of Registrant.
23.1	Independent Auditors’ Consent of Deloitte & Touche LLP.
23.2	Independent Auditors’ Consent of Peterson Sullivan PLLC.
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certificate of Chief Financial Officer.
32.1**	Section 906 Certificate of Chief Executive Officer.
32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.