Form 10-Q
period 2005-03-31
MERCER INTERNATIONAL INC
filed 2005-05-10
CIK 75659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 000-09409

MERCER INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-6087550 (I.R.S. Employer Identification No.)

14900 Interurban Avenue South, Suite 282, Seattle, WA 98168
(Address of office)

(206) 674-4639
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

The Registrant had 33,053,455 shares of beneficial interest outstanding as at May 10, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

As at March 31, 2005 and December 31, 2004
(Unaudited)
(Euros in thousands)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	€114,096	€49,568
Cash restricted	70,421	45,295
Receivables	64,058	54,687
Inventories	81,330	52,898
Prepaid expenses and other	5,481	4,961

Total current assets	335,386	207,409
Long-Term Assets
Cash restricted	19,074	47,538
Property, plant and equipment	1,109,765	936,035
Investments	—	983
Equity method investments	3,967	4,096
Deferred note issuance and other costs	9,459	5,069
Deferred income tax	53,789	54,519

	1,196,054	1,048,240

Total assets	€1,531,440	€1,255,649

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€82,778	€56,542
Construction costs payable	67,737	65,436
Debt, current portion	102,269	107,090

Total current liabilities	252,784	229,068
Long-Term Liabilities
Debt, less current portion	928,803	777,272
Unrealized foreign exchange rate derivative loss	4,044	—
Unrealized interest rate derivative losses	75,127	75,471
Pension and other post-retirement benefit obligations	16,622	—
Capital leases and other	9,513	9,035
Deferred income tax	4,341	2,062

	1,038,450	863,840

Total liabilities	1,291,234	1,092,908
Minority Interest	—	—

SHAREHOLDERS’ EQUITY
Shares of beneficial interest	180,856	83,397
Additional paid-in capital, stock options	14	14
Retained earnings	49,509	69,176
Accumulated other comprehensive income	9,827	10,154

Total shareholders’ equity	240,206	162,741

Total liabilities and shareholders’ equity	€1,531,440	€1,255,649

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Three Months Ended March 31, 2005 and 2004
(Unaudited)
(Euros in thousands, except for loss per share)

	2005	2004

Revenues	€97,893	€50,316

Costs and expenses:
Cost of sales	90,989	45,418
General and administrative expenses	7,798	6,541
Flooding losses and expenses, less grant income	—	253

Total costs and expenses	98,787	52,212

Loss from operations	(894)	(1,896)

Other income (expense)
Interest expense	(19,263)	(2,988)
Investment income	175	934
Derivative financial instruments, net (Note 8)	(3,859)	(22,445)
Foreign exchange gain on debt	2,297	—
Impairment of investments	(1,645)	—

Total other expense	(22,295)	(24,499)

Loss before income taxes and minority interest	(23,189)	(26,395)
Income tax (provision) benefit	(3,035)	20

Loss before minority interest	(26,224)	(26,375)
Minority interest	6,557	7,409

Net loss	€(19,667)	€(18,966)

Retained earnings, beginning of period	69,176	49,196

Retained earnings, end of period	€49,509	€30,230

Loss per share
Basic and diluted	€(0.77)	€(1.11)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For Three Months Ended March 31, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004

Net loss	€(19,667)	€(18,966)

Other comprehensive loss:
Foreign currency translation adjustments	(632)	(1,656)
Unrealized gains on securities
Unrealized holding gains arising during the period	305	507

Other comprehensive loss	(327)	(1,149)

Total comprehensive loss	€(19,994)	€(20,115)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Three Months Ended March 31, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004
Cash Flows from (used in) Operating Activities:
Net loss	€(19,667)	€(18,966)
Adjustments to reconcile net loss to cash flows from operating activities
Cumulative unrealized losses on derivatives	3,754	22,445
Depreciation and amortization	11,161	6,429
Unrealized foreign exchange gain on debt	(2,297)	—
Impairment of investments	1,645	—
Minority interest	(6,557)	(7,409)
Deferred income taxes	3,009	(20)
Stock compensation expense	36	596
Other	392	(30)

Changes in current assets and liabilities
Receivables	(9,565)	4,014
Inventories	(8,463)	(3,014)
Accounts payable and accrued expenses	24,609	6,015
Other	(401)	(1,609)

Net cash from (used in) operating activities	(2,344)	8,451

Cash Flows from (used in) Investing Activities:
Purchase of property, plant and equipment, net of investment grants	(4,136)	(50,640)
Acquisition of Celgar pulp mill	(146,286)	—
Sale of available-for-sale securities	—	614

Net cash used in investing activities	(150,422)	(50,026)

Cash Flows from (used in) Financing Activities:
Cash restricted	3,338	(14,664)
Increase in construction costs payable	2,301	(29,371)
Proceeds from borrowings of notes payable and debt	323,093	90,000
Repayment of notes payable and debt	(178,691)	(8,384)
Repayment of capital lease obligations	(1,147)	(243)
Issuance of shares of beneficial interest	66,645	308

Net cash from financing activities	215,539	37,646

Effect of exchange rate changes on cash and cash equivalents	1,755	72

Net increase (decrease) in cash and cash equivalents	64,528	(3,857)
Cash and cash equivalents, beginning of period	49,568	51,993

Cash and cash equivalents, end of period	€114,096	€48,136

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 1. Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”).

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2004. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.

Note 2. Stock-Based Compensation

The Company has stock-based compensation plans, which are described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following tables illustrate the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2005	2004
Net Loss
As reported	€(19,667)	€(18,966)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(10)	(15)

Pro forma	€(19,677)	€(18,981)

Basic and Diluted Loss Per Share
As reported	€(0.77)	€(1.11)

Pro forma	€(0.77)	€(1.11)

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 3. Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per share takes into consideration shares outstanding (computed under basic earnings per share) and potentially dilutive shares. The following table sets out the computation of basic loss per share for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended
	March 31,
	2005	2004

Loss from continuing operations – basic	€(19,667)	€(18,966)

Weighted average number of common shares outstanding:
Basic	25,443,619	17,155,210

Loss from continuing operations per share:
Basic	€(0.77)	€(1.11)

For the three months ended March 31, 2005 and 2004, options and convertible notes were not included in the computation of diluted loss per share because they were anti-dilutive.

Note 4. Acquisition of the Celgar Mill and Related Financings

Acquisition

On February 14, 2005, the Company completed its acquisition of the Celgar NBSK pulp mill. The aggregate consideration for the acquisition was €177,100, which included €142,940 in cash, acquisition related expenditures of €3,346 and €30,814 was paid in shares of beneficial interest of the Company as more fully described below. The results of the Celgar mill are included in the consolidated statement of operations since the acquisition date.

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 4. Acquisition of the Celgar Mill and Related Financings (cont’d)

The preliminary estimated allocation of the purchase price is summarized below and may be adjusted when additional information on asset and liability valuations becomes available.

Purchase price:
Cash (including defined working capital)	€142,940
Equity – shares of beneficial interest	30,814
Estimated acquisition costs	3,346

€177,100

Net assets acquired:
Receivables	€32
Inventories	19,969
Prepaids and other assets	616
Property, plant and equipment	176,581
Accrued expenses and other liabilities	(4,103)
Pension plan and post-retirement benefits obligation	(15,995)

€177,100

Financings

In connection with the acquisition, in February 2005, the Company issued an aggregate of 4,210,526 shares of beneficial interest by way of private placement at a price of US$9.50 per share as part of the consideration for the acquisition of the Celgar mill. In addition, in February 2005, the Company issued US$310,000 of 9.25% senior unsecured notes due 2013 and an aggregate of 10,768,700 shares of beneficial interest at a price of US$8.50 per share by way of separate public offerings. The Company used the net proceeds from such public offerings to pay the cash portion of the purchase price for the Celgar pulp mill, to repay all of the bank indebtedness of its Rosenthal pulp mill and for working capital.

In February 2005, the Company also entered into a €23,132 (US$30,000) revolving working capital facility for the Celgar pulp mill and a €40,000 revolving term credit facility for its Rosenthal pulp mill. As at March 31, 2005, the Company had drawn a total of €25,483 against these facilities.

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 4. Acquisition of the Celgar Mill and Related Financings (cont’d)

Pro Forma Financial Summary (Unaudited)

The following pro forma financial summary is presented as if the acquisition of the Celgar pulp mill was completed as of January 1, 2005 and 2004. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities.

	Three Months Ended
	March 31,
	2005	2004

Total revenues	€119,616	€98,245
Net loss	€(28,485)	€(24,826)
Loss from continuing operations per share:
Basic and diluted	€(0.86)	€(0.77)

Note 5. Business Segment Information

The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies. The results of the Celgar mill presented below are from the date of its acquisition on February 14, 2005.

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 5. Business Segment Information (cont’d)

Summarized financial information concerning the segments is shown in the following table:

						Corporate,
	Rosenthal	Celgar(1)	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Three Months Ended March 31, 2005

Sales to external customers	€34,096	€7,616	€40,798	€82,510	€15,383	€—	€97,893
Intersegment net sales	—	—	1,554	1,554	—	(1,554)	—

	34,096	7,616	42,352	84,064	15,383	(1,554)	97,893

Operating costs	25,188	5,135	37,135	67,458	14,231	(1,687)	80,002
Depreciation and amortization	3,268	823	6,681	10,772	181	34	10,987
General and administrative	1,901	1,675	975	4,551	1,236	2,011	7,798

	30,357	7,633	44,791	82,781	15,648	358	98,787

Income (loss) from operations	3,739	(17)	(2,439)	1,283	(265)	(1,912)	(894)

Interest expense							(19,263)
Investment income							175
Derivative financial instruments, net							(3,859)
Foreign exchange gain on debt							2,297
Impairment of investments							(1,645)

							(22,295)

Loss before income taxes and minority interest							€(23,189)

Segment assets	€349,865	€220,739	€915,178	€1,485,782	€24,911	€20,747	€1,531,440

Capital expenditures	€594	€209	€2,460	€3,263	€850	€23	€4,136

Three Months Ended March 31, 2004

Sales to external customers	€35,009	€—	€—	€35,009	€15,307	€—	€50,316
Intersegment net sales	429	—	—	429	—	(429)	—

	35,438	—	—	35,438	15,307	(429)	50,316

Operating costs	25,807	—	—	25,807	13,758	(440)	39,125
Depreciation and amortization	5,582	—	—	5,582	552	159	6,293
General and administrative	1,988	—	2,741	4,729	1,174	638	6,541
Flooding grants, less losses and expenses	—	—	—	—	253	—	253

	33,377	—	2,741	36,118	15,737	357	52,212

Income (loss) from operations	2,061	—	(2,741)	(680)	(430)	(786)	(1,896)

Interest expense							(2,988)
Investment income							934
Derivative financial instruments, net							(22,445)

							(24,499)

Loss before income taxes and minority interest							€(26,395)

Segment assets	€369,523	€—	€557,672	€927,195	€29,444	€34,679	€991,318

Capital expenditures	€622	€—	€67,924	€68,546	€852	€1	€69,399

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 6. Inventories

	March 31, 2005	December 31, 2004

Raw materials	€54,012	€38,679
Work in process and finished goods	27,318	14,219

	€81,330	€52,898

Note 7. Pension and Other Post-Retirement Plans

The newly acquired Celgar pulp mill (see Note 4) maintains defined benefit pension plans and post-retirement benefit plans for certain employees. Pension expense is based on estimates from the Company’s actuary. Pension contributions for the period from acquisition to March 31, 2005 totaled €159. As the mill was acquired in 2005, there are no comparative amounts included in the quarter ended March 31, 2004.

	Three Months Ended March 31, 2005
	Pension Benefits	Post-Retirement Benefits

Service cost	€84	€49
Interest cost	158	88
Expected return on plan assets	(150)	—

Net periodic benefit cost	€92	€137

Note 8. Derivatives Transactions

	Three Months Ended March 31,
	2005	2004

Realized and unrealized net gain (loss) on interest rate derivatives	€49	€(17,466)
Unrealized net loss on foreign exchange derivatives	(4,098)	(4,979)
Unrealized gain on natural gas forward supply contract	190	—

	€(3,859)	€(22,445)

In addition to the derivatives reported in the Company’s annual report on Form 10-K for the year ended December 31, 2004, the Company entered into certain new derivative transactions in the first three months of 2005.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 8. Derivatives Transactions (cont’d)

In the first quarter of 2005, Stendal entered into foreign currency derivatives in order to swap approximately three-quarters of the long-term indebtedness outstanding under the Stendal mill’s project loan facility into U.S. dollars as follows: (i) approximately €306,300 was swapped into U.S. dollars at a rate of 1.2960 with a maturity in October 2017; and (ii) approximately €153,155 was swapped into U.S. dollars at a rate of 1.2990 with a maturity in October 2017. During the first quarter of 2005, Stendal also entered into a $50,000 currency forward contract at a rate of 1.3108 with a maturity in February 2006 and a $25,000 currency forward at a rate of 1.3080 with a maturity in September 2005. A net unrealized loss of approximately €4,098 was recognized in respect of these derivatives in the three months ended March 31, 2005.

In April 2005, Stendal entered into foreign currency derivatives in order to swap the balance of the long-term indebtedness under the Stendal mill’s project loan facility, being €153,155, into U.S. dollars at a rate of 1.2799 with a maturity in October 2017.

Note 9. Impairment Charges

The impairment charge relates to certain available-for-sale securities and a loan receivable from an investment in a venture company, which in April 2005 proposed to place itself into liquidation. As a result, management determined to record impairment charges sufficient to reduce its investment to the net amount estimated to be recovered.

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 10. Restricted Group Supplemental Disclosure

The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from the date of its acquisition on February 14, 2005. During the three months ended March 31, 2004 and as at December 31, 2004, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during this period. We acquired the Celgar mill in February 2005 and, as a result, its operations for the three months ended March 31, 2004 and financial condition at December 31, 2004 are not included for such periods. The Restricted Group excludes our paper operations and the Stendal mill.

Combined Condensed Balance Sheet

	March 31, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€67,457	€46,639	€—	€114,096
Cash restricted	—	70,421	—	70,421
Receivables	30,526	33,532	—	64,058
Inventories	45,106	36,224	—	81,330
Prepaid expenses and other	2,666	2,815	—	5,481

Total current assets	145,755	189,631	—	335,386
Cash restricted	—	19,074	—	19,074
Property, plant and equipment	390,492	719,273	—	1,109,765
Other	10,049	4,129	(752)	13,426
Deferred income tax	24,206	29,583	—	53,789
Due from unrestricted group	43,917	—	(43,917)	—

Total assets	€614,419	€961,690	€(44,669)	€1,531,440

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€36,136	€46,642	€—	€82,778
Construction costs payable	—	67,737	—	67,737
Debt, current portion	—	102,269	—	102,269

Total current liabilities	36,136	216,648	—	252,784

Debt, less current portion	328,128	600,675	—	928,803
Due to restricted group	—	43,917	(43,917)	—
Unrealized derivatives loss	—	79,171	—	79,171
Other	19,400	6,735	—	26,135
Deferred income tax	1,773	2,568	—	4,341

Total liabilities	385,437	949,714	(43,917)	1,291,234

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	228,982	11,976	(752)	240,206

Total liabilities and shareholders’ equity	€614,419	€961,690	€(44,669)	€1,531,440

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 10. Restricted Group Supplemental Disclosure (cont’d)

Combined Condensed Balance Sheet

	December 31, 2004
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€45,487	€4,081	€—	€49,568
Cash restricted	—	45,295	—	45,295
Receivables	21,791	33,060	(164)	54,687
Inventories	13,911	38,987	—	52,898
Prepaid expenses and other	1,995	2,966	—	4,961

Total current assets	83,184	124,389	(164)	207,409
Cash restricted	28,464	19,074	—	47,538
Property, plant and equipment	213,678	722,394	(37)	936,035
Other	5,936	4,212	—	10,148
Deferred income tax	26,592	27,927	—	54,519
Due from unrestricted group	43,467	—	(43,467)	—

Total assets	€401,321	€897,996	€(43,668)	€1,255,649

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€19,615	€37,091	€(164)	€56,542
Construction costs payable	—	65,436	—	65,436
Debt, current portion	15,089	92,001	—	107,090

Total current liabilities	34,704	194,528	(164)	229,068
Debt, less current portion	224,542	552,730	—	777,272
Due to restricted group	—	43,467	(43,467)	—
Unrealized interest rate derivative	—	75,471	—	75,471
Other	1,878	7,157	—	9,035
Deferred income tax	1,719	343	—	2,062

Total liabilities	262,843	873,696	(43,631)	1,092,908

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	138,478	24,300	(37)	162,741

Total liabilities and shareholders’ equity	€401,321	€897,996	€(43,668)	€1,255,649

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 10. Restricted Group Supplemental Disclosure (cont’d)

Combined Condensed Statement of Operations

	March 31, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€41,712	€56,181	€—	€97,893

Operating costs	29,973	50,029	—	80,002
Operating depreciation and amortization	4,125	6,645	217	10,987
General and administrative	5,587	2,211	—	7,798

	39,685	58,885	217	98,787

Income (loss) from operations	2,027	(2,704)	(217)	(894)

Other income (expense)
Interest expense	(7,671)	(11,986)	394	(19,263)
Investment income	328	309	(462)	175
Derivative financial instruments, net	(105)	(3,754)	—	(3,859)
Foreign exchange gain on debt	2,297	—	—	2,297
Impairment of investments	(1,178)	—	(467)	(1,645)

Total other expense	(6,329)	(15,431)	(535)	(22,295)

Loss before income taxes and minority interest	(4,302)	(18,135)	(752)	(23,189)
Income tax provision	(3,115)	80	—	(3,035)

Loss before minority interest	(7,417)	(18,055)	(752)	(26,224)
Minority interest	—	6,557	—	6,557

Net loss	€(7,417)	€(11,498)	€(752)	€(19,667)

MERCER INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)
(Euros in thousands, except for shares and per share data)

Note 10. Restricted Group Supplemental Disclosure (cont’d)

Combined Condensed Statement of Operations

	March 31, 2004
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€35,438	€15,307	€(429)	€50,316

Operating costs	25,357	13,758	10	39,125
Operating depreciation and amortization	5,582	552	159	6,293
General and administrative	3,114	3,915	(488)	6,541
Flooding grants, less losses and expenses	—	253	—	253

	34,053	18,478	(319)	52,212

Income (loss) from operations	1,385	(3,171)	(110)	(1,896)

Other income (expense)
Interest expense	(4,076)	(566)	1,654	(2,988)
Investment income	1,106	150	(322)	934
Derivative financial instruments, net	(4,890)	(17,555)	—	(22,445)

Total other income (expense)	(7,860)	(17,971)	1,332	(24,499)

Income (loss) before income taxes and minority interest	(6,475)	(21,142)	1,222	(26,395)
Income tax benefit	—	20	—	20

Income (loss) before minority interest	(6,475)	(21,122)	1,222	(26,375)
Minority interest	—	7,409	—	7,409

Net income (loss)	€(6,475)	€(13,713)	€1,222	€(18,966)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2005, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros; and (vi) “ADMTs” refers to air-dried metric tonnes.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2005 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Results of Operations

On February 14, 2005, we completed the acquisition, referred to as the “Acquisition”, of the Celgar NBSK pulp mill and its results are included from the date of the Acquisition. In conjunction with the Acquisition, we publicly sold $310 million in principal amount of 9.25% senior notes maturing in 2013 and an aggregate of approximately $91 million of our shares of beneficial interest (including those issued upon the exercise of the underwriters’ over-allotment option) and refinanced all of the bank indebtedness of our Rosenthal mill. Effective upon the completion of the Acquisition, we also established two new revolving credit facilities for the Rosenthal and Celgar mills.

Selected sales data for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	78,804	81,493
Stendal	102,073	—
Celgar	18,347	—

Total pulp sales volume(1)	199,224	81,493
Paper sales volume	16,638	17,406

Total sales volume(1)	215,862	98,899

	Three Months Ended March 31,
	2005	2004
	(in thousands) (unaudited)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€34,096	€35,009
Stendal	40,798	—
Celgar	7,616	—

Total pulp revenues(1)	82,510	35,009
Paper revenues	15,383	15,307

Total revenues(1)	€97,893	€50,316

(1)	Excluding intercompany sales volumes of 3,489 and 1,009 ADMTs of pulp and intercompany net sales revenues of approximately €1.6 million and €0.4 million in the three months ended March 31, 2005 and 2004, respectively.

Selected production data for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(ADMTs)
Production by Product Class
Pulp production by mill:
Rosenthal	75,872	79,067
Stendal	107,981	—
Celgar	60,762	—

Total pulp production	244,615	79,067
Paper production	15,958	17,068

Total production	260,573	96,135

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues for the three months ended March 31, 2005 increased to €97.9 million from €50.3 million in the comparative period of 2004, primarily because of higher pulp sales resulting from the inclusion of sales from our Stendal mill. In the three months ended March 31, 2005, the Stendal mill sold 102,073 ADMTs of NBSK pulp and had sales of €40.8 million. Pulp sales from the Celgar mill for the quarter were well below customary levels as we rebuilt the finished goods inventory at the mill, which we did not purchase as part of its Acquisition, and we operated the mill for only six weeks.

Cost of sales and general, administrative and other expenses in the first quarter of 2005 increased to €98.8 million from €52.2 million in the comparative period of 2004, primarily as a result of the inclusion of production from our Stendal mill and the operations of the Celgar mill.

For the 2005 first quarter, revenues from our pulp operations increased to €84.1 million from €35.4 million in the same period a year ago, primarily as a result of the inclusion of production from our Stendal mill and higher pulp prices. List prices for NBSK pulp in Europe were approximately €490 ($642) per ADMT in the first quarter of 2005, approximately €464 ($580) per ADMT in the first quarter of last year and approximately €466 ($603) in the fourth quarter of 2004. The increase in NBSK pulp prices was partially offset by the overall weakness of the U.S. dollar versus the Euro. Pulp sales by volume were 199,224 ADMTs in the current quarter, 81,493 ADMTs in the comparative quarter of 2004 and 192,254 ADMTs in the fourth quarter of last year.

Pulp sales realizations decreased to €409 per ADMT on average in the 2005 first quarter from €416 per ADMT in the 2004 first quarter, primarily as a result of lower price realizations of the

Stendal mill during the quarter when it sold pulp at a discounted price as a result of its start up. We expect that such discount will be eliminated during the year. In the 2005 first quarter, producers generally were affected by higher discounts to pulp list prices than previously.

Cost of sales and general, administrative and other expenses for the pulp operations increased to €82.8 million in the 2005 first quarter from €36.1 million in the first quarter of 2004, primarily as a result of the inclusion of €37.1 million of operating costs related to the Stendal mill and the operations of the Celgar mill.

Depreciation for the pulp operations increased to €10.8 million in the current quarter, from €5.6 million in the first quarter of 2004, primarily as a result of the inclusion of €6.7 million of depreciation from the Stendal mill, partially offset by lower depreciation at the Rosenthal mill.

For the first quarter of 2005, our pulp operations generated operating income of €1.3 million, versus an operating loss of €0.7 million in the first quarter of 2004, primarily as a result of lower operating, depreciation and other costs at our Rosenthal mill.

Revenues from our paper operations in the current quarter were €15.4 million, compared with €15.3 million in the same period of last year. For the first quarter of 2005, total paper sales volumes were 16,638 ADMTs, versus 17,406 ADMTs in the first quarter of 2004 primarily as a result of a shift in the product mix at our paper mills. Average prices realized on our paper products in the current quarter increased slightly, reflecting the shift in the product mix.

Cost of sales and general, administrative and other expenses for the paper operations in the first quarter of 2005 decreased slightly to €15.6 million from €15.7 million in the comparative quarter of 2004.

For the 2005 first quarter, our paper operations generated an operating loss of €0.3 million, compared to an operating loss of €0.4 million in the first quarter of 2004.

In the first quarter of 2005, we had a loss from operations of €0.9 million, compared to €1.9 million in the same period last year, primarily as a result of operating losses from our Stendal mill.

Interest expense in the first quarter of 2005 increased to €19.3 million from €3.0 million in the year ago period, due to interest expense of €11.8 million relating to the Stendal mill and higher borrowings resulting primarily from our $310 million senior note issue in February 2005. In the first quarter of 2004, almost all of the interest associated with the Stendal mill was capitalized.

In the first quarter of 2005, Stendal entered into certain foreign currency derivatives to swap a portion of its long-term bank indebtedness from Euros to U.S. dollars and certain currency forwards and we recorded a net non-cash holding loss of €4.1 million before minority interests upon the marked to market valuation of such derivatives due to the strengthening of the U.S. dollar versus the Euro at the end of the quarter. In the first quarter of 2004, we recorded a net non-cash holding loss of €5.0 million before minority interests on the then outstanding currency derivatives of Rosenthal and Stendal. In the first quarter of 2005, we also recorded a marginal net gain before minority interests on the marked to market valuation of the Stendal interest rate derivatives and settlement of the Rosenthal interest rate derivatives versus a net non-cash holding loss thereon of €17.5 million before minority interests in the first quarter of 2004. See “Quantitative and Qualitative Disclosures About Market Risk” for more information about our derivatives.

In the first quarter of 2005, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €6.6 million, compared to €7.4 million in the first quarter of 2004.

On May 6, 2005, our management determined to record, and our Audit Committee approved, an adjustment of €1.6 million for the non-cash impact of other-than-temporary impairment losses on our available-for-sale securities and a loan receivable that relate to an investment in a venture company, which is a legacy investment that we have held since approximately 1996. In April 2005, the venture company proposed to place itself into liquidation. As a result, management determined to record impairment charges sufficient to reduce its investment to the net amount estimated to be recovered. We do not currently expect the impairment charge to result in any future cash expenditures.

We reported a net loss for the first quarter of 2005 of €19.7 million, or €0.77 per basic and diluted share, which reflected interest expense related to our Stendal mill of €11.8 million, the net losses on our derivatives of €3.9 million and the non-cash impairment charge of €1.6 million relating to investments. In the first quarter of 2004, we reported a net loss of €19.0 million, or €1.11 per basic and diluted share.

We generated “Operating EBITDA” of €10.1 million and €4.4 million in the three months ended March 31, 2005 and 2004, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €11.0 million and €6.3 million to the loss from operations of €0.9 million and €1.9 million for the three months ended March 31, 2005 and 2004, respectively.

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

The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
	(unaudited)

Net loss	€(19,667)	€(18,966)
Minority interest	(6,557)	(7,409)
Income taxes (benefit)	3,035	(20)
Interest expense	19,263	2,988
Investment income	(175)	(934)
Derivative financial instruments, net	3,859	22,445
Foreign exchange gain on debt	(2,297)	—
Impairment of investments	1,645	—

Loss from operations	(894)	(1,896)
Add: Depreciation and amortization	10,987	6,293

Operating EBITDA	€10,093	€4,397

Liquidity and Capital Resources

The following table is a summary of selected financial information for the periods indicated:

	As at		As at
	March 31,		December 31,
	2005		2004
	(in thousands)
	(unaudited)
Financial Position
Cash and cash equivalents	€114,096		€49,568
Working capital (deficit)	82,602		(21,659)
Property, plant and equipment	1,109,765		936,035
Total assets	1,531,440		1,255,649
Long-term liabilities	1,038,450	(1)	863,840
Shareholders’ equity	240,206		162,741

(1)	Includes €25.5 million outstanding under the revolving credit facilities for the Rosenthal and Celgar mills.

At March 31, 2005, our cash and cash equivalents were €114.1 million, compared to €49.6 million at December 31, 2004. We also had €70.4 million of cash restricted to pay current Stendal construction costs payable of €67.7 million at March 31, 2005. We also had €19.1 million of cash restricted in a debt service account for the project financing for the Stendal mill. At March 31, 2005, we qualified for investment grants related to the Stendal mill totaling approximately €65.9 million, and expect to qualify for additional investment grants totaling

€22.6 million, from the federal and state governments of Germany, which we expect to receive in 2005. These grants, when received, will be applied to repay the amounts drawn under the current portion of a dedicated tranche of the project loan facility relating to the Stendal mill, or the “Stendal Loan Facility”. Under our accounting policies, we do not record these grants until they are received. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. The balance outstanding under such dedicated tranche of the Stendal Loan Facility will be substantially paid from VAT credits we expect to receive in the ordinary course.

We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations (other than at Stendal) from cash flow from operations, cash on hand and the two new credit facilities for the Rosenthal and Celgar mills established in February 2005. We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses during start-up, through shareholder advances already made to Stendal, the Stendal Loan Facility (which includes a revolving working capital tranche), the receipt of government grants, cash on hand and cash flow from operations.

Operating Activities

Operating activities in the current quarter used cash of €2.3 million, compared to providing cash of €8.5 million in the comparative period of 2004. An increase in receivables due primarily to higher sales in the current quarter used cash of €9.6 million in the first quarter of 2005, compared to a decrease in receivables providing cash of €4.0 million in the comparative quarter of 2004. An increase in inventories due primarily to the build up of finished goods at the Celgar mill and higher fiber levels at the Stendal mill related to its start up used cash of €8.5 million in the first quarter of 2005, compared to €3.0 million in the first quarter of 2004. An increase in accounts payable and accrued expenses provided cash of €24.6 million in the current period, compared to €6.0 million in the comparative period of 2004, primarily due to higher production.

Investing Activities

Investing activities in the three months ended March 31, 2005 used cash of €150.4 million, of which €146.3 million related to the acquisition of the Celgar pulp mill. The acquisition of properties, net of investment grants used cash of €4.1 million in the current quarter. Investing activities used cash of €50.0 million in the three months ended March 31, 2004, primarily relating to the Stendal mill.

We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €65.9 million outstanding as of March 31, 2005. We expect to receive our currently outstanding claim expenditures in 2005. In accordance with our accounting policies, we do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them.

Financing Activities

Financing activities provided cash of €215.5 million in the three months ended March 31, 2005. In connection with the acquisition of the Celgar pulp mill, a net increase in indebtedness provided cash of €144.4 million, the issuance of shares of beneficial interest provided cash of €66.6 million and a decrease in restricted cash provided cash of €3.3 million in the current period. We fully repaid the project loan facility relating to the Rosenthal mill, or the “Rosenthal

Loan Facility”, and indebtedness relating to the landfill at the Rosenthal mill in February 2005 from the proceeds of the share and senior note offerings in connection with the Acquisition. An increase in construction costs payable provided cash of €2.3 million in the current period. Financing activities provided cash of €37.6 million in the three months ended March 31, 2004, primarily related to the Stendal mill.

As at March 31, 2005, we had utilized the entire €4.7 million available under the five credit facilities relating to the paper operations. In addition, at March 31, 2005, we had drawn down approximately €20.0 million of the €40.0 million available under the new revolving term credit facility relating to the Rosenthal mill and €5.5 million of the $30 million available under the new revolving credit facility relating to the Celgar mill.

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

In addition, we have amounts available under a revolving tranche of the Stendal Loan Facility, and the two new revolving credit facilities established for the Rosenthal and Celgar mills in February 2005.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at March 31, 2005 in connection with our long-term liabilities, including the obligations and commitments incurred in connection with the Acquisition of the Celgar mill.

	Payments Due By Period
Contractual Obligations	2005*	2006-2007	2008-2009	Beyond 2009	Total
			(in thousands) (unaudited)

Long-term debt(1)	€102,220	€45,072	€66,599	€817,181	€1,031,072
Capital lease obligations(2)	2,972	8,772	1,664	44	13,452
Operating lease obligations(3)	1,044	1,612	269	193	3,118
Purchase obligations(4)	141,898	91,249	32,248	7,718	273,113
Other long-term liabilities(5)	1,836	2,642	1,631	10,513	16,622

Total	€249,970	€149,347	€102,411	€835,649	€1,337,377

*	After March 31, 2005.

(1)	This reflects principal only primarily related to indebtedness at our Rosenthal, Stendal and Celgar mills, including under the senior notes issued in February 2005, the Stendal Loan Facility and convertible notes, and credit facilities relating to the paper mills. During the 2005 first quarter, we repaid the Rosenthal Loan Facility and indebtedness relating to the landfill at the Rosenthal mill. See the notes to our financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC for a description of such indebtedness. Does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

(2)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.

(3)	Operating lease obligations relate to transportation vehicles and other production and office equipment.

(4)	Purchase obligations relate primarily to take-or-pay contracts made in the ordinary course of business, of which purchases of raw materials and supplies totaled approximately €249.4 million.

(5)	Other long-term liabilities relate primarily to pension liability. Does not include obligations under employment agreements.

Capital Resources

In addition to our new revolving credit facilities for the Rosenthal and Celgar mills and the revolving working capital tranche of the Stendal Loan Facility, respectively, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes contains various restrictive covenants, including several that are based on a formulation of the financial measure EBITDA, which is net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, certain non-cash charges and extraordinary or otherwise unusual gains or losses, and certain other items. We refer to this formulation of EBITDA as “Indenture EBITDA” which is defined in the senior note indenture as Consolidated EBITDA.

The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture and which excludes the Stendal mill and our paper operations) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters. This ratio is referred to and defined as the Fixed Charge Coverage Ratio in the senior note indenture.

Our Acquisition of the Celgar mill in February 2005 was a significant transaction for us that has materially impacted our results of operations and financial condition. The Acquisition will impact the ability of Mercer Inc. and its restricted subsidiaries under the indenture governing the senior notes to make distributions and incur additional indebtedness in the future beyond our revolving credit facilities and certain permitted borrowings under the indenture, and, in that regard, we and our restricted subsidiaries will be required to meet the Fixed Charge Coverage Ratio. As at March 31, 2005, Mercer Inc. and our restricted subsidiaries under the indenture governing the senior notes did not meet the Fixed Charge Coverage Ratio of 2.0 to 1.0 as set out in the senior note indenture. As a result, as at March 31, 2005, Mercer Inc. and its restricted subsidiaries were not able to make certain distributions and incur additional indebtedness beyond our revolving credit facilities except as permitted under the indenture.

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

In the three months ended March 31, 2005, we reported a net €0.6 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation gain decreased to €9.8 million at March 31, 2005 from €10.4 million at December 31, 2004.

Based upon the exchange rate at March 31, 2005, the U.S. dollar decreased by approximately 6.5% in value against the Euro since March 31, 2004. See “Quantitative and Qualitative Disclosures about Market Risk”.

Results of Operations of the Restricted Group Under Our Senior Note Indenture

The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. As at and during the three months ended March 31, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from February 14, 2005, the date of the Acquisition of the mill. During the three months ended March 31, 2004 and as at December 31, 2004, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during such period. As we acquired the Celgar pulp mill in February 2005, its results of operations and financial condition are not included in the discussion relating to our Restricted Group for the three months ended March 31, 2004 and as at December 31, 2004. The Restricted Group excludes our paper operations and our Stendal mill.

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the operating results of the Rosenthal and Celgar mills, see Note 5 of our quarterly financial statements included herein. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 10 of our quarterly financial statements included herein.

Restricted Group Results — Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total revenues for the Restricted Group for the three months ended March 31, 2005 increased to €41.7 million from €35.4 million in the comparative period of 2004, primarily because of the inclusion of the pulp sales from the Celgar mill. Pulp sales realizations for the Restricted Group increased to €422 per ADMT on average in the three months ended March 31, 2005 from €416 per ADMT in the comparative period of 2004, primarily as a result of higher prices. The increase in NBSK pulp prices was partially offset by the overall weakness of the U.S. dollar versus the Euro.

Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended March 31, 2005 increased to €39.7 million from €34.1 million in the comparative period of 2004, primarily as a result of the inclusion of the results of the Celgar mill, partially offset by lower production costs at the Rosenthal mill.

Depreciation for the Restricted Group decreased to €4.1 million in the current period from €5.6 million in the comparative period of 2004, primarily as a result of a change in our depreciation estimate in respect of the Rosenthal mill effective July 1, 2004, which resulted in a decrease of €2.7 million in cost of sales for the Restricted Group for the three months ended March 31, 2005.

In the first quarter of 2005, the Restricted Group reported income from operations of €2.0 million, compared to €1.4 million in the first quarter of 2004. Interest expense for the Restricted Group in the three months ended March 31, 2005 increased to €7.7 million from €4.1 million in the year ago period, primarily due to higher borrowings resulting from our $310 million senior note offering in February 2005.

On May 6, 2005, our management determined to record, and our Audit Committee approved, a non-cash impairment charge of €1.2 million related to an investment in a venture company, which is the last of a legacy investment that we have held since approximately 1996. The venture company has proposed to place itself into liquidation and, as a result, management determined to record impairment charges sufficient to reduce its investment to the net amount expected to be recovered. We do not currently expect to incur any future cash expenditures related thereto.

In the three months ended March 31, 2005, the Restricted Group recorded a net loss of €0.3 million on the settlement of the Rosenthal interest rate derivatives, versus a net non-cash holding loss of €0.1 million on the marked to market valuation thereon in the comparative period of 2004. In the three months ended March 31, 2004, the Restricted Group recorded a net non-cash holding loss of €4.8 million upon the marked to market valuation of the then outstanding currency derivatives relating to the Rosenthal mill. The Restricted Group did not have any currency derivatives outstanding during the first quarter of 2005 that materially affected its results.

The Restricted Group reported a net loss for the three months ended March 31, 2005 of €7.4 million, which reflected higher interest expense of €7.7 million and the non-cash impairment charge of €1.2 million on investments. In the first quarter of 2004, the Restricted Group reported a net loss of €6.5 million.

The Restricted Group generated “Operating EBITDA” of €6.2 million and €7.0 million in the three months ended March 31, 2005 and 2004, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €4.1 million and €5.6 million to the income from operations of €2.0 million and €1.4 million for the three months ended March 31, 2005 and 2004, respectively.

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the quarter ended March 31, 2005 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net loss to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands) (unaudited)
Restricted Group(1)(2)
Net loss	€(7,417)	€(6,475)
Income taxes	3,115	—
Interest expense	7,671	4,076
Investment and other income	(328)	(1,106)
Derivative financial instruments, net	105	4,890
Foreign exchange gain on debt	(2,297)	—
Impairment of investments	1,178	—

Income from operations	2,027	1,385
Add: Depreciation and amortization	4,125	5,582

Operating EBITDA	€6,152	€6,967

(1)	The results of the Celgar pulp mill are not included for the three months ended March 31, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	March 31,	December 31,
	2005	2004
	(in thousands) (unaudited)
Restricted Group Financial Position(1)(2)
Cash and cash equivalents	€67,457	€45,487
Working capital	109,619	48,480
Property, plant and equipment	390,492	213,678
Total assets	614,419	401,321
Long-term liabilities	349,301	228,139
Shareholders’ equity	228,982	138,478

(1)	The financial position of the Celgar pulp mill is not included as at December 31, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

At March 31, 2005, the Restricted Group had cash and cash equivalents of €67.5 million, compared to €45.5 million at December 31, 2004. At March 31, 2005, the Restricted Group had working capital of €109.6 million.

We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and two new credit facilities for the Rosenthal and Celgar mills put into effect in February 2005.

Stendal Pulp Mill Start Up

At the end of the first quarter of 2005, we delivered an acceptance certificate and assumed responsibility for the operation of the Stendal mill. In connection with such acceptance, the main contractor for the mill and certain suppliers have agreed, among other things, to install two additional digesters and related equipment at the mill, make improvements to the NCG boiler and waste-water treatment plant, reimburse Stendal for certain costs and have also agreed to provide certain warranties. We believe that, once installed, the additional digesters should increase the annual production capacity of the Stendal mill to in excess of 600,000 ADMTs. We expect these measures to be completed by the end of 2005.

During the current quarter, there were some minor production glitches at the Stendal mill which are customary for the start up of such large scale projects. These glitches related mainly to the steam turbine, recovery boiler and the electrical network at the mill, which have mostly been resolved. The mill was shut down for eight days during the quarter for inspections prior to acceptance of the mill, to conduct certain performance tests, for general adjustment work and for normal preventative maintenance. The mill operated at approximately 82% of its rated capacity during the quarter.

Our start up of the Stendal mill is subject to risks commonly associated with the start up of large greenfield industrial projects which could result in the Stendal mill experiencing operating difficulties or delays in the start-up period and the Stendal mill may not achieve our planned production, timing, quality or cost projections. These risks include, without limitation, equipment failures or damage, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship, defective equipment or installation, human error, industrial accidents, weather conditions, failure to comply with environmental and other permits, and complex integration of processes and equipment.

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

For information about our significant accounting policies, see our annual report on Form 10-K for the year ended December 31, 2004.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not based on historical facts are called “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the year ended December 31, 2004. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

In the first quarter of 2005, Stendal entered into currency swaps to convert a portion of its indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and certain currency forwards. In April 2005, Stendal entered into a currency swap to convert the balance of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars.

In addition, Stendal had entered into certain interest rate swaps in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate under the Stendal Loan Facility. Rosenthal had also entered into certain interest rate contracts to either fix or limit the interest rates in connection with certain of its indebtedness. In February 2005, we settled the Rosenthal interest rate contracts in connection with the repayment of the Rosenthal Loan Facility.

The following table sets forth the maturity date, the notional amount and the recognized gain or loss in the three months ended March 31, 2005 for derivatives related to the Rosenthal and Stendal mills that were in effect during this period that affected our results:

			Recognized Gain
			(Loss) in
			Three Months Ended
Derivative Instrument	Maturity Date	Notional Amount	March 31, 2005
		(unaudited)	(unaudited)
		(in millions)	(in thousands)
Interest Rate Derivatives
Rosenthal Interest Rate Cap Agreements(1)	Settled	$178.3	€(295)
Stendal Interest Rate Swaps(2)	October 2017	€1,147.5	344

			€49

Foreign Exchange Rate Derivatives
Stendal Currency Swap(3)	October 2017	€306.3	€(2,293)
Stendal Currency Swap(4)	October 2017	€153.2	(1,751)
Stendal Currency Forward	September 2005	$25.0	14
Stendal Currency Forward	February 2006	$50.0	(68)

			€(4,098)

(1)	Rosenthal had entered into two forward interest rate contracts with notional amounts of $106.2 million (2003: $118.6 million) and $72.1 million (2003: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%. These derivatives were settled in February 2005.

(2)	In connection with the Stendal Loan Facility, in 2002 Stendal entered into the Stendal Interest Rate Swaps, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2004 and March 31, 2005, the notional amounts of the outstanding two contracts was €612.6 million and €612.6 million, respectively.

(3)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from February 7, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2960. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 12 basis points and receive the six-month Euribor.

(4)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2990. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.

For more information, see our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to the Acquisition of the Celgar NBSK pulp mill in February 2005, we have instituted certain disclosure controls and procedures and internal control over financial reporting at the Celgar mill. While we believe such disclosure controls and procedures are effective and that we have adequate internal control over financial reporting at the Celgar mill, we are continuing to refine and implement consistent procedures and controls at the mill and strengthen and integrate the mill’s business practices and internal controls.

As a result, we may in the future identify deficiencies in the mill’s procedures and controls that we may need to remediate or we may need to implement improvements to the procedures and controls at the mill. In the event our Principal Executive Officer, Principal Financial Officer or independent auditors determine that the procedures and controls at the mill are not effective or adequate, investor perception of us may be materially adversely affected and, among other things, this could cause a decline in the market price of our securities.

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

Changes in Internal Controls. Except as noted herein, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In February 2005, pursuant to the Acquisition of the Celgar mill, we issued 4,210,526 of our shares of beneficial interest at a price of $9.50 per share to the vendor of the Celgar mill for gross proceeds of $40 million in reliance on Regulation S under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
No.	Description

1.1	Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.

1.2	Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.

1.3	Amendment to Rights Agreement. Incorporated by reference from Form 8-K dated February 10, 2005.

4.1	First Supplemental Indenture dated February 14, 2005 to the Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.

10.1	Revolving Credit Facility Agreement among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG dated February 9 2005. Incorporated by reference from Form 8-K dated February 17, 2005.

10.2	Shareholders’ Undertaking Agreement dated February 9, 2005 relating to the Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.

10.3	Operating Credit Agreement among 0706906 B.C. Ltd. (now known as Zellstoff Celgar Limited), Royal Bank of Canada and HSBC Bank Canada dated for reference February 11, 2005. Incorporated by reference from Form 8-K dated February 17, 2005.

10.4	Amendment and Restatement Agreement No. 1 relating to the Stendal Project Facility Agreement. Incorporated by reference from Form 8-K dated March 28, 2005.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

(b)	Reports on Form 8-K

     The Company filed the following reports on Form 8-K with respect to the indicated items during the first quarter of 2005:

Form 8-K dated February 2, 2005
Item 8.01. Other Events

Form 8-K dated February 10, 2005
Item 1.01. Entry into Definitive Material Agreement
Item 8.01. Other Events
Item 9.01. Financial Statements and Exhibits

Form 8-K dated February 17, 2005
Item 2.01. Completion of Acquisition or Disposition of Assets
Item 8.01. Other Events
Item 9.01. Financial Statements and Exhibits

Form 8-K dated March 11, 2005
Item 2.02. Results of Operations and Financial Condition
Item 9.01. Financial Statements and Exhibits

Form 8-K dated March 28, 2005
Item 1.01. Entry into Definitive Material Agreement
Item 9.01. Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: May 10, 2005