Form 10-Q
period 2005-06-30
MERCER INTERNATIONAL INC
filed 2005-08-09
CIK 75659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 000-09409
MERCER INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Washington	91-6087550
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Suite 2840, 650 West Georgia Street, Vancouver, British Columbia, Canada, V6B 4N8
(Address of office)
(604) 684-1099
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
The Registrant had 33,074,140 shares of beneficial interest outstanding as at August 9, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As at June 30, 2005 and December 31, 2004
(Unaudited)
(Euros in thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	€105,874	€49,568
Cash restricted	37,951	45,295
Receivables	75,344	54,687
Inventories	92,037	52,898
Prepaid expenses and other	7,057	4,961

Total current assets	318,263	207,409
Long-Term Assets
Cash restricted	19,074	47,538
Property, plant and equipment	1,109,394	936,035
Investments	4,728	5,079
Deferred note issuance and other costs	9,132	5,069
Deferred income tax	78,238	54,519

	1,220,566	1,048,240

Total assets	€1,538,829	€1,255,649

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€101,399	€56,542
Construction costs payable	34,090	65,436
Debt, current portion	97,618	107,090

Total current liabilities	233,107	229,068
Long-Term Liabilities
Debt, less current portion	952,555	777,272
Unrealized foreign exchange rate derivative losses	47,685	—
Unrealized interest rate derivative losses	95,946	75,471
Pension and other post-retirement benefit obligations	15,728	—
Capital leases and other	9,800	9,035
Deferred income tax	4,143	2,062

	1,125,857	863,840

Total liabilities	1,358,964	1,092,908
Minority Interest	—	—
SHAREHOLDERS’ EQUITY
Shares of beneficial interest	180,916	83,397
Additional paid-in capital, stock options	14	14
Retained earnings (deficit)	(12,642)	69,176
Accumulated other comprehensive income	11,577	10,154

Total shareholders’ equity	179,865	162,741

Total liabilities and shareholders’ equity	€1,538,829	€1,255,649

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Euros in thousands, except for loss per share)

	2005	2004

Revenues	€227,502	€100,651

Costs and expenses:
Cost of sales	210,167	88,628
General and administrative expenses	15,316	14,228
Gain on sale of emission credits	(6,288)	—
Flooding losses and expenses, less grant income	—	669

Total costs and expenses	219,195	103,525

Income (loss) from operations	8,307	(2,874)

Other income (expense):
Interest expense	(41,463)	(5,354)
Investment income	981	1,464
Realized loss on derivative financial instruments	(295)	—
Unrealized gain (loss) on derivative financial instruments	(73,015)	7,028
Unrealized foreign exchange loss on debt	(7,509)	—
Impairment of investments	(1,645)	—

Total other (income) expense	(122,946)	3,138

Income (loss) before income taxes and minority interest	(114,639)	264
Income tax (provision) benefit	21,412	(199)

Income (loss) before minority interest	(93,227)	65
Minority interest	11,409	(2,790)

Net loss	(81,818)	(2,725)

Retained earnings, beginning of period	69,176	49,196

Retained earnings (deficit), end of period	€(12,642)	€46,471

Loss per share
Basic and diluted	€(2.80)	€(0.16)

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Three Months Ended June 30, 2005 and 2004
(Unaudited)
(Euros in thousands, except for loss per share)

	2005	2004

Revenues	€129,609	€50,335

Costs and expenses:
Cost of sales	119,178	43,210
General and administrative expenses	7,518	7,687
Gain on sale of emission credits	(6,288)	—
Flooding losses and expenses, less grant income	—	416

Total costs and expenses	120,408	51,313

Income (loss) from operations	9,201	(978)

Other income (expense):
Interest expense	(22,200)	(2,366)
Investment income	806	530
Unrealized gain (loss) on derivative financial instruments	(69,451)	29,473
Unrealized foreign exchange loss on debt	(9,806)	—

Total other income (expense)	(100,651)	27,637

Income (loss) before income taxes and minority interest	(91,450)	26,659
Income tax (provision) benefit	24,447	(219)

Income (loss) before minority interest	(67,003)	26,440
Minority interest	4,852	(10,199)

Net income (loss)	(62,151)	16,241

Retained earnings, beginning of period	49,509	30,230

Retained earnings (deficit), end of period	€(12,642)	€46,471

Income (loss) per share
Basic	€(1.88)	€0.94

Diluted	€(1.88)	€0.57

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004

Net loss	€(81,818)	€(2,725)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,118	2,352
Unrealized gains on securities
Unrealized holding gains (losses) arising during the period	305	(250)

Other comprehensive income	1,423	2,102

Total comprehensive loss	€(80,395)	€(623)

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For Three Months Ended June 30, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004

Net income (loss)	€(62,151)	€16,241

Other comprehensive income (loss):
Foreign currency translation adjustments	1,750	696
Unrealized gains on securities
Unrealized holding gains (losses) arising during the period	—	257

Other comprehensive income	1,750	953

Total comprehensive income (loss)	€(60,401)	€17,194

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004
Cash Flows from (used in) Operating Activities:
Net loss	€(81,818)	€(2,725)
Adjustments to reconcile net loss to cash flows from operating activities
Cumulative unrealized losses (gains) on derivatives	73,015	(7,028)
Depreciation and amortization	25,299	12,607
Unrealized foreign exchange loss on debt	7,509	—
Impairment of investments and securities	1,645	—
Minority interest	(11,409)	2,790
Deferred income taxes	(21,638)	—
Stock compensation expense	72	616
Other	125	204

Changes in current assets and liabilities
Receivables	(20,742)	(2,489)
Inventories	(16,757)	(17,995)
Accounts payable and accrued expenses	41,319	12,166
Other	(1,853)	(1,224)

Net cash used in operating activities	(5,233)	(3,078)

Cash Flows from (used in) Investing Activities:
Purchase of property, plant and equipment	(8,493)	(117,327)
Acquisition of Celgar pulp mill	(146,608)	—
Sale of available-for-sale securities	—	1,161
Other	—	115

Net cash used in investing activities	(155,101)	(116,051)

Cash Flows from (used in) Financing Activities:
Cash restricted	35,808	(7,468)
Decrease in construction costs payable	(31,346)	(22,974)
Proceeds from borrowings of notes payable and debt	325,195	126,000
Repayment of notes payable and debt	(183,691)	(14,782)
Proceeds from investment grants	342	28,710
Repayment of capital lease obligations	(1,907)	(633)
Issuance of shares of beneficial interest	66,645	582

Net cash from financing activities	211,046	109,435

Effect of exchange rate changes on cash and cash equivalents	5,594	(63)

Net increase (decrease) in cash and cash equivalents	56,306	(9,757)
Cash and cash equivalents, beginning of period	49,568	51,993

Cash and cash equivalents, end of period	€105,874	€42,236

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
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
In June 2005, the FASB ratified EITF Issue No. 05-5 (“EITF 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”. Under an Altersteilzeit (ATZ) Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services (the “active service period”). Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF 05-5 will become effective for reporting periods beginning after December 15, 2005. Management is analyzing the requirements of EITF 05-5 and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
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

	Six Months Ended June 30,
	2005	2004
Net Loss
As reported	€(81,818)	€(2,725)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(21)	(29)

Pro forma	€(81,839)	€(2,754)

Basic and Diluted Loss Per Share
As reported	€(2.80)	€(0.16)

Pro forma	€(2.80)	€(0.16)

	Three Months Ended June 30,
	2005	2004
Net Income (Loss)
As reported	€(62,151)	€16,241
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(11)	(14)

Pro forma	€(62,162)	€16,227

Basic and Diluted Income (Loss) Per Share
As reported	€(1.88)	€0.94

Pro forma	€(1.88)	€0.57

FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 3. Income (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during a period. Diluted income (loss) per share takes into consideration shares outstanding (computed under basic earnings (loss) per share) and potentially dilutive shares. The following table sets out the computation of basic income (loss) per share for the six and three months ended June 30, 2005 and 2004, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations – basic	€(81,818)	€(2,725)	€(62,151)	€16,241
Interest on convertible notes, net of tax	—	—	—	69

Income (loss) from continuing operations – diluted	€(81,818)	€(2,725)	€(62,151)	€16,310

Weighted average number of common shares outstanding:
Basic	29,270,388	17,290,504	33,055,103	17,290,504
Effect of dilutive shares:
Stock options and awards	—	—	—	457,385
Convertible notes	—	—	—	10,645,161

Diluted	29,270,388	17,290,504	33,055,103	28,393,050

Income (loss) from continuing operations per share:
Basic	€(2.80)	€(0.16)	€(1.88)	€0.94

Diluted	€(2.80)	€(0.16)	€(1.88)	€0.57

For the six months ended June 30, 2005 and 2004 and the three months ended June 30, 2005, options and convertible notes were not included in the computation of diluted loss per share because they were anti-dilutive.

FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 4. Acquisition of the Celgar Mill and Related Financings
Acquisition
On February 14, 2005, the Company completed its acquisition of the Celgar NBSK pulp mill. The aggregate consideration for the acquisition was €177,422, which included €142,940 in cash, acquisition related expenditures of €3,668 and €30,814 was paid in shares of beneficial interest of the Company as more fully described below. The results of the Celgar mill are included in the consolidated statement of operations since the acquisition date.
The preliminary estimated allocation of the purchase price is summarized below and may be adjusted when additional information on asset and liability valuations becomes available.

Purchase price:
Cash (including defined working capital)	€142,940
Equity – shares of beneficial interest	30,814
Estimated acquisition costs	3,668

€177,422

Net assets acquired:
Receivables	€32
Inventories	19,969
Prepaids and other assets	616
Property, plant and equipment	175,096
Accrued expenses and other liabilities	(4,103)
Pension plan and post-retirement benefits obligation	(14,188)

€177,422

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
In February 2005, the Company also entered into a €23,132 (US$30,000) revolving working capital facility for the Celgar pulp mill and a €40,000 revolving term credit facility for its Rosenthal pulp mill. As at June 30, 2005, the Company had drawn a total of €28,592 against these facilities.

FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 4. Acquisition of the Celgar Mill and Related Financings (cont’d)
Pro Forma Financial Summary (Unaudited)
The following pro forma financial summary is presented as if the acquisition of the Celgar pulp mill was completed as of January 1, 2004. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities.

	Six Months Ended
	June 30,
	2005	2004
Total revenues	€249,225	€197,875
Net income (loss)	€(90,637)	€6,347
Income (loss) from continuing operations per share:
Basic and diluted	€(2.74)	€0.20
Note 5. Business Segment Information
The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies. The results of the Celgar mill presented below are from the date of its acquisition on February 14, 2005.

FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 5. Business Segment Information (cont’d)
Summarized financial information concerning the segments is shown in the following table:

						Corporate,
	Rosenthal	Celgar(1)	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Six Months Ended June 30, 2005
Sales to external customers	€65,936	€48,480	€81,606	€196,022	€31,480	€—	€227,502
Intersegment net sales	—	—	3,340	3,340	—	(3,340)	—

	65,936	48,480	84,946	199,362	31,480	(3,340)	227,502

Operating costs	47,405	40,554	71,546	159,505	29,601	(3,822)	185,284
Depreciation and amortization	6,630	4,097	13,454	24,181	379	323	24,883
General and administrative	3,810	2,837	1,677	8,324	2,562	4,430	15,316
Emission credits	(2,135)	—	(4,153)	(6,288)	—	—	(6,288)

	55,710	47,488	82,524	185,722	32,542	931	219,195

Income (loss) from operations	10,226	992	2,422	13,640	(1,062)	(4,271)	8,307
Interest expense							(41,463)
Investment income							981
Derivative financial instruments, net							(73,310)
Foreign exchange gain on debt							(7,509)
Impairment of investments							(1,645)

							(122,946)

Loss before income taxes and minority interest							€(114,639)

Segment assets	€347,935	€244,361	€906,244	€1,498,540	€24,294	€15,995	€1,538,829

Six Months Ended June 30, 2004
Sales to external customers	€71,031	€—	€927	€71,958	€28,693	€—	€100,651
Intersegment net sales	1,179	—	—	1,179	—	(1,179)	—

	72,210	—	927	73,137	28,693	(1,179)	100,651

Operating costs	49,125	—	—	49,125	27,213	(317)	76,021
Depreciation and amortization	11,136	—	12	11,148	1,141	318	12,607
General and administrative	4,636	—	5,448	10,084	2,643	1,501	14,228
Flooding grants, less losses and expenses	—	—	—	—	669	—	669

	64,897	—	5,460	70,357	31,666	1,502	103,525

Income (loss) from operations	7,313	—	(4,533)	2,780	(2,973)	(2,681)	(2,874)
Interest expense							(5,354)
Investment and other income							1,464
Derivative financial instruments, net							7,028

							3,138

Income before income taxes and minority interest							€264

Segment assets	€365,342	€—	€663,193	€1,028,535	€28,320	€(10,899)	€1,045,956

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.

FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 5. Business Segment Information (cont’d)

						Corporate,
	Rosenthal	Celgar(1)	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Three Months Ended June 30, 2005
Sales to external customers	€31,840	€40,864	€40,808	€113,512	€16,097	€—	€129,609
Intersegment net sales	—	—	1,786	1,786	—	(1,786)	—

	31,840	40,864	42,594	115,298	16,097	(1,786)	129,609

Operating costs	22,217	35,419	34,411	92,047	15,370	(2,135)	105,282
Depreciation and amortization	3,362	3,274	6,773	13,409	198	289	13,896
General and administrative	1,909	1,162	702	3,773	1,326	2,419	7,518
Emission credits	(2,135)	—	(4,153)	(6,288)	—	—	(6,288)

	25,353	39,855	37,733	102,941	16,894	573	120,408

Income (loss) from operations	6,487	1,009	4,861	12,357	(797)	(2,359)	9,201

Interest expense							(22,200)
Investment income							806
Derivative financial instruments, net							(69,451)
Foreign exchange(loss) on debt							(9,806)
Impairment of investments							—

							(100,651)

Loss before income taxes and minority interest							€(91,450)

Three Months Ended June 30, 2004
Sales to external customers	€36,022	€—	€927	€36,949	€13,386	€—	€50,335
Intersegment net sales	750	—	—	750	—	(750)	—

	36,772	—	927	37,699	13,386	(750)	50,335

Operating costs	23,318	—	—	23,318	13,455	123	36,896
Depreciation and amortization	5,554	—	12	5,566	589	159	6,314
General and administrative	2,648	—	2,707	5,355	1,469	863	7,687
Flooding grants, less losses and expenses	—	—	—	—	416	—	416

	31,520	—	2,719	34,239	15,929	1,145	51,313

Income (loss) from operations	5,252	—	(1,792)	3,460	(2,543)	(1,895)	(978)
Interest expense							(2,366)
Investment and other income							530
Derivative financial instruments, net							29,473

							27,637

Income before income taxes and minority interest							€26,659

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.

FORM 10-Q
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 6. Inventories

	June 30, 2005	December 31, 2004
Raw materials	€53,217	€38,679
Work in process and finished goods	38,820	14,219

	€92,037	€52,898

Note 7. Pension and Other Post-Retirement Plans
The newly acquired Celgar pulp mill (see Note 4) maintains defined benefit pension plans and post-retirement benefit plans for certain employees. Pension expense is based on estimates from the Company’s actuary. Pension contributions for the period from acquisition to June 30, 2005 and for the 2005 second quarter totaled €369 and €210, respectively. As the mill was acquired in 2005, there are no comparative amounts included in the quarter ended June 30, 2004.

	Six Months Ended June 30, 2005
	Pension Benefits	Post-Retirement Benefits

Service cost	€245	€107
Interest cost	481	234
Expected return on plan assets	(471)	—

Net periodic benefit cost	€255	€341

	Three Months Ended June 30, 2005
	Pension Benefits	Post-Retirement Benefits

Service cost	€161	€58
Interest cost	323	146
Expected return on plan assets	(321)	—

Net periodic benefit cost	€163	€204

Note 8. Derivatives Transactions

	Six Months Ended June 30,
	2005	2004

Realized loss on derivative financial instruments	€(295)	€—

Unrealized net loss on interest rate derivatives	€(20,475)	€(1,716)
Unrealized net gain (loss) on foreign exchange derivatives	(52,372)	8,744
Unrealized loss on natural gas forward supply contract	(168)	—

Unrealized gain (loss) on derivative financial instruments	€(73,015)	€7,028

FORM 10-Q
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 8. Derivatives Transactions (cont’d)

	Three Months Ended June 30,
	2005	2004

Unrealized net gain (loss) on interest rate derivatives	€(20,819)	€15,751
Unrealized net gain (loss) on foreign exchange derivatives	(48,274)	13,722
Unrealized loss on natural gas forward supply contract	(358)	—

Unrealized gain (loss) on derivative financial instruments	€(69,451)	€29,473

In addition to the derivatives reported in the Company’s annual report on Form 10-K for the year ended December 31, 2004, the Company entered into certain new derivative transactions in the first six months of 2005.
In the first quarter of 2005, Stendal entered into foreign currency derivatives in order to swap approximately three-quarters of the long-term indebtedness outstanding under the Stendal mill’s project loan facility into U.S. dollars as follows: (i) approximately €306,300 was swapped into U.S. dollars at a rate of 1.2960 with a maturity in October 2017; and (ii) approximately €153,155 was swapped into U.S. dollars at a rate of 1.2990 with a maturity in October 2017. In the second quarter of 2005, Stendal entered into foreign currency derivatives in order to swap the balance of the long-term indebtedness under the Stendal mill’s project loan facility, being approximately €153,155, into U.S. dollars at a rate of 1.2799 with a maturity in October 2017. During the first quarter of 2005, Stendal entered into a $50,000 currency forward contract at a rate of 1.3108 with a maturity in February 2006 and a $25,000 currency forward at a rate of 1.3080 with a maturity in September 2005. During the second quarter of 2005, Stendal also entered into a $25,000 currency forward contract at a rate of 1.2357 with a maturity in September 2005. A net unrealized loss of €52,372 and €48,274 was recorded in respect of these derivatives in the six and three months ended June 30, 2005, respectively.

FORM 10-Q
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. European Union Emissions Trading Scheme
Beginning in 2005, the Company’s German operations are subject to the European Union Emissions Trading Scheme pursuant to which the Company’s German mills have been granted carbon emission certificates. The German mills estimate that they will have excess carbon emission credits in the current year. As a result, in the second quarter of 2005, the Company’s German pulp mills sold some of their emissions certificates for a gain of €6,288, which contributed to income from operations. Emission credits are recorded at historical cost. If additional credits were required in excess of the amount held by the Company, then a liability would be accrued.

FORM 10-Q
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the six and three months ended June 30, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from the date of its acquisition on February 14, 2005. During the six and three months ended June 30, 2004 and as at December 31, 2004, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during this period. We acquired the Celgar mill in February 2005 and, as a result, its operations for the six and three months ended June 30, 2004 and financial condition at December 31, 2004 are not included for such periods. The Restricted Group excludes our paper operations and the Stendal mill.
Combined Condensed Balance Sheet

	June 30, 2005
	Restricted	Unrestricted			Consolidated
	Group	Subsidiaries		Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€62,792	€43,082		€—	€105,874
Cash restricted	—	37,951		—	37,951
Receivables	42,748	32,665		(69)	75,344
Inventories	54,127	37,910		—	92,037
Prepaid expenses and other	3,631	3,426		—	7,057

Total current assets	163,298	155,034		(69)	318,263
Cash restricted	—	19,074		—	19,074
Property, plant and equipment	393,047	716,785		(438)	1,109,394
Other	9,741	4,119		—	13,860
Deferred income tax	22,855	55,383		—	78,238
Due from unrestricted group	44,621	—		(44,621)	—

Total assets	€633,562	€950,395		€(45,128)	€1,538,829

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€43,780	€57,688		€(69)	€101,399
Construction costs payable	—	34,090		—	34,090
Debt, current portion	—	97,618		—	97,618

Total current liabilities	43,780	189,396		(69)	233,107
Debt, less current portion	353,033	599,522		—	952,555
Due to restricted group	—	44,621		(44,621)	—
Unrealized derivatives loss	—	143,631		—	143,631
Other	18,555	6,973		—	25,528
Deferred income tax	1,883	2,260		—	4,143

Total liabilities	417,251	986,403		(44,690)	1,358,964

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	216,311	(36,008	)(1)	(438)	179,865

Total liabilities and shareholders’ equity	€633,562	€950,395		€(45,128)	€1,538,829

(1)	Shareholders' equity does not include government grants received or receivable related to the Stendal mill. Shareholders' equity is impacted by the unrealized non-cash marked to market valuation losses on derivative financial instruments.

FORM 10-Q
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
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

FORM 10-Q
QUARTERLY REPORT — PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Six Months Ended June 30, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€114,416	€113,086	€—	€227,502

Operating costs	87,260	98,024	—	185,284
Operating depreciation and amortization	10,829	13,616	438	24,883
General and administrative	11,077	4,239	—	15,316
Gain on sale of emission credits	(2,135)	(4,153)	—	(6,288)

	107,031	111,726	438	219,195

Income (loss) from operations	7,385	1,360	(438)	8,307

Other income (expense)
Interest expense	(15,985)	(26,571)	1,093	(41,463)
Investment income	1,297	777	(1,093)	981
Derivative financial instruments, net	(463)	(72,847)	—	(73,310)
Unrealized foreign exchange loss on debt	(7,509)	—	—	(7,509)
Impairment of investments	(1,645)	—	—	(1,645)

Total other expense	(24,305)	(98,641)	—	(122,946)

Loss before income taxes and minority interest	(16,920)	(97,281)	(438)	(114,639)
Income tax (provision) benefit	(4,776)	26,188	—	21,412

Loss before minority interest	(21,696)	(71,093)	(438)	(93,227)
Minority interest	—	11,409	—	11,409

Net loss	€(21,696)	€(59,684)	€(438)	€(81,818)

	Six Months Ended June 30, 2004
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€72,210	€29,620	€(1,179)	€100,651

Operating costs	48,675	27,213	133	76,021
Operating depreciation and amortization	11,136	1,153	318	12,607
General and administrative	6,295	8,091	(158)	14,228
Flooding grants, less losses and expenses	—	669	—	669

	66,106	37,126	293	103,525

Income (loss) from operations	6,104	(7,506)	(1,472)	(2,874)

Other income (expense)
Interest expense	(6,023)	(452)	1,121	(5,354)
Investment and other income (expense)	1,745	(214)	(67)	1,464
Derivative financial instruments, net	(5,272)	12,300	—	7,028

Total other expense	(9,550)	11,634	1,054	3,138

Income (loss) before income taxes and minority interest	(3,446)	4,128	(418)	264
Income tax provision	(199)	—	—	(199)

Income (loss) before minority interest	(3,645)	4,128	(418)	65
Minority interest	—	(2,790)	—	(2,790)

Net income (loss)	€(3,645)	€1,338	€(418)	€(2,725)

FORM 10-Q
QUARTERLY REPORT — PAGE 21

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Three Months Ended June 30, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€72,704	€56,905	€—	€129,609

Operating costs	57,287	47,995	—	105,282
Operating depreciation and amortization	6,704	6,971	221	13,896
General and administrative	5,490	2,028	—	7,518
Gain on sale of emission credits	(2,135)	(4,153)	—	(6,288)

	67,346	52,841	221	120,408

Income (loss) from operations	5,358	4,064	(221)	9,201

Other income (expense)
Interest expense	(8,314)	(14,585)	699	(22,200)
Investment income	970	467	(631)	806
Derivative financial instruments, net	(358)	(69,093)	—	(69,451)
Unrealized foreign exchange loss on debt	(9,806)	—	—	(9,806)
Impairment of investments	(467)	—	467	—

Total other income (expense)	(17,975)	(83,211)	535	(100,651)

Income (loss) before income taxes and minority interest	(12,617)	(79,147)	314	(91,450)
Income tax (provision) benefit	(1,661)	26,108	—	24,447

Income (loss) before minority interest	(14,278)	(53,039)	314	(67,003)
Minority interest	—	4,852	—	4,852

Net income (loss)	€(14,278)	€(48,187)	€314	€(62,151)

	Three Months Ended June 30, 2004
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€36,772	€14,313	€(750)	€50,335

Operating costs	23,318	13,455	123	36,896
Operating depreciation and amortization	5,554	601	159	6,314
General and administrative	3,181	4,176	330	7,687
Flooding grants, less losses and expenses.	—	416	—	416

	32,053	18,648	612	51,313

Income (loss) from operations	4,719	(4,335)	(1,362)	(978)

Other income (expense)
Interest expense	(1,947)	114	(533)	(2,366)
Derivative financial instruments, net	(382)	29,855	—	29,473
Investment and other income (expense)	639	(364)	255	530

Total other income (expense)	(1,690)	29,605	(278)	27,637

Income (loss) before income taxes and minority interest	3,029	25,270	(1,640)	26,659
Income tax provision	(199)	(20)	—	(219)

Income (loss) before minority interest	2,830	25,250	(1,640)	26,440
Minority interest	—	(10,199)	—	(10,199)

Net income (loss)	€2,830	€15,051	€(1,640)	€16,241

FORM 10-Q
QUARTERLY REPORT — PAGE 22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2005, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
The following discussion and analysis of our results of operations and financial condition for the six and three months ended June 30, 2005 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.
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
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Selected sales data for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	154,800	156,334
Celgar	118,188	—
Stendal	204,988	—

Total pulp sales volume(1)	477,976	156,334
Paper sales volume	34,478	32,789

Total sales volume(1)	512,454	189,123

FORM 10-Q
QUARTERLY REPORT — PAGE 23

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€65,936	€71,031
Celgar	48,480	—
Stendal	81,606	927

Total pulp revenues(1)	196,022	71,958
Paper revenues	31,480	28,693

Total revenues(1)	€227,502	€100,651

(1)	Excluding intercompany sales volumes of 7,594 and 2,549 ADMTs of pulp and intercompany net sales revenues of approximately €3.3 million and €1.1 million in the six months ended June 30, 2005 and 2004, respectively.
Selected production data for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
	(ADMTs)
Production by Product Class
Pulp production by mill:
Rosenthal	157,315	159,384
Celgar	171,833	—
Stendal	231,719	—

Total pulp production	560,867	159,384
Paper production	33,937	32,407

Total production	594,804	191,791

Revenues for the six months ended June 30, 2005 increased to €227.5 million from €100.7 million in the comparative period of 2004, primarily because of higher pulp sales resulting from the inclusion of sales from our Stendal and Celgar mills. Pulp sales by volume were 477,976 ADMTs in the first half of 2005, compared to 156,334 ADMTs in the comparative period of 2004. In the six months ended June 30, 2005, the Stendal and Celgar mills sold 323,176 ADMTs of NBSK pulp and had sales of €130.1 million.
Cost of sales and general, administrative and other expenses in the first half of 2005 increased to €219.2 million from €103.5 million in the comparative period of 2004, primarily as a result of the inclusion of production from our Stendal mill and the operations of the Celgar mill.
Beginning in 2005, our German operations are subject to the European Union Emissions Trading Scheme pursuant to which our German mills have been granted carbon emission certificates. The German mills estimate that they will have excess carbon emission credits in the current year. As a result, in the second quarter of 2005, our German pulp mills sold some of their emissions certificates for a gain of €6.3 million in the six months ended June 30, 2005, which contributed to income from operations.
For the first half of 2005, revenues from our pulp operations increased to €196.0 million from €72.0 million in the same period a year ago, primarily as a result of the inclusion of production from our Stendal and Celgar mills. List prices for NBSK pulp in Europe were approximately €488 ($628) per ADMT in the first half of 2005, approximately €500 ($613) per ADMT in the first half of last year and approximately €490 ($642) in the first quarter of 2005. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro during the current period.

FORM 10-Q
QUARTERLY REPORT — PAGE 24

Pulp sales realizations decreased to €411 per ADMT on average in the first half of 2005 from €443 per ADMT in the first half of 2004, primarily as a result of lower price realizations of the Stendal and Celgar mills. The Stendal mill sold pulp at a discounted price as a result of its start up, which we expect will be eliminated during the year, and the Celgar mill sells a large portion of its production in Asian markets which had lower prices than European markets.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €185.7 million in the first half of 2005 from €70.4 million in the first half of 2004, primarily as a result of the inclusion of €130.0 million of operating costs related to the Stendal and Celgar mills. In the first half of 2005, we recorded a contribution to income from operations of €6.3 million resulting from the sale of excess carbon emission credits by our German pulp mills.
Depreciation for the pulp operations increased to €24.2 million in the current period, from €11.1 million in the first half of 2004, primarily as a result of the inclusion of €17.6 million of depreciation from the Stendal and Celgar mills, partially offset by lower depreciation at the Rosenthal mill.
For the first half of 2005, our pulp operations generated operating income of €13.6 million, versus operating income of €2.8 million in the first half of 2004, primarily as a result of the inclusion of the results of the Stendal and Celgar mills, the sale of excess carbon emission credits by our German pulp mills and lower costs and expenses at our Rosenthal mill.
Revenues from our paper operations in the current period were €31.5 million, compared with €28.7 million in the same period of last year. For the first half of 2005, total paper sales volumes were 34,478 ADMTs, versus 32,789 ADMTs in the first half of 2004 primarily as a result of a shift in the product mix at our paper mills. Average prices realized on our paper products in the current quarter increased slightly, reflecting the shift in the product mix.
Cost of sales and general, administrative and other expenses for the paper operations in the first half of 2005 increased to €32.5 million from €31.7 million in the comparative period of 2004, primarily as a result of the shift in the product mix.
For the first half of 2005, our paper operations generated an operating loss of €1.1 million, compared to an operating loss of €3.0 million in the first half of 2004.
In the first half of 2005, we had income from operations of €8.3 million, compared to a loss from operations of €2.9 million in the same period last year.
Interest expense in the first half of 2005 increased to €41.5 million from €5.4 million in the year ago period, due to interest expense of €26.3 million relating to the Stendal mill and higher borrowings resulting primarily from our $310 million senior note issue in February 2005. In the first half of 2004, almost all of the interest associated with the Stendal mill was capitalized during its construction.
In the first half of 2005, Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars and certain currency forwards and we recorded a net unrealized non-cash holding loss of €52.4 million before minority interests upon the marked to market valuation of such derivatives due to the strengthening of the U.S. dollar versus the Euro at the end of the period. In the comparative period of 2004, we recorded a net unrealized non-cash holding gain of €8.7 million before minority interests on the then

FORM 10-Q
QUARTERLY REPORT — PAGE 25

outstanding currency derivatives of Rosenthal and Stendal. In the first half of 2005, as a result of a decrease in long-term European interest rates, we also recorded a net loss of €20.8 million before minority interests on the marked to market valuation of the Stendal interest rate derivatives and settlement of the Rosenthal interest rate derivatives versus a net unrealized non-cash holding loss thereon of €1.7 million before minority interests in the comparative period of 2004. See “Quantitative and Qualitative Disclosures About Market Risk” for more information about our derivatives.
In the first half of 2005, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €11.4 million, compared to €(2.8) million in the first half of 2004.
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
We reported a net loss for the first half of 2005 of €81.8 million, or €2.80 per basic and diluted share, which reflected the net unrealized non-cash holding losses on our currency and interest rate derivatives of €73.2 million and the unrealized non-cash foreign exchange loss on our long-term debt of €7.5 million, partially offset by the non-cash benefit for income taxes of €21.4 million, and interest expense related to our Stendal mill of €26.3 million and the non-cash impairment charge of €1.6 million relating to investments. In the first half of 2004, we reported a net loss of €2.7 million, or €0.16 per basic and diluted share.
We generated “Operating EBITDA” of €33.2 million and €9.7 million in the six months ended June 30, 2005 and 2004, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €24.9 million and €12.6 million to the income from operations of €8.3 million and loss from operations of €2.9 million for the six months ended June 30, 2005 and 2004, respectively.
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

FORM 10-Q
QUARTERLY REPORT — PAGE 26

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
The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
	(unaudited)
Net loss	€(81,818)	€(2,725)
Minority interest	(11,409)	2,790
Income taxes (benefit)	(21,412)	199
Interest expense	41,463	5,354
Investment income	(981)	(1,464)
Derivative financial instruments, net	73,310	(7,028)
Foreign exchange loss on debt	7,509	—
Impairment of investments	1,645	—

Income (loss) from operations	8,307	(2,874)
Add: Depreciation and amortization	24,883	12,607

Operating EBITDA	€33,190	€9,733

FORM 10-Q
QUARTERLY REPORT — PAGE 27

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Selected sales data for the three months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,
	2005	2004
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	75,996	74,841
Celgar	99,841	—
Stendal	102,915	—

Total pulp sales volume(1)	278,752	74,841
Paper sales volume	17,840	15,383

Total sales volume(1)	296,592	90,224

	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€31,840	€36,022
Celgar	40,864	—
Stendal	40,808	927

Total pulp revenues(1)	113,512	36,949
Paper revenues	16,097	13,386

Total revenues(1)	€129,609	€50,335

(1)	Excluding intercompany sales volumes of 4,105 and 1,540 ADMTs of pulp and intercompany net sales revenues of approximately €1.8 million and €0.8 million in the three months ended June 30, 2005 and 2004, respectively.
Selected production data for the three months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,
	2005	2004
	(ADMTs)
Production by Product Class
Pulp production by mill:
Rosenthal	81,443	80,317
Stendal	123,738	—
Celgar	111,071	—

Total pulp production	316,252	80,317
Paper production	17,979	15,339

Total production	334,231	95,656

Revenues for the three months ended June 30, 2005 increased to €129.6 million from €50.3 million in the comparative period of 2004, primarily because of higher pulp sales resulting from the inclusion of sales from our Stendal and Celgar mills. Pulp sales by volume were 278,752 ADMTs in the second quarter of 2005, compared to 74,841 ADMTs in the comparative period of 2004. In the three months ended June 30, 2005, the Stendal and Celgar mills sold 202,756 ADMTs of NBSK pulp and had sales of €81.7 million.
Cost of sales and general, administrative and other expenses in the second quarter of 2005 increased to €120.4 million from €51.3 million in the comparative period of 2004, primarily as a result of the inclusion of production from our Stendal mill and the operations of the Celgar mill. In the second quarter of 2005, we realized a gain of €6.3 million from the sale of excess carbon emission credits by our German mills, which contributed to income from operations.

FORM 10-Q
QUARTERLY REPORT — PAGE 28

For the second quarter of 2005, revenues from our pulp operations increased to €113.5 million from €36.9 million in the same period a year ago, primarily as a result of the inclusion of production from our Stendal and Celgar mills. List prices for NBSK pulp in Europe were approximately €487 ($613) per ADMT in the second quarter of 2005, compared to approximately €535 ($645) per ADMT in the comparative period of last year. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro during the current period.
Pulp sales realizations decreased to €408 per ADMT on average in the second quarter of 2005 from €471 per ADMT in the second quarter of 2004, primarily as a result of lower price realizations of the Stendal and Celgar mills. The Stendal mill sold pulp at a discounted price as a result of its start up, which we expect will be eliminated during the year, and the Celgar mill sells a large portion of its production in Asian markets which had lower sales prices than European markets.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €102.9 million in the second quarter of 2005 from €34.2 million in the comparative period of 2004, primarily as a result of the inclusion of €77.6 million of operating costs related to the Stendal and Celgar mills. In the second quarter of 2005, we recorded a contribution to income from operations of €6.3 million resulting from the sale of excess carbon emission credits by our German pulp mills.
Depreciation for the pulp operations increased to €13.4 million in the current quarter, from €5.6 million in the second quarter of 2004, primarily as a result of the inclusion of €10.0 million of depreciation from the Stendal and Celgar mills, partially offset by lower depreciation at the Rosenthal mill.
For the second quarter of 2005, our pulp operations generated operating income of €12.4 million, versus operating income of €3.5 million in the comparative quarter of 2004, primarily as a result of the inclusion of the results of the Stendal and Celgar mills, the sale of excess carbon emission credits by our German pulp mills and lower costs and expenses at our Rosenthal mill.
Revenues from our paper operations in the current quarter were €16.1 million, compared with €13.4 million in the same quarter of last year. For the second quarter of 2005, total paper sales volumes were 17,840 ADMTs, versus 15,383 ADMTs in the comparative quarter of 2004 primarily as a result of a shift in the product mix at our paper mills. Average prices realized on our paper products in the current quarter increased slightly, reflecting the shift in the product mix.
Cost of sales and general, administrative and other expenses for the paper operations in the second quarter of 2005 increased to €16.9 million from €15.9 million in the comparative quarter of 2004, primarily as a result of the shift in the product mix.
For the second quarter of 2005, our paper operations generated an operating loss of €0.8 million, compared to an operating loss of €2.5 million in the second quarter of 2004.
In the second quarter of 2005, we had income from operations of €9.2 million, compared to a loss from operations of €1.0 million in the same quarter last year.

FORM 10-Q
QUARTERLY REPORT — PAGE 29

Interest expense in the second quarter of 2005 increased to €22.2 million from €2.4 million in the year ago period, due to interest expense of €14.5 million relating to the Stendal mill and higher borrowings resulting primarily from our $310 million senior note issue in February 2005. In the second quarter of 2004, almost all of the interest associated with the Stendal mill was capitalized during its construction.
Stendal had entered into certain foreign currency derivatives to swap a portion of its long-term bank indebtedness from Euros to U.S. dollars and certain currency forwards in the first quarter of 2005. In the second quarter of 2005, Stendal entered into foreign currency derivatives to swap the balance of its long-term indebtedness from Euros to U.S. dollars and a currency forward. We recorded a net unrealized non-cash holding loss of €48.3 million before minority interests upon the marked to market valuation of such currency derivatives due to the strengthening of the U.S. dollar versus the Euro at the end of the quarter. In the comparative quarter of 2004, we recorded a net unrealized non-cash holding gain of €13.7 million before minority interests on the then outstanding currency derivatives of Rosenthal and Stendal. In the second quarter of 2005, as a result of a decrease in long-term European interest rates, we also recorded a net unrealized non-cash holding loss of €20.8 million before minority interests on the marked to market valuation of the Stendal interest rate derivatives versus a net unrealized non-cash holding gain of €15.8 million before minority interests on the interest rate derivatives of Stendal and Rosenthal in the comparative quarter of 2004. See “Quantitative and Qualitative Disclosures About Market Risk” for more information about our derivatives.
In the second quarter of 2005, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €4.9 million, compared to €(10.2) million in the second quarter of 2004.
We reported a net loss for the second quarter of 2005 of €62.2 million, or €1.88 per basic and diluted share, which reflected the net unrealized non-cash holding losses on our currency and interest rate derivatives of €69.1 million and the unrealized non-cash foreign exchange loss on our long-term debt of €9.8 million, partially offset by the non-cash benefit for income taxes of €24.4 million, and interest expense related to our Stendal mill of €14.5 million. In the second quarter of 2004, we reported net income of €16.2 million, or €0.94 per basic share and €0.57 per diluted share.
We generated Operating EBITDA of €23.1 million and €5.3 million in the three months ended June 30, 2005 and 2004, respectively, calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €13.9 million and €6.3 million to the income from operations of €9.2 million and a loss from operations of €1.0 million for the three months ended June 30, 2005 and 2004, respectively. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for our results as reported under GAAP. See the discussion of our results for the first half of 2005 for additional information relating to Operating EBITDA.

FORM 10-Q
QUARTERLY REPORT — PAGE 30

The following table provides a reconciliation of net income (loss) to income (loss) from operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2005	2004
	(in thousands)
	(unaudited)
Net income (loss)	€(62,151)	€16,241
Minority interest	(4,852)	10,199
Income taxes (benefit)	(24,447)	219
Interest expense	22,200	2,366
Investment income	(806)	(530)
Derivative financial instruments, net	69,451	(29,473)
Foreign exchange loss on debt	9,806	—

Income (loss) from operations	9,201	(978)
Add: Depreciation and amortization	13,896	6,314

Operating EBITDA	€23,097	€5,336

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at		As at
	June 30,		December 31,
	2005		2004
	(in thousands)
	(unaudited)
Financial Position
Cash and cash equivalents	€105,874		€49,568
Working capital (deficit)	85,156		(21,659)
Property, plant and equipment	1,109,394		936,035
Total assets	1,538,829		1,255,649
Long-term liabilities	1,125,857	(1)	863,840
Shareholders’ equity	179,865		162,741

(1)	Includes €28.6 million outstanding under the revolving credit facilities for the Rosenthal and Celgar mills.
At June 30, 2005, our cash and cash equivalents were €105.9 million, compared to €49.6 million at December 31, 2004. We also had €38.0 million of cash restricted to pay current Stendal construction costs payable of €34.1 million at June 30, 2005. We also had €19.1 million of cash restricted in a debt service account for the project financing for the Stendal mill. At June 30, 2005, we qualified for investment grants related to the Stendal mill totaling approximately €88.5 million from the federal and state governments of Germany, which we expect to receive in 2005. These grants, when received, will be applied to repay the amounts drawn under the current portion of a dedicated tranche of the project loan facility relating to the Stendal mill, or the “Stendal Loan Facility”. Under our accounting policies, we do not record these grants until they are received. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. The balance outstanding under such dedicated tranche of the Stendal Loan Facility will be substantially paid from VAT credits we expect to receive in the ordinary course.
We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations (other than at Stendal) from cash flow from operations, cash on hand and the two new credit facilities for the Rosenthal and Celgar mills established in February 2005. We also recently approved an approximately C$28.5 million strategic capital

FORM 10-Q
QUARTERLY REPORT — PAGE 31

plan for our Celgar mill that we expect will increase the mill’s production capacity, reduce operating costs and improve pulp quality and the mill’s reliability. We expect to meet the costs of such plan from cash on hand, cash flow from operations and our existing credit facility relating to the Celgar mill. We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses during start-up, through shareholder advances already made to Stendal, the Stendal Loan Facility (which includes a revolving working capital tranche), the receipt of government grants, cash on hand and cash flow from operations.
Operating Activities
Operating activities in the first half of 2005 used cash of €5.2 million, compared to €3.1 million in the comparative period of 2004. An increase in receivables due primarily to higher sales used cash of €20.7 million in the first half of 2005, compared to €2.5 million in the comparative period of 2004. An increase in inventories due primarily to the build up of finished goods at the Celgar mill and higher fiber levels at the Stendal mill related to its start up used cash of €16.8 million in the first half of 2005, compared to €18.0 million in the first half of 2004. An increase in accounts payable and accrued expenses provided cash of €41.3 million in the first half of 2005, compared to €12.2 million in the comparative period of 2004, primarily due to higher production.
Investing Activities
Investing activities in the six months ended June 30, 2005 used cash of €155.1 million, of which €146.6 million related to the acquisition of the Celgar pulp mill. The acquisition of properties used cash of €8.5 million in the first half of 2005. Investing activities used cash of €116.1 million in the six months ended June 30, 2004, primarily relating to the Stendal mill.
Financing Activities
Financing activities provided cash of €211.0 million in the six months ended June 30, 2005. In connection with the acquisition of the Celgar pulp mill, a net increase in indebtedness provided cash of €141.5 million, the issuance of shares of beneficial interest provided cash of €66.6 million and a decrease in restricted cash provided cash of €35.8 million in the current period. We fully repaid the project loan facility relating to the Rosenthal mill, or the “Rosenthal Loan Facility”, and indebtedness relating to the landfill at the Rosenthal mill in February 2005 from the proceeds of the share and senior note offerings in connection with the Acquisition. A decrease in construction costs payable used cash of €31.3 million in the current period. Financing activities provided cash of €109.4 million in the six months ended June 30, 2004, primarily related to the Stendal mill.
As at June 30, 2005, we had utilized the entire €4.7 million available under the five credit facilities relating to the paper operations. In addition, at June 30, 2005, we had drawn down approximately €12.0 million of the €40.0 million available under the new revolving term credit facility relating to the Rosenthal mill and €16.6 million of the $30 million available under the new revolving credit facility relating to the Celgar mill.
We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €88.5 million outstanding as of June 30, 2005. We expect to receive our currently outstanding claim expenditures in 2005. In accordance with our accounting policies, we

FORM 10-Q
QUARTERLY REPORT — PAGE 32

do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them.
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
Our Acquisition of the Celgar mill in February 2005 was a significant transaction for us that has materially impacted our results of operations and financial condition. The Acquisition will impact the ability of Mercer Inc. and its restricted subsidiaries under the indenture governing the senior notes to make distributions and incur additional indebtedness in the future beyond our revolving credit facilities and certain permitted borrowings under the indenture, and, in that regard, we and our restricted subsidiaries will be required to meet the Fixed Charge Coverage Ratio. As at June 30, 2005, Mercer Inc. and our restricted subsidiaries under the indenture governing the senior notes did not meet the Fixed Charge Coverage Ratio of 2.0 to 1.0 as set out in the senior note indenture. As a result, as at June 30, 2005, Mercer Inc. and its restricted subsidiaries were not able to make certain distributions and incur additional indebtedness beyond our revolving credit facilities except as permitted under the indenture.

FORM 10-Q
QUARTERLY REPORT — PAGE 33

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
In the six months ended June 30, 2005, we reported a net €1.2 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to €11.6 million at June 30, 2005 from €10.4 million at December 31, 2004.
Based upon the exchange rate at June 30, 2005, the U.S. dollar increased by approximately 1% in value against the Euro since June 30, 2004. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. As at and during the six and three months ended June 30, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from February 14, 2005, the date of the Acquisition of the mill. During the six and three months ended June 30, 2004 and as at December 31, 2004, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during such period. As we acquired the Celgar pulp mill in February 2005, its results of operations and financial condition are not included in the discussion relating to our Restricted Group for the six and three months ended June 30, 2004 and as at December 31, 2004. The Restricted Group excludes our paper operations and our Stendal mill.
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
Restricted Group Results — Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Total revenues for the Restricted Group for the six months ended June 30, 2005 increased to €114.4 million from €72.2 million in the comparative period of 2004, primarily because of the

FORM 10-Q
QUARTERLY REPORT — PAGE 34

inclusion of the pulp sales from the Celgar mill. Pulp sales realizations for the Restricted Group decreased to €427 per ADMT on average in the six months ended June 30, 2005 from €443 per ADMT in the comparative period of 2004, primarily as a result of lower sales prices realized by the Celgar mill, which sells a large portion of its production in Asian markets which had lower sales prices than European markets. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the six months ended June 30, 2005 increased to €107.0 million from €66.1 million in the comparative period of 2004, primarily as a result of the inclusion of the results of the Celgar mill, partially offset by lower production costs at the Rosenthal mill.
Depreciation for the Restricted Group decreased to €10.8 million in the first half of 2005 from €11.1 million in the comparative period of 2004, primarily as a result of a change in our depreciation estimate in respect of the Rosenthal mill effective July 1, 2004, which resulted in a decrease in cost of sales for the Restricted Group for the six months ended June 30, 2005, partially offset by the inclusion of depreciation of the Celgar mill.
In the first half of 2005, the Restricted Group reported income from operations of €7.4 million, compared to €6.1 million in the first half of 2004. Interest expense for the Restricted Group in the six months ended June 30, 2005 increased to €16.0 million from €6.0 million in the year ago period, primarily due to higher borrowings resulting from our $310 million senior note offering in February 2005.
On May 6, 2005, our management determined to record, and our Audit Committee approved, a non-cash impairment charge of €1.6 million related to an investment in a venture company, which is the last of a legacy investment that we have held since approximately 1996. The venture company has proposed to place itself into liquidation and, as a result, management determined to record impairment charges sufficient to reduce its investment to the net amount expected to be recovered. We do not currently expect to incur any future cash expenditures related thereto.
In the six months ended June 30, 2005, the Restricted Group recorded a net loss of €0.3 million on the settlement of the Rosenthal interest rate derivatives, versus a net unrealized non-cash holding loss of €4.8 million on the marked to market valuation thereon in the comparative period of 2004. In the six months ended June 30, 2004, the Restricted Group recorded a net unrealized non-cash holding loss of €0.5 million upon the marked to market valuation of the then outstanding currency derivatives relating to the Rosenthal mill. The Restricted Group did not have any currency derivatives outstanding during the first half of 2005 that materially affected its results.
The Restricted Group reported a net loss for the six months ended June 30, 2005 of €21.7 million, which reflected higher interest expense of €16.0 million. In the first half of 2004, the Restricted Group reported a net loss of €3.6 million.
The Restricted Group generated “Operating EBITDA” of €18.2 million and €17.2 million in the six months ended June 30, 2005 and 2004, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €10.8

FORM 10-Q
QUARTERLY REPORT — PAGE 35

million and €11.1 million to the income from operations of €7.4 million and €6.1 million for the six months ended June 30, 2005 and 2004, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the six months ended June 30, 2005 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net loss to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
	(unaudited)
Restricted Group(1)(2)
Net loss	€(21,696)	€(3,645)
Income taxes	4,776	199
Interest expense	15,985	6,023
Investment and other income	(1,297)	(1,745)
Derivative financial instruments, net	463	5,272
Foreign exchange loss on debt	7,509	—
Impairment of investments	1,645	—

Income from operations	7,385	6,104
Add: Depreciation and amortization	10,829	11,136

Operating EBITDA	€18,214	€17,240

(1)	The results of the Celgar pulp mill are not included for the six months ended June 30, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Total revenues for the Restricted Group for the three months ended June 30, 2005 increased to €72.7 million from €36.8 million in the comparative period of 2004, primarily because of the inclusion of the pulp sales from the Celgar mill. Pulp sales realizations for the Restricted Group decreased to €430 per ADMT on average in the three months ended June 30, 2005 from €471 per ADMT in the comparative period of 2004, primarily as a result of lower sales prices realized by the Celgar mill, which sells a large portion of its production in Asian markets which had lower sales prices than European markets. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended June 30, 2005 increased to €67.3 million from €32.1 million in the comparative period of 2004, primarily as a result of the inclusion of the results of the Celgar mill, partially offset by lower production costs at the Rosenthal mill.
Depreciation for the Restricted Group decreased to €6.7 million in the second quarter of 2005 from €5.6 million in the comparative period of 2004, primarily as a result of a change in our depreciation estimate in respect of the Rosenthal mill effective July 1, 2004, which resulted in a decrease in cost of sales for the Restricted Group for the three months ended June 30, 2005, partially offset by the inclusion of depreciation at the Celgar mill.

FORM 10-Q
QUARTERLY REPORT — PAGE 36

In the second quarter of 2005, the Restricted Group reported income from operations of €5.4 million, compared to €4.7 million in the comparative quarter of 2004. Interest expense for the Restricted Group in the three months ended June 30, 2005 increased to €8.3 million from €1.9 million in the year ago period, primarily due to higher borrowings resulting from our $310 million senior note offering in February 2005.
The Restricted Group did not have any interest rate or currency derivatives outstanding during the second quarter of 2005 that materially affected its results. In the three months ended June 30, 2004, the Restricted Group recorded a net unrealized non-cash holding loss of €4.7 million on the marked to market valuation of the Rosenthal interest rate derivatives, which were settled in the first quarter of 2005, and a net unrealized non-cash holding gain of €4.4 million upon the marked to market valuation of the then outstanding currency derivatives relating to the Rosenthal mill.
The Restricted Group reported a net loss for the three months ended June 30, 2005 of €14.3 million, which reflected higher interest expense of €8.3 million. In the comparative quarter of 2004, the Restricted Group reported net income of €2.8 million.
The Restricted Group generated Operating EBITDA of €12.1 million and €10.3 million in the three months ended June 30, 2005 and 2004, respectively. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €6.7 million and €5.6 million to the income from operations of €5.4 million and €4.7 million for the three months ended June 30, 2005 and 2004, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the six months ended June 30, 2005 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	June 30,
	2005	2004
	(in thousands)
	(unaudited)
Restricted Group(1)(2)
Net income (loss)	€(14,278)	€2,830
Income taxes	1,661	199
Interest expense	8,314	1,947
Investment and other income	(970)	(639)
Derivative financial instruments, net	358	382
Foreign exchange loss on debt	9,806	—
Impairment of investments	467	—

Income from operations	5,358	4,719
Add: Depreciation and amortization	6,704	5,554

Operating EBITDA	€12,063	€10,273

(1)	The results of the Celgar pulp mill are not included for the three months ended June 30, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

FORM 10-Q
QUARTERLY REPORT — PAGE 37

Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	June 30,	December 31,
	2005	2004
	(in thousands)
	(unaudited)
Restricted Group Financial Position(1)(2)
Cash and cash equivalents	€62,792	€45,487
Working capital	119,518	48,480
Property, plant and equipment	393,047	213,678
Total assets	633,562	401,321
Long-term liabilities	373,471	228,139
Shareholders’ equity	216,311	138,478

(1)	The financial position of the Celgar pulp mill is not included as at December 31, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
At June 30, 2005, the Restricted Group had cash and cash equivalents of €62.8 million, compared to €45.5 million at December 31, 2004. At June 30, 2005, the Restricted Group had working capital of €119.9 million.
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

FORM 10-Q
QUARTERLY REPORT — PAGE 38

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

FORM 10-Q
QUARTERLY REPORT — PAGE 39

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
In the first quarter of 2005, Stendal entered into currency swaps to convert a portion of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and certain currency forwards. In the second quarter of 2005, Stendal entered into a currency swap to convert the balance of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and a currency forward.
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

FORM 10-Q
QUARTERLY REPORT — PAGE 40

The following table sets forth the maturity date, the notional amount and the recognized gain or loss in the six and three months ended June 30, 2005 for derivatives related to the Rosenthal and Stendal mills that were in effect during these periods that affected our results:

			Recognized Gain	Recognized Gain
			(Loss) in	(Loss) in
			Six Months Ended	Three Months Ended
Derivative Instrument	Maturity Date	Notional Amount	June 30, 2005	June 30, 2005
		(unaudited)	(unaudited)	(unaudited)
		(in millions)	(in thousands)	(in thousands)
Interest Rate Derivatives
Rosenthal Interest Rate Cap Agreements(1)	Settled	$178.3	€(295)	€-
Stendal Interest Rate Swaps(2)	October 2017	€1,147.5	(20,475)	(20,819)

			€(20,770)	€(20,819)

Foreign Exchange Rate Derivatives
Stendal Currency Swap(3)	October 2017	€306.3	€(24,571)	€(22,278)
Stendal Currency Swap(4)	October 2017	€153.2	(12,778)	(11,027)
Stendal Currency Swap(5)	October 2017	€153.2	(10,336)	(10,336)
Stendal Currency Forward	September 2005	$25.0	(379)	(393)
Stendal Currency Forward	September 2005	$25.0	(1,497)	(1,497)
Stendal Currency Forward	February 2006	$50.0	(2,811)	(2,743)

			€(52,372)	€(48,274)

(1)	Rosenthal had entered into two forward interest rate contracts with notional amounts of $106.2 million (2003: $118.6 million) and $72.1 million (2003: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%. These derivatives were settled in February 2005.

(2)	In connection with the Stendal Loan Facility, in 2002 Stendal entered into the Stendal Interest Rate Swaps, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2004 and June 30, 2005, the notional amounts of the outstanding two contracts was €612.6 million and €612.6 million, respectively.

(3)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from February 7, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2960. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 12 basis points and receive the six-month Euribor.

(4)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2990. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.

(5)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 18, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2799. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.
For more information, see our annual report on Form 10-K for the year ended December 31, 2004.

FORM 10-Q
QUARTERLY REPORT — PAGE 41

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
Changes in Internal Controls. Except as noted herein, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q
QUARTERLY REPORT — PAGE 42

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
We held our annual meeting of shareholders on June 14, 2005. At the meeting, two Class II trustees were elected to our board of trustees and the selection of Deloitte & Touche LLP as our independent auditors was ratified.
The votes cast by shareholders at the meeting as to the election of trustees were as follows:

	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Jimmy S.H. Lee	26,502,486	77,690	—
William D. McCartney	26,503,186	76,990	—
Kenneth A. Shields, Graeme A. Witts, Eric Lauritzen and Guy W. Adams continued their respective terms as trustees.
In connection with the ratification of the selection of Deloitte & Touche LLP as our independent auditors, shareholders cast 26,502,118 votes in favour of and 70,836 votes against such ratification and there were 7,222 shares withheld from voting with no abstentions and broker non-votes.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit
No.	Description

4.1*	Amendment to Registration Rights Agreement dated May 30, 2005 between Mercer International Inc. and KPMG Inc.

4.2*	Registration Rights Agreement dated February 10, 2005 between Mercer International Inc. and Royal Bank of Canada.

4.3*	Amendment to Registration Rights Agreement dated May 30, 2005 between Mercer International Inc. and Royal Bank of Canada.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

FORM 10-Q
QUARTERLY REPORT — PAGE 43

Exhibit
No.	Description

32.2**	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference to Form 8-K filed on November 23, 2004, as amended on June 3, 2005.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q
QUARTERLY REPORT — PAGE 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: August 9, 2005

FORM 10-Q
QUARTERLY REPORT — PAGE 45