Form 10-Q/A
period 2005-09-30
MERCER INTERNATIONAL INC
filed 2005-11-28
CIK 75659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
This Quarterly Report on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 to make adjustments identified by the registrant to reported fixed asset additions in its consolidated statement of cash flows for the nine month period ended September 30, 2005 and to reclassify a fixed asset allocation in the registrant’s Restricted Group balance sheet as at September 30, 2005 relating to the registrant’s recently acquired Celgar pulp mill, to conform to the registrant’s prior quarterly filings for 2005 as follows:
(a)	the registrant’s consolidated statement of cash flows for the nine months ended September 30, 2005 has been amended:
(i)	under Cash Flows from (used in) Investing Activities to reduce the “Purchase of property, plant and equipment” to €(11,275) from €(18,646);
(ii)	under Cash Flows from (used in) Investing Activities to reduce “Net cash used in investing activities” to €(97,233) from €(104,604); and
(iii)	to reduce the “Effect of exchange rate changes on cash and cash equivalents” to €13,560 from €20,931; and
(b)	the registrant’s Restricted Group balance sheet as at September 30, 2005 has been amended to:
(i)	increase “Property, plant and equipment” for the Restricted Group to €401,311 from €397,071 and to correspondingly decrease the same for the Unrestricted Subsidiaries to €631,228 from €635,468;
(ii)	increase “Total assets” for the Restricted Group to €625,950 from €621,710 and to correspondingly decrease the same for the Unrestricted Subsidiaries to €829,595 from €833,835;
(iii)	increase “Total shareholders’ equity” for the Restricted Group to €223,604 from €219,364 and to correspondingly decrease the same for the Unrestricted Subsidiaries to €(43,979) from €(39,739); and
(iv)	increase “Total liabilities and shareholders’ equity” for the Restricted Group to €625,950 from €621,710 and to correspondingly decrease the same for the Unrestricted Subsidiaries to €829,595 from €833,835.
Corresponding changes have been made in the registrant’s MD&A in the paragraph under “Liquidity and Capital Resources — Investing Activities” on page 33 of this Form 10-Q/A and in the table under “Liquidity and Capital Resources of the Restricted Group” on page 39 of this Form 10-Q/A. The registrant has also added Note 11 in the notes to the consolidated financial statements included herein relating to the amendments.
All other financial and other information in the originally filed Form 10-Q for the reported periods, including the consolidated balance sheets, the consolidated statements of operations, revenues, costs and expenses, income (loss) from operations, Operating EBITDA, net loss, net loss per share, retained earnings (deficit) and shareholders equity, remain unchanged.
This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Pursuant to SEC rules, included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A are currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004
	(As restated — see Note 11)
Cash Flows from (used in) Operating Activities:
Net loss	€(87,373)	€(12,604)
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized losses on derivatives	67,804	1,077
Depreciation and amortization	39,599	17,217
Unrealized foreign exchange loss on debt	1,591	—
Impairment of capital assets	—	6,000
Impairment of investments and securities	1,699	—
Minority interest	(17,076)	(3,936)
Deferred income taxes	(14,642)	—
Stock compensation expense	330	690
Other	144	1,139

Changes in current assets and liabilities
Receivables	(20,428)	(2,056)
Inventories	(9,581)	(35,825)
Accounts payable and accrued expenses	33,765	26,331
Other	(1,435)	782

Net cash used in operating activities	(5,603)	(1,185)

Cash Flows from (used in) Investing Activities:
Cash restricted	60,650	(17,517)
Purchase of property, plant and equipment	(11,275)	(241,825)
Acquisition of Celgar pulp mill	(146,608)	—
Sale of available-for-sale securities	—	1,161
Other	—	115

Net cash used in investing activities	(97,233)	(258,066)

Cash Flows from (used in) Financing Activities:
Increase (decrease) in construction costs payable	(64,348)	118,196
Proceeds from borrowings of notes payable and debt	311,792	126,000
Repayment of notes payable and debt	(261,691)	(21,886)
Proceeds from investment grants	78,595	28,710
Repayment of capital lease obligations	(2,930)	(1,781)
Issuance of shares of beneficial interest	67,329	582

Net cash from financing activities	128,747	249,821

Effect of exchange rate changes on cash and cash equivalents	13,560	80

Net increase (decrease) in cash and cash equivalents	39,471	(9,350)
Cash and cash equivalents, beginning of period	49,568	51,993

Cash and cash equivalents, end of period	€89,039	€42,643

The accompanying notes are an integral part of these financial statements.
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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

FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
Combined Condensed Balance Sheet

	September 30, 2005
	Restricted	Unrestricted			Consolidated
	Group	Subsidiaries		Eliminations	Group
	(As restated — see Note 11)	(As restated — see Note 11)
ASSETS
Current assets
Cash and cash equivalents	€52,566	€36,473		€—	€89,039
Cash restricted	—	7,646		—	7,646
Receivables	40,758	35,113		(175)	75,696
Inventories	50,875	34,803		—	85,678
Prepaid expenses and other	3,968	2,478		—	6,446

Total current assets	148,167	116,513		(175)	264,505
Cash restricted	—	24,537		—	24,537
Property, plant and equipment	401,311	631,228		(660)	1,031,879
Other	9,483	4,084		—	13,567
Deferred income tax	21,516	53,233		—	74,749
Due from unrestricted group	45,473	—		(45,473)	—

Total assets	€625,950	€829,595		€(46,308)	€1,409,237

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€36,128	€58,749		€(175)	€94,702
Construction costs payable	—	1,088		—	1,088
Debt, current portion	—	37,135		—	37,135

Total current liabilities	36,128	96,972		(175)	132,925

Debt, less current portion	342,221	580,923		—	923,144
Due to restricted group	—	45,473		(45,473)	—
Unrealized derivatives loss	—	139,983		—	139,983
Other	20,152	6,418		—	26,570
Deferred income tax	3,845	3,805		—	7,650

Total liabilities	402,346	873,574		(45,648)	1,230,272

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	223,604	(43,979	) (1)	(660)	178,965

Total liabilities and shareholders’ equity	€625,950	€829,595		€(46,308)	€1,409,237

(1)	Shareholders’ equity does not include government grants received or receivable related to the Stendal mill. Shareholders’ equity is impacted by the unrealized non-cash marked to market valuation losses on derivative financial instruments.
FORM 10-Q/A
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

FORM 10-Q/A
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

FORM 10-Q/A
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

FORM 10-Q/A
QUARTERLY REPORT — PAGE 22

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 11. Restatement
Subsequent to the issuance of the Company’s unaudited interim consolidated financial statements as at September 30, 2005, management identified the need for an adjustment to reported fixed asset additions and an offsetting adjustment to the effect of exchange rate changes on cash and cash equivalents in the Company’s unaudited interim consolidated statement of cash flows for the nine month period ended September 30, 2005. In addition, there was a reclassification of a fixed asset allocation in the Company’s Restricted Group balance sheet as at September 30, 2005 relating to the Company’s recently acquired Celgar pulp mill. The Company has accordingly amended its consolidated statement of cash flows for the nine months ended September 30, 2005 and the Restricted Group balance sheet as at September 30, 2005 to conform to the Company’s prior quarterly filings for 2005.
The following table presents the effect of the amendments to the Company’s consolidated statement of cash flows for the nine months ended September 30, 2005:

	For the Nine Months Ended
	September 30, 2005
	As Previously
	Reported	As adjusted
Cash Flows from (used in) Investing Activities:
Purchase of property, plant and equipment	€(18,646)	€(11,275)
Net cash used in investing activities	(104,604)	(97,233)
Effect of exchange rate changes on cash and cash equivalents	20,931	13,560
The following table presents the effect of the amendments to the Company’s Restricted Group balance sheet as at September 30, 2005:

	As at September 30, 2005
	Restricted Group		Unrestricted Subsidiaries
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted
ASSETS
Property, plant and equipment	€397,071	€401,311	€635,468	€631,228
Total assets	621,710	625,950	833,835	829,595

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	€219,364	€223,604	€(39,739)	€(43,979)
Total liabilities and shareholders’ equity	621,710	625,950	833,835	829,595
FORM 10-Q/A
QUARTERLY REPORT — PAGE 23

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

FORM 10-Q/A
QUARTERLY REPORT — PAGE 24

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 25

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 26

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 27

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

FORM 10-Q/A
QUARTERLY REPORT — PAGE 28

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 29

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 30

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 31

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 32

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
Investing Activities
Investing activities in the nine months ended September 30, 2005 used cash of €97.2 million. The acquisition of the Celgar pulp mill used cash of €146.6 million and a decrease in restricted cash in connection with such Acquisition provided cash of €60.7 million in the current period. The acquisition of properties used cash of €11.3 million in the first nine months of 2005. Investing activities used cash of €258.1 million in the nine months ended September 30, 2004, primarily relating to the Stendal mill.
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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 33

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 34

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 35

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 36

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 37

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 38

The following table provides a reconciliation of net income to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
	(unaudited)
Restricted Group(1)(2)
Net income	€1,984	€5,154
Income taxes	3,091	(236)
Interest expense	7,987	5,151
Investment and other income	(1,016)	(789)
Derivative financial instruments, net	31	(4,712)
Foreign exchange gain on debt	(5,918)	(285)

Income from operations	6,159	4,283
Add: Depreciation and amortization	6,602	3,030

Operating EBITDA	€12,761	€7,313

(1)	The results of the Celgar pulp mill are not included for the three months ended September 30, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	September 30,	December 31,
	2005	2004
	(in thousands)
	(unaudited)
Restricted Group Financial Position(1)(2)
Cash and cash equivalents	€52,566	€45,487
Working capital	112,039	48,480
Property, plant and equipment	401,311	213,678
Total assets	625,950	401,321
Long-term liabilities	366,218	228,139
Shareholders’ equity	223,604	138,478

(1)	The financial position of the Celgar pulp mill is not included as at December 31, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 39

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 40

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 41

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 42

The following table sets forth the maturity date, the notional amount and the recognized gain or loss in the nine and three months ended September 30, 2005 for derivatives related to the Rosenthal and Stendal mills that were in effect during these periods that affected our results:

			Recognized Gain	Recognized Gain
			(Loss) in Nine	(Loss) in
			Months Ended	Three Months Ended
Derivative Instrument	Maturity Date	Notional Amount	September 30, 2005	September 30, 2005
		(unaudited)	(unaudited)	(unaudited)
		(in millions)	(in thousands)	(in thousands)
Interest Rate Derivatives
Rosenthal Interest Rate Cap Agreements(1)	Settled	$178.3	€(295)	€—
Stendal Interest Rate Swaps(2)	October 2017	€1,147.5	(15,165)	5,310

			€(15,460)	€5,310

Foreign Exchange Rate Derivatives
Stendal Currency Swap(3)	October 2017	€306.3	€(25,408)	€(837)
Stendal Currency Swap(4)	October 2017	€153.2	(13,192)	(414)
Stendal Currency Swap(5)	October 2017	€153.2	(10,746)	(410)
Stendal Currency Forward	Settled	$25.0	(521)	(142)
Stendal Currency Forward	Settled	$25.0	(1,639)	(142)
Stendal Currency Forward	October 2005	$13.9	8	8
Stendal Currency Forward	February 2006	$50.0	(3,102)	(291)

			€(54,600)	€(2,228)

(1)	Rosenthal had entered into two forward interest rate contracts with notional amounts of $106.2 million (2003: $118.6 million) and $72.1 million (2003: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%. These derivatives were settled in February 2005.

(2)	In connection with the Stendal Loan Facility, in 2002 Stendal entered into the Stendal Interest Rate Swaps, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2004 and September 30, 2005, the notional amounts of the outstanding two contracts was €612.6 million and €612.6 million, respectively.

(3)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from February 7, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2960. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 12 basis points and receive the six-month Euribor.

(4)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2990. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.

(5)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 18, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2799. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.
For more information, see our annual report on Form 10-K for the year ended December 31, 2004.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 43

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Based on a recent evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, have concluded that, solely with respect to the matter described below under “Internal Control Over Financial Reporting”, our disclosure controls and procedures did not operate effectively as at the end of the September 30, 2005 reporting period in identifying in a timely manner material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”). A personnel change during that period altered the quality of review of specific clerical aspects of our consolidation procedures. Management, including our Principal Executive Officer and Principal Financial Officer, believes that, as a result of the changes in internal controls described below, the material weakness in our disclosure controls and procedures no longer exists and that, as of the date hereof, our disclosure controls and procedures are effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Pursuant to the Acquisition of the Celgar NBSK pulp mill in February 2005, we have instituted certain disclosure controls and procedures and internal control over financial reporting at the Celgar mill. While we believe such disclosure controls and procedures are effective and that we have adequate internal control over financial reporting at the Celgar mill, we are continuing to refine and implement consistent procedures and controls at the mill and strengthen and integrate its business practices and internal controls with our overall practices and internal controls.
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
Internal Control Over Financial Reporting. Subsequent to the issuance of our report on Form 10-Q for the quarterly period ended September 30, 2005, management determined that our consolidated interim financial statements for the nine months ended September 30, 2005 should be revised to correct the amounts reported as purchase of property, plant and equipment in our consolidated statement of cash flows for the nine months ended September 30, 2005, and the allocation of property, plant and equipment in our Restricted Group balance sheet as at September 30, 2005 to conform to our prior quarterly filings. The revisions are described in the Explanatory Note at the beginning of this report and Note 11 to our consolidated financial statements included herein. No financial statement line items in our consolidated statements of operations, consolidated balance sheets, shareholders’ equity, Restricted Group balance sheet as at December 31, 2004 or Restricted Group statement of operations were impacted.
The revisions resulted from a material weakness in the execution of our internal controls as described above under “Disclosure Controls and Procedures”. We have also now implemented additional procedures to more formally review our classification and consolidating entries, and consolidated statements of cash flows, during periods of personnel change. Management believes that, as a result of these changes, as of the date hereof, the material weakness that resulted in the amendments included in this report no longer exists. Management will continue to monitor vigorously the effect of our processes, controls and procedures and will make any further changes determined to be appropriate.
Except as noted herein, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 44

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
FORM 10-Q/A
QUARTERLY REPORT — PAGE 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

	By:	/s/ David M. Gandossi

David M. Gandossi
Secretary and Chief Financial Officer

Date: November 25, 2005
FORM 10-Q/A
QUARTERLY REPORT — PAGE 46